Form 10-Q
period 1997-04-30
NEOMAGIC CORP
filed 1997-06-03
CIK 1030485

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1997 OR

[_] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ____________________

                        Commission file number 333-20031


                              NEOMAGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          DELAWARE                                      77-0344424
  [State or other jurisdiction             [I.R.S. Employer Identification No.]
of incorporation or organization]


            3260 Jay Street
       Santa Clara, California                                 95054
[Address of principal executive offices]                    [Zip Code]


                                 (408) 988-7020
               Registrant's telephone number, including area code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes  X   No

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at May 25, 1997 was 23,822,000

================================================================================

                              NEOMAGIC CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                            PAGE
PART I.  CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Condensed Financial Statements:


         Consolidated Condensed Balance Sheets
                  April 30, 1997 and January 31, 1997                          3

         Consolidated Condensed Statements of Operations
                  Three months ended April 30, 1997 and 1996                   4

         Consolidated Condensed Statements of Cash Flows
                  Three months ended April 30, 1997 and 1996                   5

         Notes to Unaudited Consolidated Condensed Financial Statements      6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      8-19


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    20

Item 2.  Changes in Securities                                                20

Item 3.  Defaults Upon Senior Securities                                      20

Item 4.  Submission of Matters to a Vote of Security Holders                  20

Item 5.  Other Information                                                    20

Item 6.  Exhibits and Reports on Form 8-K                                     20

Signatures                                                                    21

Part I.  Financial Information
Item I.  Financial Statements

                              NEOMAGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                           April 30,        January 31,
                                                                              1997             1997
                                                                         -------------    --------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                                   $ 29,645          $ 13,458
  Restricted cash equivalents                                                        -             2,224
  Short term investments                                                        17,831                 -
  Accounts receivable                                                            6,175             2,205
  Inventory                                                                      5,157             5,237
  Other current assets                                                             721               344
                                                                         -------------    --------------
            Total current assets                                                59,529            23,468

Property, plant and equipment, net                                               3,714             3,395
Other assets                                                                       206               601
                                                                         -------------    --------------

             Total assets                                                     $ 63,449          $ 27,464
                                                                         =============    ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Working capital line of credit                                              $ 10,193          $ 14,224
  Accounts payable                                                               4,667             5,175
  Accrued expenses                                                               2,347             1,617
   Current obligations under capital leases                                        962             1,054
                                                                         -------------    --------------
             Total current liabilities                                          18,169            22,070

Noncurrent obligations under capital leases                                        983             1,170
Other long-term liabilities                                                         24                24
                                                                         -------------    --------------
             Total liabilities                                                  19,176            23,264

Commitments and contingencies

Stockholders' equity:
  Noncumulative convertible preferred stock                                          -                12
  Common stock                                                                      24                 8
  Additional paid-in-capital                                                    58,321            20,471
  Notes receivable from stockholders                                              (822)             (822)
  Deferred compensation                                                         (1,759)           (1,889)
  Accumulated deficit                                                          (11,491)          (13,580)
                                                                         -------------    --------------
             Total stockholders' equity                                         44,273             4,200
                                                                         -------------    --------------

             Total liabilities and stockholders' equity                       $ 63,449          $ 27,464
                                                                         =============    ==============


    See accompanying notes to consolidated condensed financial statements.

                             NEOMAGIC CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)
                                  (Unaudited)

                                                                                Three Months Ended
                                                                           April 30,         April 30,
                                                                              1997             1996
                                                                         -------------    --------------
Net sales                                                                      $18,281            $3,520

Cost of sales                                                                   11,171             2,818
                                                                         -------------    --------------

Gross profit                                                                     7,110               702

Operating expenses:
  Research and development                                                       2,467             2,009
  Sales, general and administrative                                              2,277               996
                                                                         -------------    --------------
               Total operating expenses                                          4,744             3,005
                                                                         -------------    --------------

Income (loss) from operations                                                    2,366            (2,303)

Other income (expense), net:
  Interest income and other                                                        316             1,076
  Interest expense                                                                (224)             (160)
                                                                         -------------    --------------

Income (loss) before income taxes                                                2,458            (1,387)

Provision for income taxes                                                         369                 -
                                                                         -------------    --------------

Net income (loss)                                                              $ 2,089         $  (1,387)
                                                                         =============    ==============

Pro forma net income (loss) per share                                             $.09            $ (.06)
                                                                         =============    ==============

Common and common equivalent shares used in
computing pro forma net income (loss) per share                                 23,715            22,009
                                                                         =============    ==============



    See accompanying notes to consolidated condensed financial statements.

                             NEOMAGIC CORPORATION
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (Unaudited)

                                                                            Three Months Ended
                                                                 ---------------------------------------
                                                                     April 30,             April 30,
                                                                        1997                  1996
                                                                 -----------------      ----------------
OPERATING ACTIVITIES:
Net income (loss)                                                          $ 2,089             $  (1,387)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
     Depreciation and amortization                                             338                   169
     Amortization of deferred compensation                                     130                    53
     Changes in operating assets and liabilities:
           Accounts receivable                                              (3,970)               (1,747)
           Inventory                                                            80                  (482)
           Other current assets                                               (377)                 (990)
           Other assets                                                        395                   (73)
           Accounts payable                                                   (508)                  429
           Accrued expenses                                                    730                   211
                                                                 -----------------      ----------------
Net cash used in operating activities                                       (1,093)               (3,817)
                                                                 =================      ================

INVESTING ACTIVITIES
     Purchases of property, plant and equipment                               (657)                 (504)
     Purchases of short term investments                                   (17,831)                    -
                                                                 -----------------      ----------------
Net cash used for investing activities                                     (18,488)                 (504)
                                                                 =================      ================

FINANCING ACTIVITIES
     Proceeds from sale leaseback liability                                      -                   238
     Payments on lease liability                                              (279)                 (242)
     Proceeds from working capital line of credit                            9,877                 3,158
     Payments on working capital line of credit                            (13,908)                 (132)
     Net proceeds from issuance of common stock                             37,854                   123
     Amounts held as restricted cash                                         2,224                     -
                                                                 -----------------      ----------------
Net cash provided by financing activities                                   35,768                 3,145
                                                                 =================      ================

Net increase (decrease) in cash and cash equivalents                        16,187                (1,176)
Cash and cash equivalents at beginning of period                            13,458                 6,877
                                                                 -----------------      ----------------
Cash and cash equivalents at end of period                                $ 29,645               $ 5,701
                                                                 =================      ================


    See accompanying notes to consolidated condensed financial statements.

                             NEOMAGIC CORPORATION
        NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   Basis of Presentation:

     The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries collectively ("NeoMagic" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at April 30, 1997 and January 31, 1997, and the operating results and cash flows for the three months ended April 30, 1997 and 1996. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 1997, included in the Company's Form S-1 filed with the Securities and Exchange Commission.

     The results of operations for the three months ended April 30, 1997 are not necessarily indicative of the results that may be expected for the year ending January 31, 1998.

     The first fiscal quarters of 1998 and 1997 ended on April 27, 1997 and April 28, 1996, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

2.   Inventory:

     Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.


                                           April 30,          January 31,
Inventory consists of:                       1997               1997
                                        ---------------     --------------
                                                   (in thousands)

Raw materials                                  $  2,705           $    464
Work in process                                     394                948
Finished goods                                    2,058              3,825
                                        ---------------     --------------
    Total                                       $ 5,157            $ 5,237
                                        ===============     ==============

3.   Net Income (Loss) Per Share and Pro forma Net Income (Loss) Per Share

     Except as noted below, net income (loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Common equivalent shares from convertible preferred stock (using the if-converted method) and from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price) through January 31, 1997. Per share information calculated on this basis is as follows (in thousands except per share information):

                                                            Three months ended
                                                            April 30,  April 30,
                                                             1997        1996
                                                            ------------------

Net income (loss) per share                                 $  .09       $(.14)
                                                            ======       =====
Shares used in computing net income (loss) per share        23,715       9,749


     The pro forma calculation of net loss per share presented in the consolidated condensed statements of operations is computed as described above and also gives retroactive effect to the conversion of all outstanding shares of convertible preferred stock into common stock, which took place upon the closing of the Company's initial public offering using the as-if-converted method.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which the Company is required to adopt on January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic net income per share, the dilutive effect of stock options and warrants will be excluded. Basic net income per share computed in accordance with Statement 128 would have been $.01 greater than the net income per share as reported for the quarter ended April 30, 1997. The impact of Statement 128 on the calculation of fully diluted net income per share for the quarter ended April 30, 1997 is not expected to be material. Assuming the retroactive conversion of all outstanding shares of convertible preferred stock into common stock, there is no impact on the implementation of Statement 128 to the pro forma net loss per share as reported for the quarter ended April 30, 1996.

4.   Working Capital Line

     The Company maintains a revolving credit agreement ("Credit Agreement") with Mitsubishi International. The Credit Agreement is used to provide 60 day extended credit terms to finance wafer inventory purchases. The Credit Agreement was amended to provide that effective April 1, 1997 (i) the permitted borrowings would be increased from $15 million to $18 million, (ii) the compensating balance requirement was eliminated and (iii) that the credit agreement expires on January 31, 1998.

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

     When used in this discussion, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, the growth rate of the market for PCs, the percentage of export sales and sales to strategic customers, the adoption or retention of industry standards, and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors that May Affect Results," that could cause actual result to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

OVERVIEW

     The Company designs, develops and markets multimedia accelerators for sale to notebook computer manufacturers. The Company has developed the first commercially available high performance silicon technology that integrates large DRAM memory with analog and logic circuitry to provide a high performance multimedia solution on a single chip. The Company's Magic Graph 128 family of pin-compatible multimedia accelerators incorporates a 128-bit memory bus. The Company believes these products enable notebook PC manufactures to deliver state-of-the-art multimedia capabilities while decreasing power consumption, size, system design complexity and cost.

     The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19-25 of the Company's Prospectus dated March 13, 1997.

RESULTS OF OPERATIONS

     The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                 Three Months Ended
                                              April 30,      April 30,
                                                1997           1996
                                              -------        -------

Net sales                                       100.0%         100.0%
Cost of sales                                    61.1           80.0
                                              -------        -------
Gross profit                                     38.9           20.0
Operating expenses:
  Research and development                       13.5           57.1
  Selling, general and administrative            12.5           28.3
                                              -------        -------
      Total operating expenses                   26.0           85.4
                                              -------        -------
Income (loss) from operations                    12.9          (65.4)
Other income (expense), net:
      Interest income and other                  1.7            30.6
      Interest expense                          (1.2)           (4.5)
                                              -------        -------
Income (loss) before income taxes               13.4           (39.3)
Provision for income taxes                       2.0             -
                                              -------        -------
Net income (loss)                               11.4%          (39.3)%
                                              =======        =======

NET SALES

     The Company's net sales to date have been generated from the sale of its multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in Asia, Japan, and the United States. Net sales were $18.3 million for the three months ended April 30, 1997, compared to $3.5 million for the three months ended April 30, 1996. Net sales increased primarily as a result of increased market acceptance of the Company's products, introduction by the Company of additional products in its MagicGraph128 product family which expanded the portion of the market addressed by NeoMagic products, and the Company's investment in sales and marketing activities. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial.

     Export sales accounted for 80% and 100% of net sales in the three months ended April 30, 1997 and 1996, respectively. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sale transactions were denominated in U.S. dollars.

     Five customers accounted for 21%, 20%, 13%, 11% and 10% of net sales for the three months ended April 30, 1997. Two customers accounted for 76% and 13% of net sales for the three months ended April 30, 1996. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

GROSS PROFIT

     Gross profit was $7.1 million and $702,000 for the three months ended April 30, 1997 and 1996, respectively. Gross profit percentages increased to 38.9% for the three months ended April 30, 1997 from 20% in the three months ended April 30, 1996. The increase in gross profit percentage was due primarily to lower wafer pricing and improved yields on higher production volumes.

     In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), timing of volume shipments of new products, the availability and cost of products from the Company's suppliers and changes in the mix of products sold.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $2.5 million and $2.0 for the three months ended April 30, 1997 and 1996, respectively. The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development spending increases primarily reflect additions to the Company's engineering staff. Research and development spending is expected to increase in absolute dollars in fiscal 1998.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

     Sales, general and administrative expenses were $2.3 and $1.0 million in the three months ending April 30, 1997 and 1996, respectively. Sales, general and administrative expenses increased as a result of increased commissions associated with higher sales levels and additional personnel. The Company anticipates that sales, general and administrative expenses will increase in absolute dollars in fiscal 1998.

OTHER INCOME (EXPENSE), NET.

     Other income (expense), net decreased to $92,000 in the three months ended April 30, 1997 from $916,000 in the three months ended April 30, 1996. The decrease is due to $1.0 million of revenue during the three months ended April 30, 1996 from non-recurring engineering services. Such services consisted primarily of consulting services and allowing a customer access to certain technology, previously developed by the Company for its own use, to construct complex logic. The Company does not expect such engineering services to be provided on a regular basis, if at all, in future periods.
Therefore, the Company has classified such revenues in other income.

LIQUIDITY AND CAPITAL RESOURCES

     Net cash used in operating activities for the three months ended April
30, 1997 was $1.1million compared to $3.8 million for the three months ended April 30, 1996. The decrease in net cash used in operations is primarily due to net income of $2.1 million in the three months ended April 30, 1997 compared to a net loss of $1.4 million in the three months ended April 30, 1996 offset partially by an increase in accounts receivable.

     Net cash used for investing activities for the three months ended April
30, 1997 and 1996 was $18.5 million and $504,000, respectively. The increase was primarily due to $17.8 million in purchases of short-term investments in the period ended April 30, 1997 and additional investments in plant, property and equipment. The timing and amount of future capital expenditures will depend primarily on the growth of the Company's future revenues.

     Net cash provided by financing activities for the three months ended
April 30, 1997 and 1996 was $35.8 million and $3.1 million, respectively. The increase primarily represents the initial public offering net proceeds of $37.8 in the first quarter of fiscal 1998 and net repayments related to the Credit Agreement of $4.0 million.

     Working capital at April 30, 1997 was $41.4 million. At April 30, 1997 the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of $47.5 million and borrowings from Mitsubishi International Corporation, under a working capital revolving credit agreement. The Company believes these available funds and anticipated funds from operations will satisfy the Company's projected working capital, and capital expenditure requirements through the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital during such period. The Company's future capital requirements will depend on many factors, including the rate of net sales growth, the timing and extent of spending to support research and development programs, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

INCOME TAXES

     The Company's effective tax rate for the three months ended April 30, 1997 was 15%, compared to an effective tax rate for the three months ended April 30, 1996 of 0%. The difference between the Company's effective tax rate and the statutory rate for the three months ended April 30, 1997 is primarily due to the utilization of the Company's net operating loss carryforwards.

FACTORS THAT MAY AFFECT RESULTS

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     NeoMagic's quarterly and annual results of operations are affected by a variety of factors that could materially adversely affect net sales, gross profit and income from operations. These factors include, among others, demand for the Company's products; changes in product or customer mix, (i.e., the portion of the Company's revenues represented by the Company's various products and customers); fluctuations in manufacturing yields; incorrect forecasting of future revenues; availability and cost of manufacturing capacity; unanticipated delays or problems in the introduction or performance of the Company's next generation of products; the Company's ability to introduce new products in accordance with OEM design requirements and design cycles; market acceptance of the products of the Company's customers; changes in the timing of product orders due to unexpected delays in the introduction of products of the Company's customers or due to the life cycles of such customers' products ending earlier than anticipated; new product announcements or product introductions by NeoMagic's competitors; competitive pressures resulting in lower selling prices; the volume of orders that are received and can be fulfilled in a quarter; the rescheduling or cancellation of orders by customers which cannot be replaced with orders from other customers; supply constraints for the other components incorporated into its customers' notebook PC products; foreign exchange rate fluctuations; the unanticipated loss of any strategic relationship; seasonality associated with the tendency of PC sales to increase in the second half of each calendar year; the level of expenditures for research and development and sales, general and administrative functions of the Company; costs associated with future litigation; and costs associated with protecting the Company's intellectual property. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In certain future quarters, the Company's operating results may be below the expectations of public market analysts or investors. In such event, the market price of the Common Stock would be materially adversely affected.

RISKS ASSOCIATED WITH DEPENDENCE ON THE NOTEBOOK PC MARKET

     The Company's products are used only in notebook PCs. The notebook PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the notebook PC market has grown substantially in recent years, there is no assurance that such growth will continue. A reduction in sales of notebook PCs, or a reduction in the growth rate of such sales, would likely reduce demand for the Company's products. Moreover, such changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In such cases, the PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers such as the Company until the excess inventory has been absorbed. Any reduction in the demand for notebook PCs generally, or for a particular product that incorporates the Company's multimedia accelerators, could have a material adverse impact on the Company's business, financial condition and results of operations.

     The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render the Company's products incompatible with products developed by major hardware manufacturers and software developers, including Intel Corporation and Microsoft Corporation. The Company could be required, as a result, to invest significant time and effort to redesign the Company's products to ensure compliance with relevant standards. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, the Company could miss opportunities to achieve crucial design wins, which could result in a material adverse change in the Company's business, financial condition and results of operations. In addition, the Company's products are designed to afford the notebook PC manufacturer significant advantages with respect to product performance, power consumption and size. To the extent that future developments in other notebook PC components or subassemblies incorporate one or more of the advantages offered by the Company's products, the market demand for the Company's products may be negatively impacted, which could result in a material adverse change in the Company's business, financial condition and results of operations.

PRODUCT CONCENTRATION; RISKS ASSOCIATED WITH MULTIMEDIA PRODUCTS

     The Company's revenues are entirely dependent on the market for multimedia accelerators for notebook PCs, and on the Company's ability to compete in that market. Since the Company has no other product line, the Company's revenues and results of operations would be materially adversely affected if for any reason it were unsuccessful in selling multimedia accelerators. The notebook PC market frequently undergoes transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If the Company's products are unable at the beginning of each such transition to support the new feature sets or performance levels being required by notebook PC manufacturers, the Company would be likely to lose design wins and moreover, not have the opportunity to compete for new design wins until the next product transition occurred. Thus, a failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The notebook PC multimedia market is characterized by extreme price competition. Leading-edge products may command higher average selling prices but prices decline throughout the product life cycle as comparable and more advanced products are introduced into the market. As a result, the Company's ability to maintain average selling prices and gross margins depends substantially on its ability to continue introducing new products. Its ability to maintain gross margins is also dependent, but to a lesser extent, upon its ability to reduce product costs throughout a product life cycle by instituting cost reduction design changes and yield improvements, persuading customers to adopt cost-reduced versions of its products and successfully managing its manufacturing and subcontract relationships. The failure of the Company to continue designing and introducing advanced products in a timely manner or to continue reducing product costs would have a material adverse effect on the Company's net sales, gross margins and results of operations.

CUSTOMER CONCENTRATION

     The Company's sales are concentrated within a limited customer base. The Company expects that a small number of customers will continue to account for a substantial portion of its net sales for the foreseeable future. Furthermore, all of the Company's sales are made on the basis of purchase orders rather than pursuant to long-term agreements. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products or by a decline in the number of notebook PCs sold by a single customer or by a small number of customers.

EFFECTS OF CHANGES IN DRAM PRICING

     The Company's MagicGraph128 products feature large DRAM memory integrated with analog and logic circuitry on a single chip, while its competitors provide only the graphics/video analog and logic circuitry on a separate chip to be used in conjunction with DRAMs supplied by others. The prices of the Company's products reflect many factors, including the prices of DRAM chips. As a result, the Company's business, financial condition and results of operations may be materially adversely and affected by unanticipated changes in the price of DRAMs. Such changes are typically sudden and dramatic and can extend over a significant period of time. For example, the average price of 4-Mbit DRAMs declined by more than 80% in 1996, and this decline affected the average selling prices of the Company's products. A significant reduction in the price of DRAMs could cause the Company's products to be less competitively priced, potentially affecting ongoing product pricing as well as resulting in the loss of design wins for new notebook PCs. In this circumstance, competitors without embedded DRAM could be potentially benefited by DRAM price reductions, and the Company could be forced to respond to pricing pressures precipitated by changes in the DRAM market by reducing the average selling prices of its products to current and prospective system manufacturer customers. Because the Company's product costs cannot be adjusted as rapidly as changes in average selling prices to system manufacturers, the Company's net sales and gross profit would be materially and adversely impacted.

DEPENDENCE ON MANUFACTURING RELATIONSHIPS

     The Company's products require wafers manufactured with state-of-the-art fabrication equipment and techniques. All of the Company's products are currently manufactured by Mitsubishi Electric Corporation ("Mitsubishi Electric") in Japan under the terms of a five-year wafer supply agreement. Mitsubishi Electric is currently producing six-inch wafers for the Company and expects to begin producing eight-inch wafers utilizing Mitsubishi Electric's next generation of manufacturing technologies for certain of the Company's new products in calendar 1997. The Company also has entered into a five-year wafer supply agreement with Toshiba Corporation ("Toshiba") in Japan to commence production of the Company's next generation multimedia accelerator products. NeoMagic does not expect that a significant portion of the Company's wafer requirements will be met by Toshiba before calendar 1998. The Company expects that, for the foreseeable future, each of its products will be single source manufactured. Because the lead time needed to establish a strategic relationship with a new DRAM partner is at least 12 months and the estimated time for Mitsubishi Electric to switch to a new product line is four to six months, there is no readily available alternative source of supply for any specific product. A manufacturing disruption experienced by either of the Company's manufacturing partners would impact the production of the Company's business, financial condition and result of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies at Mitsubishi Electric or the relationship with Toshiba is unsuccessful or delayed, the Company's business, financial condition and results of operations would be materially and adversely affected.

     There are many other risks associated with the Company's dependence upon third party manufacturers, including: reduced control over delivery schedules, quality assurance, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on wafers supplied to the Company; and potential misappropriation of NeoMagic intellectual property. The Company is dependent on Mitsubishi Electric, and expects in the future to be dependent upon Toshiba as well, to produce wafers of acceptable quality and with acceptable manufacturing yields, to deliver those wafers to the Company and its independent assembly and testing subcontractors on a timely basis and to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs. On occasion, the Company has experienced some of these difficulties. The Company's wafer requirements represent a very small portion of the total production of these companies. Although the Company's products are designed using the process design rules of the particular manufacturer, there can be no assurance that either Mitsubishi Electric or Toshiba will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, there can be no assurance that either Mitsubishi Electric or Toshiba will continue to devote resources to the production of the Company's products or continue to advance the process design technologies on which the manufacturing of the Company's products are based. Any such difficulties would have a material adverse effect on the Company's business, financial condition and results of operations.

     The Company's products are assembled and tested by third party subcontractors. The Company does not have long term agreements with any of these subcontractors. Such assembly and testing is conducted on a purchase order basis. As a result of its reliance on third party subcontractors to assemble and test its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company's products. Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if the Company is required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and test of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

INVENTORY RISK

     Under its wafer supply agreements with Mitsubishi Electric and Toshiba, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and to place binding purchase orders four months prior to shipment. If the Company cancels a purchase order, it must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must make forecasts and place purchase orders for wafers long before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic, and from time-to-time will cause the Company to have an excess or a shortage of wafers for a particular product. As a result of the long lead time for manufacturing wafers, semiconductor companies such as the Company from time-to-time must take charges for excess inventory. For example, the Company booked charges totaling $1.5 million for excess inventory in fiscal 1997. Significant write-offs of excess inventory could materially adversely affect the Company's financial condition and results of operations. Conversely, failure to order sufficient wafers would cause the Company to miss revenue opportunities and, if significant, could impact sales by the Company's customers, which could adversely affect the Company's customer relationships and thereby materially adversely affect the Company's business, financial condition and results of operations.

MANUFACTURING YIELDS

     The fabrication of semiconductors is a complex and precise process.
Because NeoMagic's products feature the integration of large DRAM memory with analog and logic circuitry on a single chip, a manufacturer must obtain acceptable yields of both the memory and logic portions of such products, compounding the complexity of the manufacturing process. As a result, the Company may face greater manufacturing challenges than its competitors. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. The Company purchases wafers, not die, and pays an agreed price for wafers meeting certain acceptance criteria. Accordingly, the Company bears the risk of final yield of good die. Poor yields would materially adversely affect the Company's net sales, gross margins and results of operations.

     Semiconductor manufacturing yields are a function both of product design, which is developed largely by the Company, and process technology, which is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between the Company and the manufacturer. For example, a design error that resulted in lower than expected yields of finished products caused the Company to take a $1.2 million charge for the three months ended July 31, 1996. This risk is compounded by the offshore location of the Company's manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. As the Company's relationships with Toshiba and any additional manufacturing partners develop, yields could be adversely affected due to difficulties associated with adopting the Company's technology and product design to the proprietary process technology and design rules of each manufacturer. Because of the Company's limited access to wafer fabrication capacity from its manufacturers, any decrease in manufacturing yields could result in an increase in the Company's per unit costs and force the Company to allocate its available product supply among its customers, thus potentially adversely impacting customer relationships as well as revenues and gross profit. There can be no assurance that the Company's manufacturers will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its manufacturers could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company also faces the risk of product recalls resulting from design or manufacturing defects which are not discovered during the manufacturing and testing process. In the event of a significant number of product returns, the Company's net sales and gross profit could be materially adversely affected.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE

     The Company's business, financial condition and results of operations will depend to a significant extent on its ability to maintain its position in the market for multimedia accelerator products that integrate large DRAM with analog and logic circuitry on a single chip. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. The notebook PC market for which the Company's initial products are designed is intensely competitive and is characterized by rapidly changing technology, evolving industry standards and declining average selling prices. Notebook PC manufactures demand products incorporating rich features and functionality in order to achieve product differentiation. The Company must anticipate the features and functionality that the consumer of notebook PCs will demand, incorporate those features and functionality into products that meet the exacting design requirements of the notebook PC manufacturers, price its products competitively, and introduce the products to the market within the limited window of market demand. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability of Mitsubishi Electric, Toshiba and any additional strategic manufacturing partners to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of NeoMagic's and its customers' products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by system manufacturers and consumers of notebook PCs, will be successfully developed or will be introduced within the appropriate window of market demand. The failure of the Company to successfully introduce new products and achieve market acceptance for such products would have a material adverse effect on the Company's business, financial condition and results of operations.

     The integration of large DRAM memory with analog and logic circuitry on a single chip is highly complex and is critical to the Company's success. Because of the complexity of its products, however, NeoMagic has experienced delays from time to time in completing development and introduction of new products. In the event that there are delays in the completion of development of future products, including the products currently expected to be announced over the next year, the Company's business, financial condition and results of operations would be materially adversely affected. Although the development cycles for the memory and logic portions of the Company's products have been relatively synchronized to date, there can be no assurance that this synchronization will continue in the future. In addition, there can be no assurance that fundamental advances in either the memory or logic components of the Company's products will not significantly increase the complexity inherent in the design and manufacture of MagicGraph128 products, rendering the Company's product technologically infeasible or uncompetitive. The multiple chip solutions offered by the Company's competitors are less complex to design and manufacture than the Company's integrated MagicGraph128 products. As a result, these competitive solutions may be less expensive, particularly during periods of depressed DRAM prices. The time required for competitors to develop and introduce competing products may be shorter and manufacturing yields may be better than those experienced by the Company.

     As the markets for the Company's products continue to develop and competition increases, NeoMagic anticipates that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margin for each of the Company's products will decline as such products mature. Thus, the Company will need to introduce new products to maintain average selling prices. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that products or technologies developed by others will not render NeoMagic's products or technologies obsolete or uncompetitive, or that the Company's products will be selected for design into the products of its targeted customers. The failure of the Company's new product development efforts would have a material adverse effect on NeoMagic's business, financial condition and results of operations.

COMPETITION

     The market for multimedia accelerators for notebook PCs in which the Company competes is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. NeoMagic believes that the principal factors of competition in this market are performance, price, features, power consumption, size and software support. The ability of the Company to compete successfully in the rapidly evolving notebook PC market depends on a number of factors, including success in designing and subcontracting the manufacture of new products that implement new technologies, product quality, reliability, price, the efficiency of production, design wins for NeoMagic's integrated circuits, ramp up of production of the Company's products for particular system manufacturers, end-user acceptance of the system manufacturers' products, market acceptance of competitors' products and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

     NeoMagic competes with major domestic and international companies, most of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include Chips & Technologies, Inc. ("Chips & Technologies"), Cirrus Logic, Inc. ("Cirrus Logic"), S3 Incorporated ("S3"), and Trident Microsystems, Inc. ("Trident"). NeoMagic may also face increased competition from new entrants into the notebook PC multimedia accelerator market including from companies currently selling products designed for desktop PCs. Furthermore, the Company expects that many of its competitors will seek to develop and introduce products that integrate large DRAM with analog and logic circuitry on a single chip. For example, Chips & Technologies and Trident have recently announced separate programs to introduce in conjunction with Samsung Electronics Company Ltd. ("Samsung"), the world's largest DRAM manufacturer, an integrated multimedia accelerator solution for the notebook PC market that would compete directly with the Company's products. Potential competition also could come from manufacturers that integrate a microprocessor with a multimedia controller. Although Intel has not announced any such product, Cyrix Corporation ("Cyrix") recently announced such a product. To the Company's knowledge, the Cyrix product does not eliminate the need for multimedia accelerators in notebook PCs. The successful commercial introduction of such a product that eliminates the need for a separate multimedia accelerator in notebook PCs could have a material adverse effect on the Company's business, financial condition and results of operations.

     Some of the Company's current and potential competitors operate their own manufacturing facilities. Since the Company does not operate its own manufacturing facility and must make binding commitments to purchase products, it may not be able to reduce its costs and cycle time or adjust its production to meet demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the prices of the Company's products reflect many factors, including the prices of DRAM chips and non-integrated graphics chips. Therefore, in some cases, the Company's products may be more expensive than competitive multiple chip solutions. The Company in the past has lost and in the future may lose design wins due to this price difference. Furthermore, a significant reduction in the price of DRAMs could cause the Company's products to be less competitively priced, potentially affecting ongoing product pricing as well as resulting in the loss of design wins for new notebook PCs.

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY RIGHTS

     The Company relies in part on patents to protect its intellectual property. In the United States, the Company has been issued two patents, each covering certain aspects of the design and architecture of the Company's multimedia accelerators. In addition, the Company has several patent applications pending in the United States Patent and Trademark Office (the "PTO"). There can be no assurance that the Company's pending patent applications or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

     The Company also relies on a combination of mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. Despite these efforts, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to the Company's trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that the Company can meaningfully protect its intellectual property. A failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the Company's business, financial condition and results of operations.

     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company in the past has been, and in the future may be, notified that it may be infringing the intellectual property rights of third parties. In November 1994, Cirrus Logic filed suit against the Company and certain of its employees claiming, among other things, breach of fiduciary duty, breach of and interference with contract and misappropriation of trade secrets. The Company and Cirrus Logic settled the lawsuit in June 1996, but the Company incurred an aggregate of $703,000 in expenses in connection with such litigation during fiscal 1995 and fiscal 1996. This settlement did not involve cash payments but did include a non-solicitation provision and certain contingent cross-licensing provisions. In late February 1997, the Company received a written notice from Cirrus Logic asserting that the Company's MagicGraph128, MagicGraph128V and MagicGraph128ZV products infringe three United States patents held by Cirrus Logic. The Company believes that the Company's MagicGraph128, MagicGraph128V and MagicGraph128ZV products do not infringe any of the claims of these patents. However, there can be no assurance that Cirrus Logic will not file a lawsuit against the Company or that the Company would prevail in any such litigation.

     In October 1996 the Company was notified by two of its customers that they had received a letter from the holder of a United States patent asserting that the video/graphics subsystem in such customers' notebook PCs, which use the Company's MagicGraph128 and MagicGraph128V products, infringe certain claims of the patent. The Company has certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by its products. There can be no assurance that the Company's potential obligations to indemnify such customers will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the Company's MagicGraph128 and MagicGraph128V products do not infringe any of the claims of such patent. The Company's belief is based upon a legal opinion from its patent counsel, Townsend. Although there have been no further communications regarding this matter since October 1996, there can be no assurance that the holder of such patent will not file a lawsuit against the Company or its customers, that the Company or such customers would prevail in any such litigation, or that such customers will continue to purchase the Company's products under the threat of potential litigation.

     Any patent litigation, whether or not determined in the Company's favor or settled by the Company, would at a minimum be costly and could divert the efforts and attention of the Company's management and technical personnel from productive tasks, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that current or future infringement claims by third parties or claims for indemnification by other customers or end users of the

Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. In the event of any adverse ruling in any such matter, the Company could be required to pay substantial damages, which could include treble damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance, however, that a license would be available on reasonable terms or at all Any limitations on the Company's ability to market its products, or delays and costs associated with redesigning its products or payments of license fees to third parties, or any failure by the Company to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON INTERNATIONAL SALES AND SUPPLIERS

     Export sales are a critical part of the Company's business. Sales to customers located outside the United States (including sales to foreign operations customers headquartered in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 90.0% and 96.2% of the Company's net sales for fiscal 1996 and fiscal 1997, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Some of the Company's international sales are supported by letters of credit issued by its customers. Because the Company's international sales have to date been denominated in United States dollars, increases in the value of the United States dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. All of the Company's wafers are and for the foreseeable future will be produced by foreign manufacturers. In addition, many of the components used by the Company are procured from international sources. Under the Company's wafer supply agreements with Mitsubishi Electric and Toshiba, products are priced in Japanese yen. As a result, the Company's cost of goods sold are subject to fluctuations in the yen-dollar exchange rates. The Company has in the past hedged its exposure to fluctuations in such foreign currency exchange rate by purchasing forward contracts and may continue to do so in the future. However, there can be no assurance that such hedging will be adequate. Significant wafer or component price increases, fluctuations in currency exchange rates or the Company's hedging against currency exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

     International sales and manufacturing operations are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences and export license requirements. In addition, the Company is subject to the risks inherent in conducting business internationally including foreign government regulation, political and economic instability and unexpected changes in diplomatic and trade relationships. Moreover, the laws of certain foreign countries in which the Company's products may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States, thus increasing the possibility of piracy of the Company's products. There can be no assurance that one or more of these risk will not have a material adverse effect on the Company's business, financial condition and results of operations.

NEED FOR ADDITIONAL CAPITAL

     The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company believes that the net proceeds of this offering, together with its existing capital resources, will be sufficient to meet the Company's capital requirements through the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital during such period. The Company's future capital requirements will depend on many factors, including the rate of net sales growth, the timing and extent of spending to support research and development programs and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

MANAGEMENT OF EXPANDED OPERATIONS

     The Company has experienced, and may continue to experience, periods of rapid growth and expansion, which have placed, and could continue to place, a significant strain on the Company's limited personnel and other resources. To manage these expanded operations effectively, the Company will be required to continue to improve its operational, financial and management systems. Given its relatively early stage of development, the Company is dependent upon its ability to successfully hire, train, motivate and manage its employees, especially its management and development personnel. If the Company's management is unable to manage its expanded operations effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON QUALIFIED PERSONNEL

     The Company's future success depends in part on the continued service of its key engineering, sales, marketing, manufacturing, finance and executive personnel, and its ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel in the semiconductor industry, and there can be no assurance that the Company will be able to continue to attract and train qualified personnel necessary for the development of its business. The Company's anticipated growth is expected to place increased demands on the Company's resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Loss of the services of, or failure to recruit in a timely manner, key technical and management personnel could be significantly detrimental to the Company's product development programs or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

         PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings
------
         None.

ITEM 2.  Changes in Securities
------
         None.

ITEM 3.  Defaults Upon Senior Securities
------
         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
------
         None.

ITEM 5.  Other Information
------
         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K
------
         (a)   Exhibits

         EXHIBIT
         NUMBER                     DESCRIPTION
         -------                    -----------
         11.1                       Computation of Pro Forma
                                    Net Income (Loss) Per Share
         27.1                       Financial Data Schedule


         (b)   Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended April 30, 1997.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEOMAGIC CORPORATION
                                  (Registrant)



                              /s/ MERLE MC CLENDON
                              ----------------------------
                                  MERLE MC CLENDON
                                Vice President, Finance
                             and Chief Financial Officer
                     (Principal Financial and Accounting Officer)

                                  June 3, 1997