Form 10-Q
period 1997-07-27
NEOMAGIC CORP
filed 1997-09-05
CIK 1030485

________________________________________________________________________



               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 Form 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 1997 OR

_ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

                      Commission file number 333-20031


                             NEOMAGIC CORPORATION
            (Exact name of Registrant as specified in its charter)

            DELAWARE                              77-0344424
[ State or other jurisdiction        [I.R.S. Employer Identification No.]
of incorporation or organization]

           3260 Jay Street
       Santa Clara, California                       95054
[Address of principal executive offices]           [Zip Code]


                               (408) 988- 7020
             Registrant's telephone number, including area code



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     X  No


The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at August 24, 1997 was 23,850,344

                              NEOMAGIC CORPORATION
                                   FORM 10-Q

                                     INDEX

                                                                         PAGE
PART I.  CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Condensed Financial Statements:


         Consolidated Condensed Balance Sheets
                 July 31, 1997 and January 31, 1997                        3

         Consolidated Condensed Statements of Operations
                 Three and six months ended July 31, 1997 and 1996         4

          Consolidated Condensed Statements of Cash Flows
                  Six months ended July 31, 1997 and 1996                  5

          Notes to Unaudited Consolidated Condensed Financial Statements  6-7

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   8-20


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                21

Item 2.  Changes in Securities                                            21

Item 3.  Defaults Upon Senior Securities                                  21

Item 4.  Submission of Matters to a Vote of Security Holders              21

Item 5.  Other Information                                                21

Item 6.  Exhibits and Reports on Form 8-K                                 21

Signatures                                                                22

Part I.  Financial Information
Item I.  Financial Statements
NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)
(Unaudited)

                                                    July 31,   January, 31
                                                      1997        1997
                                                    --------    --------
                                    ASSETS

Current assets:
  Cash and cash equivalents                         $ 33,763    $ 13,458
  Restricted cash equivalents                              -       2,224
  Short term investments                              21,928           -
  Accounts receivable, net                             5,242       2,205
  Inventory                                            8,372       5,237
  Other current assets                                   590         344
                                                    --------    --------
            Total current assets                      69,895      23,468

Property, plant and equipment, net                     4,213       3,395
Other assets                                             166         601
                                                    --------    --------
             Total assets                           $ 74,274    $ 27,464
                                                    ========    ========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Working capital line of credit                    $ 14,804    $ 14,224
  Accounts payable                                     5,725       5,175
  Accrued expenses                                     3,618       1,617
  Current obligations under capital leases               806       1,054
                                                    --------    --------
             Total current liabilities                24,953      22,070

Noncurrent obligations under capital leases              836       1,170
Other long-term liabilities                               21          24
                                                     --------    --------
             Total liabilities                        25,810      23,264

Commitments and contingencies

Stockholders' equity:
  Noncumulative convertible preferred stock                -          12
  Common stock                                            24           8
  Additional paid-in-capital                          59,580      20,471
  Notes receivable from stockholders                    (818)       (822)
  Deferred compensation                               (2,792)     (1,889)
  Accumulated deficit                                 (7,530)    (13,580)
                                                     --------    --------
             Total stockholders' equity               48,464       4,200
                                                     --------    --------
             Total liabilities and stockholders'
                   equity                           $ 74,274    $ 27,464
                                                     ========   ========


See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                          Three Month      Six Months
                                             Ended             Ended
                                      ----------------   ----------------
                                            July 31,          July 31,
                                         1997     1996      1997     1996
                                      ----------------   ----------------
Net sales                             $24,570   $ 5,954  $42,851  $ 9,474

Cost of sales                          14,522     5,485   25,693    8,303
                                      -------   -------  -------  -------
Gross profit                           10,048      469    17,158    1,171

Operating expenses:
  Research and development              3,338     1,667    5,805    3,676
  Sales, general and administrative     2,382     1,553    4,659    2,549
  Legal costs                               -    (1,503)       -   (1,503)
                                      -------   -------  -------  -------
               Total operating expenses 5,720     1,717   10,464    4,722

Income (loss) from operations           4,328    (1,248)   6,694   (3,551)

Other income (expense), net:
  Interest income and other               646        75      962    1,151
  Interest expense                       (314)     (210)    (538)    (370)
                                      -------   -------  -------  -------
Income (loss) before income taxes       4,660    (1,383)   7,118   (2,770)

Provision for income taxes                699        -     1,068        -
                                      -------   -------   -------  -------
Net income (loss)                     $ 3,961  $ (1,383)  $ 6,050  $(2,770)

Pro forma net income (loss) per share   $.15     $(.06)     $.24    $(.13)

Common and common equivalent shares
 used in computing pro forma net income
 (loss) per share                      26,175    21,983    24,994   21,996



See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                    Six Months Ended
                                                 July 31,   July 31,
                                                   1997       1996
                                                 --------   --------
Operating activities:
Net income (loss)                                  $6,050   $ (2,770)
Adjustments to reconcile net income (loss)
 to net cash provided by (used in) operating activities:
     Depreciation and amortization                    715        366
     Amortization of deferred compensation            314        141
     Changes in operating assets and liabilities:
           Accounts receivable                     (3,037)    (2,978)
           Inventory                               (3,135)    (2,490)
           Other current assets                      (246)       (64)
           Other assets                               435        (50)
           Accounts payable                           550      2,225
           Accrued expenses and other               1,998     (1,054)
                                                 --------   --------
Net cash provided by (used for) operating
      activities                                    3,644     (6,674)
                                                 ========    ========
Investing activities
     Purchases of property, plant and equipment    (1,533)    (1,087)
     Purchases of short term investments          (22,928)         -
     Maturities of short term investments           1,000          -
                                                 --------   --------
Net cash used for investing activities            (23,461)    (1,087)
                                                 ========   ========
Financing activities
     Proceeds from sale leaseback liability             -      1,089
     Payments on lease liability                     (582)      (484)
     Proceeds from working capital line of credit  24,041      9,130
     Payments on working capital line of credit   (23,461)    (2,684)
     Net proceeds from issuance of common stock    37,900        164
     Release of amounts held as restricted cash
         equivalents                                2,224          -
                                                 --------   --------
Net cash provided by financing activities          40,122      7,215
                                                 ========   ========
Net increase (decrease) in cash and cash
         equivalents                               20,305       (546)
Cash and cash equivalents at beginning of period   13,458      6,877
                                                 --------   --------
Cash and cash equivalents at end of period       $ 33,763    $ 6,331
                                                 ========   ========
Supplemental schedules of cash flow information
     Cash paid during the year for:
          Interest                               $    538   $    370

See accompanying notes to consolidated condensed financial statements

NEOMAGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation:

       The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively "NeoMagic" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at July 31, 1997 and January 31, 1997, and the operating results and cash flows for the three and six months ended July 31, 1997 and 1996. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 1997, included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on March 13, 1997.

       The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year which ends January 31, 1998.

       The second fiscal quarters of 1998 and 1997 ended on July 27, 1997 and July 28, 1996, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

2.   Inventory:

       Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

Inventory consists of:                       July 31,      January 31,
                                              1997            1997
                                            -------------------------
                                                 (in thousands)
Raw materials                                $3,696          $  464
Work in process                               2,980             948
Finished goods                                1,696           3,825
                                            -------------------------
    Total                                    $8,372          $5,237
                                            =========================

3.  Net Income (Loss) Per Share and Pro forma Net Income (Loss) Per
Share
       Except as noted below, net income (loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Common equivalent shares from convertible preferred stock (using the as if-converted method) and from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price) through January 31, 1997. Per share information calculated on this basis is as follows (in thousands except per share information):

                                Three Months Ended    Six Months Ended
                                    July 31,              July 31,
                                  1997       1996      1997      1996
                                --------------------------------------
Net income (loss) per share     $ .15     $ (.14)      $.24    $(.28)
                               ======     ======     ======   ======
Shares used in computing net
 income (loss) per share       26,175      9,723     24,994    9,736


       The pro forma calculation of net income (loss) per share presented in the consolidated condensed statements of operations is computed as described above and also gives retroactive effect to the conversion of all outstanding shares of convertible preferred stock into common stock, which took place upon the closing of the Company's initial public offering using the as-if-converted method.

4.  Recently Issued Accounting Standard

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which the Company is required to adopt on January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic net income per share, the dilutive effect of stock options and warrants will be excluded. Basic net income per share computed in accordance with Statement No. 128 would have been $.02 greater than the net income per share as reported for the three months ended July 31, 1997. Basic net income per share computed in accordance with Statement No. 128 would have been $.02 greater than the net income per share as reported for the six month period ended July 31, 1997. The impact of Statement No. 128 on the calculation of fully diluted net income per share for the three and six month periods ended July 31, 1997 is not expected to be material. Assuming the retroactive conversion of all outstanding shares of convertible preferred stock into common stock, there is no impact on the implementation of Statement No. 128 to the pro forma net loss per share as reported for the quarter and six month periods ended July 31, 1996.

5.  Working Capital Line of Credit

       The Company maintains a revolving credit agreement ("Credit Agreement") with Mitsubishi International Corporation. The Credit Agreement is used to provide 60 day extended credit terms to finance wafer inventory purchases. The Credit Agreement was amended to provide that effective April 1, 1997 (i) the permitted borrowings would be increased from $15 million to $18 million, (ii) the compensating balance requirement was eliminated and (iii) the expiration date of the Credit Agreement was changed to January 31, 1998.

6.  Contingencies
       In February 1997, Cirrus Logic sent the Company written notice asserting that the Company's MagicGraph128T, MagicGraph128VT and MagicGraph128ZVT products infringe three United States patents held by Cirrus Logic. Since receiving the notice of alleged infringement, the Company has advised Cirrus Logic that the Company does not believe that any of its products infringes any claims of the patents. The Company also has undergone a confidential external infringement review and has conducted its own internal infringement review, and the Company continues to believe that the Cirrus Logic infringement allegations are unfounded. However, there can be no assurances that Cirrus Logic will not file a lawsuit against the Company or that the Company would prevail in any such litigation. Any protracted litigation by Cirrus Logic or the success of Cirrus Logic in any such litigation could have a material and adverse effect on the Company's financial position or results of operations.

Part I.  Financial Information
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

       When used in this discussion, the words "expects," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, the growth rate of the market for PCs, the percentage of export sales and sales to strategic customers, the adoption or retention of industry standards, and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors that May Affect Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

Overview

       The Company designs, develops and markets multimedia accelerators for sale to notebook computer manufacturers. The Company has developed the first commercially available high performance silicon technology that integrates large DRAM memory with analog and logic circuitry to provide a high performance multimedia solution on a single chip. The Company's MagicGraph128 family of pin-compatible multimedia accelerators incorporates a 128-bit memory bus. The Company believes these products enable notebook PC manufacturers to deliver state-of-the-art multimedia capabilities while decreasing power consumption, size, system design complexity and cost.

       The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 19-25 of the Company's Prospectus dated March 13, 1997.

Results of Operations

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                  Three Months Ended    Six Months Ended
                                       July 31,            July 31,
                                     1997     1996       1997     1996
                                   ----------------    -----------------
Net sales                          100.0%   100.0%     100.0%   100.0%
Cost of sales                       59.1     92.1       60.0     87.6
                                   -----    -----      -----    -----
Gross profit                        40.9      7.9       40.0     12.4
Operating expenses:
  Research and development          13.6     28.0       13.5     38.8
  Sales, general and administrative  9.7     26.1       10.9     26.9
  Legal costs                          -    (25.2)         -    (15.9)
                                   -----    -----      -----    -----
      Total operating expenses      23.3     28.9       24.4     49.8
                                   -----    -----      -----    -----
Income (loss) from operations       17.6    (21.0)      15.6    (37.4)
Other income (expense), net:
      Interest income and other      2.6      1.3        2.2     12.1
      Interest expense              (1.3)    (3.5)      (1.2)    (3.9)
                                   -----    -----      -----    -----
Income (loss) before income taxes   18.9    (23.2)      16.6    (29.2)
Provision for income taxes           2.8        -        2.5        -
                                   -----    -----      -----    -----
Net income (loss)                   16.1    (23.2)      14.1    (29.2)
                                   =====    =====      =====    =====

Net sales

       The Company's net sales to date have been generated from the sale of its multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in Asia, Japan, and the United States. Net sales were $24.6 million for the three months ended July 31, 1997, compared to $6.0 million for the three months ended July 31, 1996. Net sales were $42.9 million for the six months ended July 31, 1997, compared to $9.5 million for the six months ended July 31, 1996. Net sales increased primarily as a result of increased market acceptance of the Company's products, introduction by the Company of additional products in its MagicGraph128 product family which expanded the portion of the market addressed by NeoMagic products, and the Company's investment in sales and marketing activities. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial.

       Export sales accounted for 79.3% and 90.2% of net sales in the three months ended July 31, 1997 and 1996, respectively. Export sales accounted for 82.5% and 93.8% of net sales in the six months ended July 31, 1997 and 1996, respectively. Approximately 55.7% and 68.2% of export sales for the three and six months ended July 31, 1997, respectively were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S. dollars.

       Five customers accounted for 18.2%, 14.5%, 12.7%, 12.4% and 12.4% of net sales for the three months ended July 31, 1997. Three customers accounted for 33.1%, 22.1% and 16.6% of net sales for the three months ended July 31, 1996. Five customers accounted for 18.9%, 16.1%, 13.7%, 11.9% and 11.4% of net sales for the six months ended July 31, 1997. Three customers accounted for 49.2%, 15.8% and 15.2% of net sales for the six months ended July 31, 1996. The Company expects a significant portion of its future sales to remain concentrated with a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other orders. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

Gross Profit

       Gross profit was $10.0 million and $469,000 for the three months ended July 31, 1997 and 1996, respectively. Gross profit increased to 40.9% of net sales for the three months ended July 31, 1997 from 7.9% of net sales in the three months ended July 31, 1996. Gross profit was $17.2 million and $1.2 million for the six months ended July 31, 1997 and 1996, respectively. Gross profit percentages increased to 40.0% for the six months ended July 31, 1997 from 12.4% in the six months ended July 31, 1996. The gross profit in the three months ended July 31, 1996 was negatively impacted by costs stemming from a design error for which the Company recorded a $1.2 million reserve in that quarter. The additional increases in gross profit percentage for the three and six month periods ended July 31, 1997 were due primarily to lower wafer pricing and improved yields on higher production volumes.

       In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), timing of volume shipments of new products, the availability and cost of products from the Company's suppliers and changes in the mix of products sold.

Research and Development Expenses

       Research and development expenses were $3.3 million and $1.7 for
the three months ended      July 31, 1997 and 1996, respectively.
Research and development expenses were $5.8 million and $3.7 for the six months ended July 31, 1997 and 1996, respectively. The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development expenses increased primarily due to increased employee related expenses largely related to additional personnel and to a lesser extent
engineering and equipment related expenses.   Research and development
expenses are expected to increase in absolute dollars in fiscal 1998.

Sales, General and Administrative Expenses

       Sales, general and administrative expenses were $2.4 and $1.6 million in the three months ending July 31, 1997 and 1996, respectively. Sales, general and administrative expenses were $4.7 and $2.5 million in the six months ending July 31, 1997 and 1996, respectively. Sales, general and administrative expenses increased as a result of increased employee related expenses largely related to additional personnel, increased commissions associated with higher sales levels and higher administrative expenses associated with being a public company. The Company anticipates that sales, general and administrative expenses will increase in absolute dollars in fiscal 1998.

Legal Costs

       The benefit in legal costs of $1.5 million in the second quarter ended July 31, 1996 was due to the reversal of a reserve balance of previously estimated legal costs.

Other Income (Expense), Net.

       Other income (expense), net increased to $332,000 in the three months ended July 31, 1997 from ($135,000) in the three months ended July 31, 1996. The $467,000 increase in other income (expense), net was primarily due to additional interest income resulting from higher average amounts of cash and short-term investments in the three months ended July 31, 1997 compared to the same period in 1996, offset partially by higher interest expense related to the working capital line of credit with Mitsubishi International Corporation which resulted from an increase in wafer purchases over the previous period.

      Other income (expense), net decreased to $424,000 in the six months ended July 31, 1997 from $781,000 in the six months ended July 31, 1996. The decrease of $357,000 in other income (expense), net was due to $975,000 of non-recurring engineering services income in the six months ended July 31, 1996 compared to higher interest income and interest expense included in the corresponding six months ended July 31, 1997. The increase in interest income and expense in the six month period ending July 31, 1997 related to larger average amounts of cash and cash equivalents and short term investments and additional interest expense related to the working capital line of credit with Mitsubishi International Corporation which resulted from an increase in wafer purchases over the previous period. The non-recurring engineering services performed in fiscal 1997 consisted primarily of consulting services and allowing a customer access to certain technology, previously developed by the Company for its own use, to construct complex logic. The Company does not expect such engineering services to be provided on a regular basis, if at all, in future periods.
Therefore, the Company has classified such revenues in other income.

Income Taxes

       The Company's effective tax rate for the three and six months ended July 31, 1997 was 15%, compared to an effective tax rate for the three and six months ended July 31, 1996 of 0%. The difference between the Company's effective tax rate and the statutory rate for the three months ended July 31, 1997 is primarily due to the utilization of the Company's net operating loss carryforwards.

Liquidity and Capital Resources

       The Company's cash, cash equivalents and short term investments increased $40 million during the first six months ended July 31, 1997 to $55.7 million from $15.7 million at the end of fiscal 1997. The increase is due to net proceeds from the issuance of common stock related to the initial public offering in the first quarter of fiscal 1998 and net cash provided from operations. Working capital at July 31, 1997 and July 31, 1996 was $44.9 million and $1.2 million, respectively.

       During the first six months ended July 31, 1997 the Company generated $3.6 million of cash and cash equivalents from its operating activities, compared to $6.7 million of cash and cash equivalents used in operating activities during the six months ended July 31, 1996. The increase in cash generated from operations is primarily attributable to $6.1 million in net income for the six month period ended July 31, 1997 compared to a net loss of $2.8 million for the corresponding period ended July 31, 1996. The increase also relates to changes in accrued expenses, accounts payable and other assets offset by cash invested in inventories and accounts receivable.

       Net cash used for investing activities for the six months ended July 31, 1997 and 1996 was $23.5 million and $1.1 million respectively. The increase was primarily due to $21.9 million of net purchases of short-term investments in the period ended July 31, 1997 and a $1.5 million investment in plant, property and equipment. Continued expansion of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the growth of the Company's future revenues.

       Net cash provided by financing activities for the six months ended July 31, 1997 and 1996 was $40.1 million and $7.2 million, respectively. The increase primarily represents the net proceeds from the initial public offering of $37.8 in the first quarter of fiscal 1998, and the release of amounts previously held as restricted cash offset in part by a decrease in the net proceeds related to the working capital line of credit.

       At July 31, 1997 the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of $55.7 million and borrowings from Mitsubishi International Corporation, under a working capital revolving credit agreement. The Company believes these available funds and anticipated funds from operations will satisfy the Company's projected working capital, and capital expenditure requirements through the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital during such period. The Company's future capital requirements will depend on many factors, including the rate of net sales growth, the timing and extent of spending to support research and development programs, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

Impact of Currency Exchange Rates

       The Company currently purchases wafers under purchase contracts denominated in yen. The Company from time to time enters into foreign currency forward contracts to minimize foreign currency fluctuation exposures related to these firm purchase commitments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Future exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operation.

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

Risks Associated with Dependence on the Notebook PC Market

       The Company's products are used only in notebook PCs. The notebook PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the notebook PC market has grown substantially in recent years, there is no assurance that such growth will continue. A reduction in sales of notebook PCs, or a reduction in the growth rate of such sales, would likely reduce demand for the Company's products. Moreover, such changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecast product transitions. In such cases, the PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers such as the Company until the excess inventory has been absorbed. Any reduction in the demand for notebook PCs in general, or for a particular product that incorporates the Company's multimedia accelerators, could have a material adverse impact on the Company's business, financial condition and results of operations.

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

Product Concentration; Risks Associated with Multimedia Products

       The Company's revenues are entirely dependent on the market for multimedia accelerators for notebook PCs, and on the Company's ability to compete in that market. Since the Company has no other product line, the Company's revenues and results of operations would be materially adversely affected if for any reason it were unsuccessful in selling multimedia accelerators. The notebook PC market frequently undergoes transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If the Company's products are unable at the beginning of each such transition to support the new feature sets or performance levels being required by notebook PC manufacturers, the Company would likely lose design wins and moreover, not have the opportunity to compete for new design wins until it was able to incorporate changes resulting from market transitions or to take advantage of future product transitions. Thus, a failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations.

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

Effects of Changes in DRAM Pricing

       The Company's MagicGraph128 products feature large DRAM memory integrated with analog and logic circuitry on a single chip, while its competitors provide only the graphics/video analog and logic circuitry on a separate chip to be used in conjunction with DRAMs supplied by others. The prices of the Company's products reflect many factors, including the prices of DRAM chips. As a result, the Company's business, financial condition and results of operations may be materially and adversely affected by unanticipated changes in the price of DRAMs. Such changes are typically sudden and dramatic and can extend over a significant period of time. For example, the average price of 4-Mbit DRAMs declined by more than 80% in 1996, and this decline affected the average selling prices of the Company's products. A significant reduction in the price of DRAMs could cause the Company's products to be less competitively priced, potentially affecting ongoing product pricing as well as resulting in the loss of design wins for new notebook PCs.
In this circumstance, competitors without embedded DRAM could be potentially benefited by DRAM price reductions, and the Company could be forced to respond to pricing pressures precipitated by changes in the DRAM market by reducing the average selling prices of its products to current and prospective system manufacturer customers. Because the Company's product costs cannot be adjusted as rapidly as changes in average selling prices to system manufacturers, the Company's net sales and gross profit would be materially and adversely impacted.

Dependence on Manufacturing Relationships

       The Company's products require wafers manufactured with state-of-the-art fabrication equipment and techniques. All of the Company's products are currently manufactured by Mitsubishi Electric Corporation ("Mitsubishi Electric") in Japan under the terms of a five-year wafer supply agreement. Mitsubishi Electric is currently producing six and eight-inch wafers for the Company. The Company also has entered into a five-year wafer supply agreement with Toshiba Corporation ("Toshiba") in Japan to commence production of the Company's next generation multimedia accelerator products. NeoMagic does not expect that a significant portion of the Company's wafer requirements will be met by Toshiba before calendar 1998. The Company expects that, for the foreseeable future, each of its products will be single source manufactured.
Because the lead time needed to establish a strategic relationship with a new DRAM partner is at least 12 months and the estimated time for Mitsubishi Electric to switch to a new product line is four to six months, there is no readily available alternative source of supply for any specific product. A manufacturing disruption experienced by either of the Company's manufacturing partners would impact the production of the Company's business, financial condition and result of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies at Mitsubishi Electric or the relationship with Toshiba is unsuccessful or delayed, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

Dependence on New Product Development; Rapid Technological Change

       The Company's business, financial condition and results of operations will depend to a significant extent on its ability to maintain its position in the market for multimedia accelerator products that integrate large DRAM with analog and logic circuitry on a single chip. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. The notebook PC market for which the Company's initial products are designed is intensely competitive and is characterized by rapidly changing technology, evolving industry standards and declining average selling prices. Notebook PC manufacturers demand products incorporating rich features and functionality in order to achieve product differentiation. The Company must anticipate the features and functionality that the consumer of notebook PCs will demand, incorporate those features and functionality into products that meet the exacting design requirements of the notebook PC manufacturers, price its products competitively, and introduce the products to the market within the limited window of market demand. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability of Mitsubishi Electric, Toshiba and any additional strategic manufacturing partners to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of NeoMagic's and its customers' products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by system manufacturers and consumers of notebook PCs will be successfully developed, or will be introduced within the appropriate window of market demand. The failure of the Company to successfully introduce new products and achieve market acceptance for such products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

       NeoMagic competes with major domestic and international companies, most of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include Chips & Technologies, Inc. ("Chips & Technologies"), Cirrus Logic, Inc. ("Cirrus Logic"), S3 Incorporated ("S3"), and Trident Microsystems, Inc. ("Trident"). On July 28 1997, Intel Corporation announced its intention to purchase Chips and Technologies. NeoMagic may also face increased competition from new entrants into the notebook PC multimedia accelerator market including companies currently selling products designed for desktop PCs. Furthermore, the Company expects that many of its competitors will seek to develop and introduce products that integrate large DRAM with analog and logic circuitry on a single chip. For example, Chips & Technologies and Trident have reportedly begun sampling an integrated multimedia accelerator solution for the notebook PC market that would directly compete with the Company's products. Potential competition also could come from manufacturers that integrate a microprocessor with a multimedia controller. Although Intel has not announced any such product independently, its relationship with Chips and Technologies could yield a commercial product in the future. Furthermore, Cyrix Corporation ("Cyrix") announced such a product in early 1997. To the Company's knowledge, the Cyrix product does not eliminate the need for multimedia accelerators in notebook PCs. The successful commercial introduction of such a product that eliminates the need for a separate multimedia accelerator in notebook PCs could have a material adverse effect on the Company's business, financial condition and results of operations.

       Some of the Company's current and potential competitors operate their own manufacturing facilities. Since the Company does not operate its own manufacturing facility and must make binding commitments to purchase products, it may not be able to reduce its costs and cycle time or adjust its production to meet demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the prices of the Company's products reflect many factors, including the prices of DRAM chips and non-integrated graphics chips. Therefore, in some cases, the Company's products may be more expensive than competitive multiple chip solutions. The Company in the past has lost and in the future may lose design wins due to this price difference. Furthermore, a significant reduction in the price of DRAMs could cause the Company's products to be less competitively priced, potentially affecting ongoing product pricing as well as resulting in the loss of design wins for new notebook PCs. Uncompetitive pricing and loss of design wins could have a material and adverse effect on the Company's business, financial condition, and results of operations.

Uncertainty Regarding Patents and Protection of Proprietary Rights

       The Company relies in part on patents to protect its intellectual property. In the United States, the Company has been issued three patents, each covering certain aspects of the design and architecture of the Company's multimedia accelerators. In addition, the Company has several patent applications pending in the United States Patent and Trademark Office (the "PTO"). There can be no assurance that the Company's pending patent applications or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

       As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company in the past has been, and in the future may be, notified that it may be infringing the intellectual property rights of third parties. In November 1994, Cirrus Logic filed suit against the Company and certain of its employees claiming, among other things, breach of fiduciary duty, breach of and interference with contract and misappropriation of trade secrets. The Company and Cirrus Logic settled the lawsuit in June 1996, but the Company incurred an aggregate of $703,000 in expenses in connection with such litigation during fiscal 1995 and fiscal 1996. This settlement did not involve cash payments but did include a non-solicitation provision and certain contingent cross-licensing provisions. In February 1997, Cirrus Logic sent the Company written notice asserting that the Company's MagicGraph128T, MagicGraph128VT and MagicGraph128ZVT products infringe three United States patents held by Cirrus Logic. Since receiving the notice of alleged infringement, the Company has advised Cirrus Logic that the Company does not believe that any of its products infringes any claims of the patents. The Company also has undergone a confidential external infringement review and has conducted its own internal infringement review, and the Company continues to believe that the Cirrus Logic infringement allegations are unfounded. However, there can be no assurances that Cirrus Logic will not file a lawsuit against the Company or that the Company would prevail in any such litigation. Any protracted litigation by Cirrus Logic or the success of Cirrus Logic in any such litigation could have a material and adverse effect on the Company's financial position or results of operations.

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

Dependence on International Sales and Suppliers

       Export sales are a critical part of the Company's business. Sales to customers located outside the United States (including sales to foreign operations customers headquartered in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 90.0% and 96.2% of the Company's net sales for fiscal 1996 and fiscal 1997, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Some of the Company's international sales are supported by letters of credit issued by its customers. Because the Company's international sales have to date been denominated in United States dollars, increases in the value of the United States dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. All of the Company's wafers are and for the foreseeable future will be produced by foreign manufacturers.
In addition, many of the components used by the Company are procured from international sources. Under the Company's wafer supply agreements with Mitsubishi Electric and Toshiba, products are priced in Japanese yen. As a result, the Company's cost of goods sold are subject to fluctuations in the yen-dollar exchange rates. The Company has in the past hedged its exposure to fluctuations in such foreign currency exchange rate by purchasing forward contracts and will continue to do so in the future. However, there can be no assurance that such hedging will be adequate. Significant wafer or component price increases, fluctuations in currency exchange rates or the Company's hedging against currency exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

       International sales and manufacturing operations are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences and export license requirements. In addition, the Company is subject to the risks inherent in conducting business internationally including foreign government regulation, political and economic instability and unexpected changes in diplomatic and trade relationships. Moreover, the laws of certain foreign countries in which the Company's products may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States, thus increasing the possibility of piracy of the Company's products. There can be no assurance that one or more of these risks will not have a material adverse effect on the Company's business, financial condition and results of operations.

Need for Additional Capital

       The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company believes that its existing capital resources, will be sufficient to meet the Company's capital requirements through the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital during such period. The Company's future capital requirements will depend on many factors, including the rate of net sales growth, the timing and extent of spending to support research and development programs and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company may raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

Volatility of Stock Price

       The market price of the shares of Common Stock, like that of the common stock of many other semiconductor companies, has been and is likely to be highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of the Common Stock could be subject to significant fluctuations in response to quarter-to-quarter variations in the Company's anticipated or actual operating results, announcements of new products, technological innovations or setbacks by the Company or its competitors, conditions in the semiconductor and PC industries, unanticipated shifts in the Notebook PC market or industry standards, loss of customers, changes in DRAM pricing, the commencement of, developments in or outcome of litigation, changes in or the failure by the Company to meet estimates of the Company's performance by securities analysts, market conditions for high technology stocks in general, and other events or factors.

Part II.  Other Information

Item 1. Legal Proceedings

        None.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

        (a)  Exhibits

        Exhibit
        Number       Description
        -------      ------------
        11.1         Computation of Pro Forma Net Income (Loss) Per Share
        27.1         Financial Data Schedule

        (b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended July 31, 1997.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            NEOMAGIC CORPORATION
                                (Registrant)




                            /S/ MERLE MC CLENDON
                            --------------------
                              MERLE MC CLENDON
                          Vice President, Finance
                        and Chief Financial Officer
               (Principal Financial and Accounting Officer)

                            September 5, 1997

EXHIBIT INDEX

Exhibit                                                      Page
Numbers                    Description                      Number
- -------                    -----------                      ------
11.1  Computation of Pro Forma Net Income (Loss) Per Share

27.1  Financial Data Schedule

EXHIBIT 11.1

EXHIBIT 11.1 COMPUTATION OF PRO FORMA NET INCOME (LOSS) PER SHARE
(In thousands, except per share amounts)
(Unaudited)

                                       Three Months Ended  Six Months Ended
                                       July 31,  July 31,  July 31, July 31,
                                         1997     1996      1997     1996
                                       -------------------------------------
Pro forma net income (loss) per share:

Weighted average shares outstanding     23,845     6,891     19,786    6,904

Common equivalent shares from common
 stock, stock  options and preferred
 stock warrants granted or issued during
 the twelve-month period prior to the
 Company's initial public offering related
 to Staff Accounting Bulletin Topic 4D       -     2,832          -    2,832

Dilutive common stock equivalents:
     Common stock options, using
       treasury stock method             2,055         -      1,804        -
     Common stock warrants, using
       treasury stock method               275         -        278        -
     Convertible preferred stock
       using the as-if converted method      -         -      3,126        -
Adjustment to reflect the effect of the
 retroactive conversion of convertible
 preferred stock from the date of issuance   -    12,260          -   12,260
                                        ------------------------------------
Common and common equivalent shares used in
  the calculation of pro forma net income
 (loss) per share                       26,175    21,983     24,994   21,996
                                        ====================================
Net income (loss)                       $3,961   $(1,383)    $6,050  $(2,770)

Pro forma net income (loss) per share    $.15     $(.06)      $.24    $(.13)
                                        ====================================
Pro forma fully diluted net income (loss) per share:

Weighted average shares outstanding     23,845     6,891     19,786    6,904

Common equivalent shares from common
 stock, stock  options and preferred
 stock warrants granted or issued during
 the twelve-month period prior to the
 Company's initial public offering related
 to Staff Accounting Bulletin Topic 4D       -     2,832         -     2,832

Dilutive common stock equivalents
     Common stock options, using
       treasury stock method             2,075         -     2,010        -
     Common stock warrants, using
       treasury stock method               276         -       286        -
     Convertible preferred stock using
       the as-if converted method            -         -     3,126        -
Adjustment to reflect the effect of the
 retroactive conversion of convertible
 preferred stock from the date of issuance   -    12,260         -   12,260
                                        ------------------------------------
Common and common equivalent shares used
 in the calculation of net income (loss)
 per share                              26,196    21,983    25,208   21,996
                                        ====================================
Net income (loss)                       $3,961   $(1,383)   $6,050  $(2,770)

Pro forma net income (loss) per share    $.15     $(.06)     $.24    $(.13)
                                        ====================================