Form 10-Q
period 1997-10-26
NEOMAGIC CORP
filed 1997-12-03
CIK 1030485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    Form 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 1997 OR

- TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from --------- to -----------

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

                           Yes     X                No

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at
                        November 23, 1997 was 24,172,000

<page 1>

                              NEOMAGIC CORPORATION
                                    FORM 10-Q

                                      INDEX


                                                                          PAGE
PART I.  CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Condensed Financial Statements:


        Consolidated Condensed Balance Sheets
October 31, 1997 and January 31, 1997                                      3

Consolidated Condensed Statements of Operations
        Three and nine months ended October 31, 1997 and 1996              4

Consolidated Condensed Statements of Cash Flows
        Nine months ended October 31, 1997 and 1996                        5

Notes to Unaudited Consolidated Condensed Financial Statements            6-8

Item 2.  Management's Discussion and Analysis of
        Financial Condition and Results of Operations                     9-22


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 23

Item 2.  Changes in Securities                                             23

Item 3.  Defaults Upon Senior Securities                                   23

Item 4.  Submission of Matters to a Vote of Security Holders               23

Item 5.  Other Information                                                 23

Item 6.  Exhibits and Reports on Form 8-K                                  24

Signatures                                                                 25

<page 2>

Part I.  Financial Information
Item I.  Financial Statements
                              NEOMAGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                              October 31,           January 31,
                                                 1997                   1997
                                              ----------            ----------
                                     ASSETS

Current assets:
  Cash and cash equivalents                   $ 24,145               $ 13,458
  Restricted cash equivalents                        -                  2,224
  Short-term investments                        38,265                      -
  Accounts receivable, net                      10,159                  2,205
  Inventory                                      4,148                  5,237
  Other current assets                             530                    344
                                              --------               --------
            Total current assets                77,247                 23,468

Property, plant and equipment, net               5,250                  3,395
Other assets                                       704                    601
                                              --------               --------
             Total assets                     $ 83,201               $ 27,464
                                              ========               ========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Working capital line of credit              $ 12,477               $ 14,224
  Accounts payable                               7,407                  5,175
  Accrued expenses                               6,088                  1,617
  Current obligations under capital leases         660                  1,054
                                              --------               --------
             Total current liabilities          26,632                 22,070

Long-term obligations under capital leases         739                  1,194
                                              --------               --------
             Total liabilities                  27,371                 23,264

Commitments and contingencies

Stockholders' equity:
  Noncumulative convertible preferred stock          -                     12
  Common stock                                      24                      8
  Additional paid-in-capital                    60,387                 20,471
  Notes receivable from stockholders             (559)                  (822)
  Deferred compensation                        (3,037)                (1,889)
  Accumulated deficit                            (985)               (13,580)
                                              --------               --------
             Total stockholders' equity         55,830                  4,200
                                              --------               --------
             Total liabilities and
             stockholders' equity             $ 83,201               $ 27,464
                                              ========               ========


     See accompanying notes to consolidated condensed financial statements.

<page 3>
                              NEOMAGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                       Three Months            Nine Months
                                          Ended                   Ended
                                       ------------           ------------
                                       October 31,             October 31,
                                     1997        1996        1997        1996
                                   --------    --------   --------    --------

Net sales                          $ 37,146    $ 15,035   $ 79,997   $ 24,509

 Cost of sales                       21,568       9,994     47,261     18,297
                                   --------    --------   --------   ---------
Gross margin                         15,578       5,041     32,736      6,212

Operating expenses:
  Research and development            4,924       2,250     10,729      5,926
  Sales, general and administrative   3,452       1,950      8,111      4,499
  Legal costs                             -           -          -     (1,503)
                                   --------    --------   --------   ---------
          Total operating expenses    8,376       4,200     18,840      8,922
                                   --------    --------   --------   ---------

Income (loss) from operations         7,202         841     13,896     (2,710)

Other income (expense), net:
  Interest income and other             823          42      1,785      1,193
  Interest expense                     (325)       (316)      (863)      (686)
                                   --------    --------   --------   ---------

Income (loss) before income taxes     7,700         567     14,818     (2,203)

Provision for income taxes            1,155           -      2,223          -
                                   --------    --------   --------   ---------

Net income (loss)                   $ 6,545       $ 567   $ 12,595  $  (2,203)
                                   ========    ========   ========   =========

Pro forma net income (loss) per
share                                  $.25        $.03      $ .50    $  (.10)
                                   ========    ========   ========   =========

Common and common equivalent
shares used in computing pro
forma net income (loss) per share    26,272      22,219     25,387     21,936
                                   ========    ========   ========   =========





     See accompanying notes to consolidated condensed financial statements.

<page 4>

                              NEOMAGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                         Nine Months Ended
                                                      ------------------------
                                                      October 31,   October 31,
                                                         1997          1996
                                                      -----------   ----------

Operating activities:
Net income (loss)                                       $12,595      $ (2,203)
Adjustments to reconcile net income (loss)to net
cash provided by (used in) operating activities:
  Depreciation and amortization                           1,148           608
  Amortization of deferred compensation                     540           250
  Changes in operating assets and liabilities:
    Accounts receivable, net                             (7,954)       (5,140)
    Inventory                                             1,089        (2,981)
    Other current assets                                   (186)         (123)
    Other assets                                           (103)          (37)
    Accounts payable                                      2,232         2,608
    Accrued expenses                                      4,471          (697)
                                                        --------       --------
Net cash provided by (used for) operating activities     13,832        (7,715)
                                                        ========       ========
Investing activities
  Purchases of property, plant and equipment             (3,003)       (1,310)
  Purchases of short term investments                   (47,265)            -
  Maturities of short term investments                    9,000             -
                                                       --------       --------
Net cash used for investing activities                  (41,268)       (1,310)
                                                       ========       ========
Financing activities
  Proceeds from sale leaseback liability                      -         1,337
  Payments on lease obligations                            (849)         (693)
  Proceeds from working capital line of credit           36,695        18,017
  Payments on working capital line of credit            (38,442)       (4,981)
  Net proceeds from issuance of common stock             38,495           308
  Release of amounts held as restricted cash equivalents  2,224             -
                                                       --------      --------
Net cash provided by financing activities                38,123        13,988
                                                       ========      ========
Net increase in cash and cash equivalents                10,687         4,963
Cash and cash equivalents at beginning of period         13,458         6,877
                                                       --------      --------
Cash and cash equivalents at end of period             $ 24,145      $ 11,840
                                                       ========      ========
Supplemental schedules of cash flow information
  Cash paid during the year for:
    Interest                                           $    863      $    686
    Taxes                                              $  2,822
    Deferred compensation                              $  1,688      $    250

      See accompanying notes to consolidated condensed financial statements

<page 5>

                              NEOMAGIC CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation:

        The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively "NeoMagic" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at October 31, 1997 and January 31, 1997, and the operating results for the three and nine months ended October 31, 1997 and 1996 and cash flows for the nine months ended October 31, 1997 and 1996. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 1997, included in the Company's Registration Statement on Form S-1 as filed with the Securities and Exchange Commission on March 13, 1997.

The results of operations for the interim periods are not necessarily indicative of the results that may be expected for any other period or for the fiscal year which ends January 31, 1998.

The third quarters of fiscal 1998 and 1997 ended on October 26, 1997 and October 27, 1996, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

2.   Inventory:

     Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

Inventory consists of:        October 31,       January 31,
                                 1997              1997
                              -----------------------------
                                      (in thousands)

Raw materials                 $ 1,805           $   464
Work in process                 1,169               948
Finished goods                  1,174             3,825
                              -------           -------
    Total                     $ 4,148           $ 5,237
                              =======           =======


3.  Net Income (Loss) Per Share and Pro forma Net Income (Loss) Per Share

        Except as noted below, net income (loss) per share is computed using the weighted average number of common shares and dilutive common equivalent shares outstanding. Common equivalent shares from convertible preferred stock (using the as if-converted method) and from stock options and warrants (using the treasury stock method) have been included in the computation when dilutive, except that, pursuant to the Securities and Exchange Commission Staff Accounting Bulletin, common and common equivalent shares issued by the Company at prices below the initial public offering price during the twelve-month period prior to the initial public offering have been included in the calculation as if they were outstanding for all periods presented (using the treasury stock method and the initial public offering price) through January 31, 1997. Per share information calculated on this basis is as follows (in thousands except per share information):

<page 6>
                                     Three Months                Nine Months
                                        Ended                       Ended
                                     ------------                -----------
                                      October 31,                October 31,
                                  1997        1996          1997         1996
                                 ------      ------        ------       ------
Net income (loss) per share       $ .25       $ .03         $.50       $ (.23)
Shares used in computing net
income (loss) per share          26,272      22,219       25,387        9,676


        The pro forma calculation of net income (loss) per share presented in the consolidated condensed statements of operations is computed as described above and also gives retroactive effect to the conversion of all outstanding shares of convertible preferred stock into common stock, even if anti-dilutive, which took place upon the closing of the Company's initial public offering using the as-if-converted method.

4.  Recently Issued Accounting Standard

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which the Company is required to adopt on January 31, 1998. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating basic net income per share, the dilutive effect of stock options and warrants will be excluded. Basic net income per share computed in accordance with Statement No. 128 would have been $.02 greater than the net income per share as reported for the three months ended October 31, 1997. Basic net income per share computed in accordance with Statement No. 128 would have been $.04 greater than the net income per share as reported for the nine month period ended October 31, 1997. The impact of Statement No. 128 on the calculation of fully diluted net income per share for the three and nine month periods ended October 31, 1997 and 1996 is not expected to be material. Assuming the retroactive conversion of all outstanding shares of convertible preferred stock into common stock, there is no impact on the implementation of Statement No. 128 to the pro forma net loss per share as reported for the quarter and nine month periods ended October 31, 1996.

5.  Working Capital Line of Credit

        The Company maintains a revolving credit agreement ("Credit Agreement") with Mitsubishi International Corporation. The Credit Agreement is used to provide 60 day extended credit terms to finance wafer inventory purchases. The terms include, but are not limited to, permitted borrowings of $18 million and the agreement has an expiration date of January 31, 1998.

6.  Contingencies
        In February 1997, Cirrus Logic sent the Company written notice asserting that the Company's MagicGraph128TM, MagicGraph128VTM and MagicGraph128ZVTM products infringe three United States patents held by Cirrus Logic. Since receiving the notice of alleged infringement, the Company has advised Cirrus Logic that the Company does not believe that any of its products infringes any claims of the patents. The Company also has undergone a confidential external infringement review and has conducted its own internal infringement review, and the Company continues to believe that the Cirrus Logic infringement allegations are unfounded. However, there can be no assurances that Cirrus Logic will not file a lawsuit against the Company or that the Company would prevail in any such litigation. Any protracted litigation by Cirrus Logic or the success of Cirrus Logic in any such litigation could have a material and adverse effect on the Company's financial position or results of operations.

In October 1996 the Company was notified by two of its customers that they had received a letter from the holder of a United States patent asserting that the video/graphics subsystem in such customers'

<page 7>

notebook PCs, which use
the Company's MagicGraph128 and MagicGraph128V products, infringe certain claims of the patent. The Company has been informed by one of these customers that the patentholder has filed suit in Italy, Germany and the United States. The Company may have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by its products. There can be no assurance that the Company's potential obligations to indemnify such customers will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the Company's MagicGraph128 and MagicGraph128V products do not infringe any of the claims of such patent. The Company's belief is based upon a legal opinion from its patent counsel, Townsend and Townsend and Crew. In addition to the litigation risks discussed below, in Italy, one available preliminary remedy is seizure of infringing goods. There can be no assurances that the Company or such customers would prevail in any patent litigation, or that such customers will continue to purchase the Company's products under the threat of litigation.

<page 8>

Part I.  Financial Information
Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

When used in this discussion, the words "expects," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, the growth rate of the market for PCs, competition, the percentage of export sales and sales to strategic customers, the adoption or retention of industry standards, and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors that May Affect Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

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

Results of Operations

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                       Three Months Ended   Nine Months Ended
                                       ------------------   -----------------
                                           October 31,         October 31,
                                        1997       1996      1997        1996
                                       ------     ------    ------      ------

Net sales                              100.0%     100.0%    100.0%      100.0%
Cost of sales                           58.1       66.5      59.1        74.7
                                      ------      ------    ------      ------
Gross margin                            41.9       33.5      40.9        25.3
Operating expenses:
  Research and development              13.2       15.0      13.4        24.2
  Sales, general and administrative      9.3       13.0      10.1        18.3
  Legal costs                              -          -         -        (6.1)
                                      ------      ------    ------      ------
      Total operating expenses          22.5       28.0      23.5        36.4
                                      ------      ------    ------      ------
Income (loss) from operations           19.4        5.5      17.4       (11.1)
Other income (expense), net:
      Interest income and other          2.2         .3       2.2         4.9
      Interest expense                   (.9)      (2.1)     (1.1)       (2.8)
                                      ------      ------     ------      ------
Income (loss) before income taxes       20.7       (3.7)     18.5        (9.0)
Provision for income taxes               3.1          -       2.8           -
                                      ------      ------     ------      ------
Net income (loss)                       17.6       (3.7)     15.7        (9.0)
                                      ======      ======     ======      ======

<page 9>

Net sales

        The Company's net sales to date have been generated from the sale of its multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in Asia, Japan, and the United States. Net sales were $37.1 million for the three months ended October 31, 1997, compared to $15.0 million for the three months ended October 31, 1996. Net sales were $80.0 million for the nine months ended October 31, 1997, compared to $24.5 million for the nine months ended October 31, 1996. Net sales increased primarily as a result of increased market acceptance of the Company's products, introduction by the Company of additional products in its MagicGraph128 product family which expanded the portion of the market addressed by NeoMagic products, and the Company's investment in sales and marketing activities. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competition, the Company's products experience declining unit average selling prices over time, which at times can be substantial.

        Export sales accounted for 83.1% and 95.4% of net sales in the three months ended October 31, 1997 and 1996, respectively. Export sales accounted for 82.8% and 94.8% of net sales in the nine months ended October 31, 1997 and 1996, respectively. Approximately 71.7% and 69.8% of export sales for the three and nine months ended October 31, 1997, respectively were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in U.S. dollars.

      Five customers accounted for 16.0%, 15.4%, 14.1%, 12.8% and 10.5% of net sales for the three months ended October 31, 1997. Four customers accounted for 26.6%, 20.8%, 13.2% and 10.4% of net sales for the three months ended October 31, 1996. Five customers accounted for 16.7%, 15.8%, 14.7%, 12.3% and 11.0% of net sales for the nine months ended October 31, 1997. Two customers accounted for 35.3% and 18.9% of net sales for the nine months ended October 31, 1996. The Company expects a significant portion of its future sales to remain concentrated with a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other orders. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

Gross Margin

        Gross margin was $15.6 million and $5.0 for the three months ended October 31, 1997 and 1996, respectively. Gross margin increased to 41.9% of net sales for the three months ended October 31, 1997 from 33.5% of net sales in the three months ended October 31, 1996. Gross margin was $32.7 million and $6.2 million for the nine months ended October 31, 1997 and 1996, respectively. Gross margin percentages increased to 40.9% for the nine months ended October 31, 1997 from 25.3% in the nine months ended October 31, 1996. The increase in gross margin between the three months ended October 31, 1997 and October 31, 1996 was due in part to a charge of $750,000 for excess
inventory taken in the third quarter of fiscal 1997.   The gross margin in the
nine months ended October 31, 1996 was negatively impacted by costs stemming from a design error for which the Company recorded a $1.2 million reserve in the second quarter and an excess inventory charge of $750,000 taken in the
third quarter.   The additional increases in gross margin percentage for the three and nine month periods ended October 31, 1997 were due primarily to lower wafer pricing and improved yields on higher production volumes.

        In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation

<page 10>

products), changes in the mix
of products sold, timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, manufacturing yields, and foreign currency exchange rate fluctuations.

Research and Development Expenses

        Research and development expenses were $4.9 million and $2.3 for the
three months ended      October 31, 1997 and 1996, respectively.  Research and
development expenses were $10.7 million and $5.9 for the nine months ended October 31, 1997 and 1996, respectively. The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development expenses increased primarily due to increased employee related expenses largely related to additional personnel and to a lesser extent consulting, engineering and equipment related expenses. Research and development expenses are expected to increase in absolute dollars in fiscal 1999.

Sales, General and Administrative Expenses

        Sales, general and administrative expenses were $3.5 and $2.0 million for the three months ending October 31, 1997 and 1996, respectively. Sales, general and administrative expenses were $8.1 and $4.5 million for the nine months ending October 31, 1997 and 1996, respectively. Sales, general and administrative expenses increased as a result of increased employee related expenses largely related to additional personnel, increased commissions associated with higher sales levels and higher administrative expenses associated with being a public company. The Company anticipates that sales, general and administrative expenses will increase in absolute dollars in fiscal 1999.

Legal Costs

        The benefit in legal costs of $1.5 million in the nine months ended October 31, 1996 was due to the reversal of a reserve balance of previously estimated legal costs.

Other Income (Expense), Net.

        Other income (expense), net increased to $498,000 in the three months ended October 31, 1997 from ($274,000) in the three months ended October 31, 1996. The $772,000 increase in other income (expense), net was primarily due to additional interest income resulting from higher average amounts of cash and short-term investments in the three months ended October 31, 1997 compared to the same period in 1996, offset partially by higher interest expense from higher balances on the working capital line of credit with Mitsubishi International Corporation. These higher balances resulted from an increase in wafer purchases over the previous period.

Other income (expense), net increased to $922,000 in the nine months ended October 31, 1997 from $507,000 in the nine months ended October 31, 1996. The increase in interest income and (expense) net, of $415,000 in the nine month period ending October 31, 1997 as compared to the same period in 1996 was primarily due to higher interest income caused by larger average amounts of cash and cash equivalents and short term investments offset in part by additional interest expense from higher balances on the working capital line of credit with Mitsubishi International Corporation which resulted from an increase in wafer purchases over the previous period and $975,000 of non-recurring engineering services income in the first nine months of fiscal 1997. The non-recurring engineering services performed in fiscal 1997 consisted primarily of consulting services and allowing a customer access to certain technology, previously developed by the Company for its own use, to construct complex logic. The Company does not expect such engineering services to be provided on a regular basis, if at all, in future periods. Therefore, the Company has classified such revenues in other income.

<page 11>

Income Taxes

The Company's effective tax rate for the three and nine months ended
October 31, 1997 was 15%, compared to an effective tax rate for the three and nine months ended October 31, 1996 of 0% The difference between the Company's effective tax rate and the statutory rate for the three months ended October 31, 1997 is primarily due to the utilization of the Company's net operating loss carryforwards.

Liquidity and Capital Resources

        The Company's cash, cash equivalents and short term investments increased $46.7 million during the first nine months ended October 31, 1997 to $62.4 million from $15.7 million at the end of fiscal 1997. The increase is due to net proceeds from the issuance of common stock related to the initial public offering in the first quarter of fiscal 1998 and net cash provided from operations. Working capital increased $49.2 million to $50.6 million at October 31, 1997 from $1.4 million at January 31, 1997.

        During the first nine months ended October 31, 1997 the Company generated $13.8 million of cash and cash equivalents from its operating activities, compared to $7.7 million of cash and cash equivalents used in operating activities during the nine months ended October 31, 1996. The increase in cash generated from operations is primarily attributable to $12.6 million in net income for the nine month period ended October 31, 1997 compared to a net loss of $2.2 million for the corresponding period ended October 31, 1996. The increase also relates to changes in accrued expenses, accounts payable and inventory offset by increases in accounts receivable.

        Net cash used for investing activities for the nine months ended October 31, 1997 and 1996 was $41.3 million and $1.3 million, respectively. The increase was primarily due to $38.3 million of net purchases of short-term investments in the period ended October 31, 1997 and $3.0 million of investments in plant, property and equipment. Continued expansion of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the growth of the Company's future revenues.

        Net cash provided by financing activities for the nine months ended October 31, 1997 and 1996 was $38.1 million and $14.0 million, respectively. The increase primarily represents the net proceeds from the initial public offering of $37.8 in the first quarter of fiscal 1998, and the release of amounts previously held as restricted cash offset in part by a decrease in the net proceeds related to the working capital line of credit.

        At October 31, 1997 the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of $62.4 million and borrowings from Mitsubishi International Corporation, under a working capital revolving credit agreement. The Company believes these available funds and anticipated funds from operations will satisfy the Company's projected working capital, and capital expenditure requirements through the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital during such period. Investments will continue in product development in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. The Company's future capital requirements will depend on many factors, including the rate of net sales growth, the timing and extent of spending to support research and development programs, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

<page 12>

Impact of Currency Exchange Rates

        Because the Company currently purchases wafers under purchase contracts denominated in yen, significant appreciation in the value of yen relative to the value of the U.S. dollar would make the wafers relatively more expensive to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operation. The Company from time to time enters into foreign currency forward contracts to minimize foreign currency fluctuation exposures related to these firm purchase commitments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Notwithstanding the measures the Company has adopted, due to the unpredictability and volatility of currency exchanges rates and currency controls, there can be no assurance that the Company will not experience currency losses in the future, not can the Company predict the effect of exchange rate fluctuations upon future operating results.

Factors that May Affect Results

Fluctuations in Quarterly Operating Results

        NeoMagic's quarterly and annual results of operations are affected by a variety of factors that could materially adversely affect net sales, gross margin and income from operations. These factors include, among others, demand for the Company's products; changes in product or customer mix, (i.e., the portion of the Company's revenues represented by the Company's various products and customers); fluctuations in manufacturing yields; incorrect forecasting of future revenues; availability and cost of manufacturing capacity; unanticipated delays or problems in the introduction or performance of the Company's next generation of products; the Company's ability to introduce new products in accordance with OEM design requirements and design cycles; market acceptance of the products of the Company's customers; changes in the timing of product orders due to unexpected delays in the introduction of products of the Company's customers or due to the life cycles of such customers' products ending earlier than anticipated; new product announcements or product introductions by NeoMagic's competitors; competitive pressures resulting in lower selling prices; the volume of orders that are received and can be fulfilled in a quarter; the rescheduling or cancellation of orders by customers which cannot be replaced with orders from other customers; supply constraints for the other components incorporated into its customers' notebook PC products; foreign exchange rate fluctuations; the unanticipated loss of any strategic relationship; seasonality associated with the tendency of PC sales to increase in the second half of each calendar year; the level of expenditures for research and development and sales, general and administrative functions of the Company; costs associated with future litigation; and costs associated with protecting the Company's intellectual property. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.
In certain future quarters, the Company's operating results may be below the expectations of public market analysts or investors. In such event, the market price of the Common Stock would be materially adversely affected.

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

<page 13>

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

        The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render the Company's products incompatible with products developed by major hardware manufacturers and software developers, including Intel Corporation and Microsoft Corporation. The Company could be required, as a result, to invest significant time and effort to redesign it's products to ensure compliance with relevant standards. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, the Company could miss opportunities to achieve crucial design wins, which could result in a material adverse change in the Company's business, financial condition and results of operations. In addition, the Company's products are designed to afford the notebook PC manufacturer significant advantages with respect to product performance, power consumption and size. To the extent that future developments in other notebook PC components or subassemblies incorporate one or more of the advantages offered by the Company's products, the market demand for the Company's products may be negatively impacted, which could result in a material adverse change in the Company's business, financial condition and results of operations.

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

<page 14>

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

Effects of Changes in DRAM Pricing

        The Company's MagicGraph128 products feature large DRAM memory integrated with analog and logic circuitry on a single chip, while its competitors provide only the graphics/video analog and logic circuitry on a separate chip to be used in conjunction with DRAMs supplied by others. The prices of the Company's products reflect many factors, including the prices of DRAM chips. As a result, the Company's business, financial condition and results of operations may be materially and adversely affected by unanticipated changes in the price of DRAMs. Such changes are typically sudden and dramatic and can extend over a significant period of time. For example, the average price of 4-Mbit DRAMs declined by more than 43% in the first nine months of 1997, and this decline affected the average selling prices of the Company's products. A significant reduction in the price of DRAMs could cause the Company's products to be less competitively priced, potentially affecting ongoing product pricing as well as resulting in the loss of design wins for new notebook PCs. In this circumstance, competitors without embedded DRAM could be potentially benefited by DRAM price reductions, and the Company could be forced to respond to pricing pressures precipitated by changes in the DRAM market by reducing the average selling prices of its products to current and prospective system manufacturer customers. Because the Company's product costs cannot be adjusted as rapidly as changes in average selling prices to system manufacturers, the Company's net sales and gross margin would be materially and adversely impacted.

Dependence on Manufacturing Relationships

        The Company's products require wafers manufactured with state-of-the-art fabrication equipment and techniques. The Company's products are primarily manufactured by Mitsubishi Electric Corporation ("Mitsubishi
Electric") in Japan.   Mitsubishi Electric is currently producing six and
eight-inch wafers for the Company.   The Company has also begun manufacturing
eight-inch wafers with Toshiba Corporation ("Toshiba") in Japan. A significant portion of the Company's wafer requirements will not be met by Toshiba before calendar 1998. Each of these manufacturing relationships are covered under the terms of a five-year wafer supply agreement. The Company expects that, for the foreseeable future, some of its products will be single source manufactured. Because the lead time needed to establish a strategic relationship with a new DRAM partner is at least 12 months and the estimated time for a foundry to switch to a new product line is four to nine months, there is no readily available alternative source of supply for any specific product. A manufacturing disruption experienced by either of the Company's manufacturing partners would impact the production of the Company's business, financial condition and result of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies at Mitsubishi Electric or Toshiba is unsuccessful the Company's business, financial condition and results of operations would be materially and adversely affected.

        There are many other risks associated with the Company's dependence upon third party manufacturers, including: reduced control over delivery schedules, quality assurance, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on wafers supplied to the Company; and potential misappropriation of NeoMagic intellectual

<page 15>

property. The Company is dependent on Mitsubishi Electric and Toshiba to produce wafers of acceptable quality and with acceptable manufacturing yields, to deliver those wafers to the Company and its independent assembly and testing subcontractors on a timely basis and to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs. On occasion, the Company has experienced some of these situations. Although the Company's products are designed using the process design rules of the particular manufacturer, there can be no assurance that either Mitsubishi Electric or Toshiba will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, there can be no assurance that either Mitsubishi Electric or Toshiba will continue to devote resources to the production of the Company's products or continue to advance the process design technologies on which the manufacturing of the Company's products are based. Any such difficulties would have a material adverse effect on the Company's business, financial condition and results of operations.

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

<page 16>

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

        Semiconductor manufacturing yields are a function both of product design, which is developed largely by the Company, and process technology, which is typically proprietary to the manufacturer. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between the Company and the manufacturer. For example, a design error that resulted in lower than expected yields of finished products caused the Company to take a $1.2 million charge for the three months ended July 31, 1996. This risk is compounded by the offshore location of the Company's manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. As the Company's relationships with Toshiba and any additional manufacturing partners develop, yields could be adversely affected due to difficulties associated with adopting the Company's technology and product design to the proprietary process technology and design rules of each manufacturer. Because of the Company's limited access to wafer fabrication capacity from its manufacturers, any decrease in manufacturing yields could result in an increase in the Company's per unit costs and force the Company to allocate its available product supply among its customers, thus potentially adversely impacting customer relationships as well as revenues and gross margin. There can be no assurance that the Company's manufacturers will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its manufacturers could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company also faces the risk of product recalls resulting from design or manufacturing defects which are not discovered during the manufacturing and testing process. In the event of a significant number of product returns, the Company's net sales and gross margin could be materially adversely affected.

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

<page 17>

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

        NeoMagic competes with major domestic and international companies, most of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include Chips & Technologies, Inc. ("Chips & Technologies"), Cirrus Logic, Inc. ("Cirrus Logic"), S3 Incorporated ("S3"), and Trident Microsystems, Inc. ("Trident"). On July 28 1997, Intel Corporation announced its intention to purchase Chips and Technologies. NeoMagic may also face increased

<page 18>

competition
from new entrants into the notebook PC multimedia accelerator market including companies currently selling products designed for desktop PCs. Furthermore, the Company expects that many of its competitors will seek to develop and introduce products that integrate large DRAM with analog and logic circuitry on a single chip. For example, Chips & Technologies, Trident and S3 have publicly disclosed that they have or will begin sampling an integrated multimedia accelerator solution for the notebook PC market that would directly compete with the Company's products. Potential competition also could come from manufacturers that integrate a microprocessor with a multimedia controller. Although Intel has not announced any such product independently, its relationship with Chips and Technologies could yield some type of commercial product in the future. The successful commercial introduction of such a product that eliminates the need for a separate multimedia accelerator in notebook PCs could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Uncertainty Regarding Patents and Protection of Proprietary Rights

        The Company relies in part on patents to protect its intellectual property. In the United States, the Company has been issued four patents, each covering certain aspects of the design and architecture of the Company's multimedia accelerators. In addition, the Company has patent applications pending in the United States Patent and Trademark Office (the "PTO"). There can be no assurance that the Company's pending patent applications or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

        In October 1996 the Company was notified by two of its customers that they had received a letter from the holder of a United States patent asserting that the video/graphics subsystem in such customers' notebook PCs, which use the Company's MagicGraph128 and MagicGraph128V products, infringe certain claims of the patent. The Company has been informed by one of these customers that the patentholder has filed suit in Italy, Germany and the United States. The Company may have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by its products. There can be no assurance that the Company's potential obligations to indemnify such customers will not have a material

<page 19>

adverse effect on the Company's business, financial condition and results of operations. The Company believes that the Company's MagicGraph128 and MagicGraph128V products do not infringe any of the claims of such patent. The Company's belief is based upon a legal opinion from its patent counsel, Townsend and Townsend and Crew LLP. In addition to the litigation risks discussed below, in Italy, one available preliminary remedy is seizure of infringing goods. There can be no assurances that the Company or such customers would prevail in any patent litigation, or that such customers will continue to purchase the Company's products under the threat of litigation.

        As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company in the past has been, and in the future may be, notified that it may be infringing the intellectual property rights of third parties. In November 1994, Cirrus Logic filed suit against the Company and certain of its employees claiming, among other things, breach of fiduciary duty, breach of and interference with contract and misappropriation of trade secrets. The Company and Cirrus Logic settled the lawsuit in June 1996, but the Company incurred an aggregate of $703,000 in expenses in connection with such litigation during fiscal 1995 and fiscal 1996. This settlement did not involve cash payments but did include a non-solicitation provision and certain contingent cross-licensing provisions. In February 1997, Cirrus Logic sent the Company written notice asserting that the Company's MagicGraph128TM, MagicGraph128VTM and MagicGraph128ZVTM products infringe three United States patents held by Cirrus Logic. Since receiving the notice of alleged infringement, the Company has advised Cirrus Logic that the Company does not believe that any of its products infringes any claims of the patents. The Company also has undergone a confidential external infringement review and has conducted its own internal infringement review, and the Company continues to believe that the Cirrus Logic infringement allegations are unfounded.
However, there can be no assurances that Cirrus Logic will not file a lawsuit against the Company or that the Company would prevail in any such litigation. Any protracted litigation by Cirrus Logic or the success of Cirrus Logic in any such litigation could have a material and adverse effect on the Company's financial position or results of operations.

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

Dependence on International Sales and Suppliers

        Export sales are a critical part of the Company's business. Sales to customers located outside the United States (including sales to foreign operations of customers headquartered in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 82.8% and 94.8% of the Company's net sales for the first nine months of fiscal 1996 and fiscal 1997, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Some of the Company's international sales are supported by letters of credit

<page 20>

issued by its customers. Because the Company's international sales have to date been denominated in United States dollars, increases in the value of the United States dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors products that are denominated in local currencies. All of the Company's wafers are and for the foreseeable future will be produced by foreign manufacturers. In addition, many of the assembly and test services used by the Company are procured from international sources. Under the Company's wafer supply agreements with Mitsubishi Electric and Toshiba, products are priced in Japanese yen. As a result, the Company's cost of goods sold are subject to fluctuations in the yen-dollar exchange rates. The Company has in the past hedged its exposure to fluctuations in such foreign currency exchange rate by purchasing foreign exchange contracts and will continue to do so in the future. However, there can be no assurance that such hedging will be adequate. Significant wafer or assembly and test service price increases, fluctuations in currency exchange rates or the Company's hedging against currency exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

        International sales and manufacturing operations are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences and export license requirements. In addition, the Company is subject to the risks inherent in conducting business internationally including foreign government regulation, political and economic instability, and unexpected changes in diplomatic and trade relationships. Moreover, the laws of certain foreign countries in which the Company's products may be developed, manufactured or sold, including various countries in Asia, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States, thus increasing the possibility of piracy of the Company's products. There can be no assurance that one or more of these risks will not have a material adverse effect on the Company's business, financial condition and results of operations.

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

<page 21>

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

<page 22>

Part II.  Other Information

Item 1.        Legal Proceedings

               None.

Item 2.        Changes in Securities

        The Company completed its initial public offering pursuant to a Registration Statement on Form S-1 in March 1997 and issued 3,000,000 shares of its Common Stock to the public at a price of $12.00 per share. The managing underwriters for the initial public offering were Morgan Stanley & Co., Montgomery Securities and Robertson, Stephens & Company. The offering has been terminated and all the shares were sold. The Company received approximately $32.4 million of cash from the initial public offering, net of underwriting discounts, commissions, and other offering costs (approximately $1.1 million).
The Company also received $1.5 million in proceeds from Direct Sales of 125,000 shares of the Company's stock at a price of $12 per share. In April 1997 the underwriters exercised their over-allotment option and purchased an additional 450,000 shares (of which 100,000 shares were sold by selling shareholders) at $12.00 per share with net proceeds to the Company of approximately $ 3.9 million (net proceeds to the selling shareholders was approximately $1.2 million). The principal purpose of this offering was to obtain additional capital, create a public market for the Company's Common Stock and facilitate future access by the Company to public equity markets. Pending the use of proceeds from this offering the Company invested such proceeds in short-term, interest bearing, investment grade obligations. During the three and nine months ended October 26, 1997, the Company continued to invest the net proceeds from the Company's initial public offering in short-term, interest bearing, investment grade obligations.

        None of the expenses incurred in connection with the offering constituted direct or indirect payments to directors, officers, general partners of the issuer or their associates, or to persons owning ten percent or more of any class of equity securities or the issuer or to affiliates of the issuer.

Item 3.        Defaults Upon Senior Securities

               None.

Item 4.        Submission of Matters to a Vote of Security Holders

               None.

Item 5.        Other Information

               Not applicable.

Item 6.        Exhibits and Reports on Form 8-K

               (a)  Exhibits

<page 23>

Exhibit
Number                Description
10.1        Lease Agreement, dated as of October 9,1997, between
            Registrant and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.2        Amendment 1, dated as of October 15, 1997, between
            Registrant and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.3 Amendment to Agreement dated as of November 20, 1995, between Registrant and Mitsubishi International Corporation, as amended.

11.1        Computation of Pro Forma Net Income (Loss) Per Share

27.1        Financial Data Schedule

           (b)  Reports on Form 8-K

           The Company did not file any reports on Form 8-K during the three months ended October 31, 1997.

<page 24>

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

                          December 3, 1997

<page 25>

EXHIBIT INDEX

Exhibit                                                        Page
Numbers                       Description                      Number
-------                       -----------                      ------

10.1 Lease Agreement, dated as of October 9,1997, between Registrant and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.2 Amendment 1, dated as of October 15, 1997, between Registrant and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.3 Amendment to Agreement dated as of November 20, 1995, between Registrant and Mitsubishi International Corporation, as amended.

11.1        Computation of Pro Forma Net Income (Loss) Per Share

27.1        Financial Data Schedule

<page 26>

Exhibit 10.1
============

LEASE AGREEMENT                                     OWNER:   60
                                                     PROP:   605
                                                     UNIT:   1
                                                     TENANT: 60503

     THIS LEASE, made this   9th   day of  October   1997  between
BOYD C. SMITH, Trustee, or his Successor Trustee, UTA dated 12/27/76
RICHARD T. PEERY 1976 CHILDREN TRUSTS) and LOUIS B.
SULLIVAN, Trustee, or his Successor Trustee, UTA dated 12/27/76 (JOHN ARRILLAGA 1976 CHILDREN TRUSTS) as amended, hereinafter called Landlord, and NEOMAGIC CORPORATION, a California corporation, hereinafter called Tenant.


WITNESSETH:

Landlord hereby leases to Tenant and Tenant hereby hires and takes from Landlord those certain premises (the "Premises") outlined in red on Exhibit "A" attached hereto and incorporated herein by this reference thereto more particularly described as follows:

All of that certain 45,000+ square foot, two-story building located at 3250 Jay Street, Santa Clara, California 95054. Said Premises is more particularly shown within the area outlined in Red on Exhibit A attached hereto. The entire parcel, of which the Premises is a part, is shown within the area outlined in Green on Exhibit A attached. The Premises is leased on an "as-is" basis, in its present condition, and in the configuration as shown in Red on Exhibit B attached hereto.

As used herein the Complex shall mean and include all of the land outlined in Green and described in Exhibit A attached hereto and all of the buildings, improvements, fixtures and equipment now or hereafter situated on said land. Said letting and hiring is upon and subject to the terms, covenants and conditions hereinafter set forth and Tenant covenants as a material part of the consideration for this Lease to perform and observe each and all of said terms, covenants and conditions. This Lease is made upon the conditions of such performance and observance.

1. USE Tenant shall use the Premises only in conformance with applicable governmental laws, regulations, rules and ordinances for the purpose of general office, light manufacturing, research and development, and storage and other uses necessary for Tenant to conduct Tenant's business, provided that such uses shall be in accordance with all applicable governmental laws and ordinances, and for no other purpose. Tenant shall not do or permit to be done in or about the Premises or the Complex nor bring or keep or permit to be brought or kept in or about the Premises or the Complex anything which is prohibited by or will in any way increase the existing rate of (or otherwise affect) fire or any insurance covering the Complex or any part thereof, or any of its contents, or will cause a cancellation of any insurance covering the Complex or any part thereof, or any of its contents. Tenant shall not do or permit to be done anything in, on or about the Premises or the Complex which will in any way obstruct or interfere with the rights of other tenants or occupants of the Complex or injure or annoy them, or use or allow the Premises to be used for any improper, immoral, unlawful or objectionable purpose, nor shall Tenant cause, maintain or permit any nuisance in, on or about the Premises or the Complex. No sale by auction shall be permitted on the Premises. Tenant shall not place any loads upon the floors, walls, or ceiling, which endanger the structure, or place any harmful fluids or other materials in the drainage system of the building, or overload existing electrical or other mechanical systems. No waste materials or refuse shall be dumped upon or permitted to remain upon any part of the Premises or outside of the building in which the Premises are a part, except in trash containers placed inside exterior enclosures designated by Landlord for that purpose or inside of the building proper where designated by Landlord. No materials, supplies, equipment, finished products or semi-finished products, raw materials or articles of any nature shall be stored upon or permitted to remain outside the Premises or on any portion of common area of the Complex. No loudspeaker or other speaker or other device, system or apparatus which can be heard outside the Premises shall be used in or at the Premises without the prior written consent of Landlord. Tenant shall not commit or suffer to be committed any waste in or upon the Premises. Tenant shall indemnify, defend and hold Landlord harmless against any loss, expense, damage, attorneys' fees or liability arising out of failure of Tenant to comply with any applicable law. Tenant shall comply with any covenant, condition or restriction ("CC&Rs") affecting the Premises. The provisions of this paragraph are for the benefit of Landlord only and shall not be construed to be for the benefit of any tenant or occupant of the Complex.

2.  TERM*

    A.    The term of this Lease shall be for a period of FIVE, (5) years FOUR
(4) months (unless sooner terminated as hereinafter provided) and, subject to Paragraphs 55, shall commence on the 1st day of January 1998 and end on the 30th day April of 2003.

    B. Possession of the Premises shall be deemed tendered and the term of this Lease shall commence on January 1, 1998, or:

(a) One day after a Certificate of Occupancy is granted by the proper governmental agency, or, if the governmental agency having jurisdiction over the area in which the Premises are situated does not issue certificates of occupancy, then the same number of days after certification by Landlord's architect or contractor that Landlord's construction work has been completed; or
(b) Upon the occupancy of the Premises by any of Tenant's operating personnel; or
(c) When the Tenant Improvements have been substantially completed for Tenant's use and occupancy
(d)  As otherwise agreed in writing.

3. POSSESSION. If Landlord, for any reason whatsoever, cannot deliver possession of said premises to Tenant at the commencement of the said term, as herein before specified, this Lease shall not be void or voidable: no obligation of Tenant shall be affected thereby, nor shall Landlord or Landlord's agents be liable to Tenant for any loss or damage resulting therefrom: but in that event the commencement and termination dates of the Lease, and all other dates affected thereby shall be revised to conform to the date of Landlord's delivery of possession, as specified in Paragraph 2(b), above. The above is however subject to the provision that the period of delay, of delivery of the premises shall not exceed 60 days from the commencement date herein (except those delays caused by Acts of God, strikes, war, utilities, governmental bodies, weather, unavailable materials, and delays beyond Landlord's control up to a maximum of 180 days shall be excluded in calculating such period) in which instance Tenant, at its option, may by written notice to Landlord, terminate this Lease.

*It is agreed in the event said Lease commences on a date other than the first day of the month the term of the Lease will be extended to account for the number of days in the partial month. The Basic Rent during the resulting partial month will be pro-rated (for the number of days in the partial month) at the Basic Rent scheduled for the projected commencement date as shown in Paragraph 43.

4.  RENT

  A. Basic Rent. Tenant agrees to pay to Landlord at such place as Landlord may designate without deduction, offset, prior notice, or demand, and Landlord agrees to accept as Basic Rent for the leased Premises the total sum of FIVE MILLION SIX HUNDRED FORTY THREE THOUSAND AND NO/100 ($5,643,000.00) Dollars in lawful money of the United States of America, payable as follows:

  See Paragraph 43 for Basic Rent Schedule

  B. Time for Payment. In the event that the term of this Lease commences on a date other than the first day of a calendar month, on the date of commencement of the term hereof Tenant shall pay to Landlord as rent for the period from such date of commencement to the first day of the next succeeding calendar month that proportion of the monthly rent hereunder which the number of days between such date of commencement and the first day of the next succeeding calendar month bears to thirty (30). In the event that the term of this Lease for any reason ends on a date other than the last day of a calendar month, on the first day of the last calendar month, of the term hereof Tenant shall pay to Landlord as rent for the period from said first day of said last calendar month to and including the last day of the term hereof that proportion of the monthly rent hereunder which the number of days between said first day of said last calendar month and the last day of the term hereof bears to thirty (30).

  C. Late Charge. Notwithstanding any other provision of this Lease, if Tenant is in default in the payment of rental as set forth in this Paragraph 4 when due, or any part thereof. Tenant agrees to pay Landlord, in addition to the delinquent rental due, a late charge for each rental payment in default ten (10) days. Said late charge shall equal ten (10%) percent of each rental payment so in default.

  D. Additional Rent. Beginning with the commencement date of the term of this Lease. Tenant shall pay to Landlord in addition to the Basic Rent and as Additional Rent the following:

(a) Tenant's proportionate share of all Taxes relating to the Complete as set forth in Paragraph 12, and
(b) Tenant's proportionate share of all insurance premiums relating to the Complex, as set forth in Paragraph 15, and
(c) Tenant's proportionate share of expenses for the operation, management, maintenance and repair of the Building (including common areas of the Building) and Common Areas of the Complex in which the Premises are located as set forth in Paragraph 7, and
(d) All charges, costs and expenses, which Tenant is required to pay hereunder, together with all interest and penalties, costs and expenses including attorney's fees and legal expenses, that may accrue thereto in the event of Tenant's failure to pay such amounts, and all damages, reasonable costs and expenses which Landlord may incur by reason of default of Tenant or failure on Tenant's part to comply with the terms of this Lease. In the event of nonpayment by Tenant of Additional Rent Landlord shall have all the rights and remedies with respect thereto as Landlord has for nonpayment of rent.

The Additional Rent due hereunder shall be paid to Landlord or Landlord's agent (i) within five days for taxes and insurance and within thirty (30) days for all other Additional Rent Items after presentation of invoice from Landlord or Landlord's agent selling forth such Additional Rent and/or (ii) at the option of Landlord, Tenant shall pay to Landlord monthly, in advance, Tenant's prorata share of an amount estimated by Landlord to be Landlord's approximate average monthly expenditure for such Additional Rent items, which estimated amount shall be reconciled within 120 days of the end of each calendar year or more frequently if Landlord so elects to do so at Landlord's sole and absolute discretion, as compared to Landlord's actual expenditure for said Additional Rent items, with Tenant paying to Landlord, upon demand, any amount of actual expenses expended by Landlord in excess of said estimated amount, or Landlord refunding to Tenant (providing Tenant is not in default in the performance of any of the terms, covenants and conditions of this Lease) any amount of estimated payments made by Tenant in excess of Landlord's actual expenditures for said Additional Rent items. Within thirty (30) days after receipt of Landlord's reconciliation, Tenant shall have the right, at Tenant's sole expense, to audit, at a mutually convenient time at Landlord's office, Landlord's records relating to the foregoing expenses. Such audit must be conducted by Tenant or an independent nationally recognized accounting firm that is not being compensated by Tenant or other third party on a contingency fee basis. Landlord shall be provided a complete copy of said audit at no expense to Landlord. If such audit reveals that Landlord has overcharged Tenant, the amount overcharged shall be credited to Tenant's account within thirty (30) days after the audit is concluded.

The respective obligations of Landlord and Tenant under this paragraph shall survive the expiration or other termination of the term of this Lease, and if the term hereof shall expire or shall otherwise terminate on a day other than the last day of a calendar year, the actual Additional Rent incurred for the calendar year in which the term hereof expires or otherwise terminates shall be determined and settled on the basis of the statement of actual Additional Rent for such calendar year and shall be prorated in the proportion which the number of days in such calendar year preceding such expiration or termination bears to 365.

  E. Place of Payment of Rent and Additional Rent. All Basic Rent hereunder and all payments hereunder for Additional Rent shall be paid to Landlord at the office of Landlord at A&P Family Investments, c/o Peery/Arrillaga, 2560 Mission College Blvd., #101, Santa Clara, CA 95054 or to such other person or to such other place as Landlord may from time to time designate in writing.

  F. Security Deposit. Concurrently with Tenant's execution of this Lease, Tenant shall deposit with Landlord the sum of ONE HUNDRED SEVENTY SIX THOUSAND FIVE HUNDRED AND NO/100 ($ 176,500.00) Dollars. Said sum shall be held by Landlord as a Security Deposit for the faithful performance by Tenant of all of the terms, covenants, and conditions of this Lease to be kept and performed by Tenant during the term hereof. If Tenant defaults with respect to any provision of this Lease, including, but not limited to, the provisions relating to the payment of rent and any of the monetary sums due herewith. Landlord may (but shall not be required to) use, apply or retain all or any part of this Security Deposit for the payment of any other amount which Landlord may spend by reason of Tenant's default or to compensate Landlord for any other loss or damage which Landlord may suffer by reason of Tenant's default. If any portion of said Deposit is so used or applied, Tenant shall, within ten (10) days after written demand therefor, deposit cash with Landlord in the amount sufficient to restore the Security Deposit to its original amount. Tenant's failure to do so shall be a material breach of this Lease. Landlord shall not be required to keep this Security Deposit separate from its general funds, and Tenant shall not be entitled to interest on such Deposit. If Tenant fully and faithfully performs every provision of this Lease to be performed by it, the Security Deposit or any balance thereof shall be returned to Tenant (or at Landlord's option, to the last assignee of Tenant's interest hereunder at the expiration of the Lease term and after Tenant has vacated the Premises. In the event of termination of Landlord's interest in this Lease, Landlord shall transfer said Deposit to Landlord's successor in interest whereupon Tenant agrees to release Landlord from liability for the return of such Deposit or the accounting therefor.

5. RULES AND REGULATIONS AND COMMON AREA Subject to the terms and conditions of this Lease and such Rules and Regulations at Landlord may from time to time prescribe, Tenant and Tenant's employees, invitees and customers shall, in common with other occupants of the Complex in which the Premises are located, and their respective employees, invitees and customers, and others entitled to the use thereof, have the non-exclusive right to use the access roads, parking areas, and facilities provided and designated by Landlord for the general use and convenience of the occupants of the Complex in which the Premises are located, which areas and facilities are referred to herein as "Common Area." This right shall terminate upon the termination of this Lease. Landlord reserves the right from time to time to make changes in the shape, size, location, amount and extent of Common Area. Landlord further reserves the right to promulgate such reasonable rules and regulations relating to the use of the Common Area, and any part or parts thereof, as Landlord may deem appropriate for the best interests of the occupants of the Complex. The Rules and Regulations shall be binding upon Tenant upon delivery of a copy of them to Tenant, and Tenant shall abide by them and cooperate in their observance. Such Rules and Regulations may be amended by Landlord from time to time, with or without advance notice, and all amendments shall be effective upon delivery of a copy to Tenant. Landlord shall not be responsible to Tenant for the non-performance by any other tenant or occupant of the Complex of any of said Rules and Regulations.

Landlord shall operate, manage and maintain the Common Area. The manner in which the Common Area shall be maintained and the expenditures for such maintenance shall be at the discretion of Landlord.

*    $88,250.00 Cash due upon Lease execution
    $88,250.00 Promissory Note due January 1, 1999

6. PARKING Tenant shall have the right to use with other tenants or occupants of the Complex 150 parking spaces in the common parking areas of the Complex. Tenant agrees, that Tenant, Tenant's employees, agents, representatives and/or invitees shall not use parking spaces in excess of said 150 spaces allocated to Tenant hereunder. Landlord shall have the right, at Landlord's sole discretion, to specifically designate the location of Tenant's parking spaces within the common parking areas of the Complex in the event of a dispute among the tenants occupying the building and/or Complex referred to herein, in which event Tenant agrees that Tenant, Tenant's employees, agents, representatives and/or invitees shall not use any parking spaces other than those parking spaces specifically designated by Landlord for Tenant's use. Said parking spaces, if specifically designated by Landlord to Tenant, may be relocated by Landlord at any time, and from time to time. Landlord reserves the right, at Landlord's sole discretion, to rescind any specific designation of parking spaces, thereby returning Tenant's parking spaces to the common parking area. Landlord shall give Tenant written notice of any change in Tenant's parking spaces. Tenant shall not, at any time, park, or permit to be parked, any trucks or vehicles adjacent to the loading areas so as to interfere in any way with the use of such areas, nor shall Tenant at any time park, or permit the parking of Tenant's trucks or other vehicles or the trucks and vehicles of Tenant's suppliers or others, in any portion of the common area not designated by Landlord for such use by Tenant. Tenant shall not park not permit to be parked, any inoperative vehicles or equipment on any portion of the common parking area or other common areas of the Complex. Tenant agrees to assume responsibility for compliance by its employees with the parking provision contained herein. If Tenant or its employees park in other than such designated parking areas, then Landlord may charge Tenant, as an additional charge, and Tenant agrees to pay, ten ($10.00) Dollars per day for each day or partial day each such vehicle is parked in any area other than that designated. Tenant hereby authorizes Landlord at Tenant's sole expense to tow away from the Complex any vehicle belonging to Tenant or Tenant's employees parked in violation of these provisions, or to attach violation stickers or notices to such vehicles. Tenant shall use the parking areas for vehicle parking only, and shall not use the parking areas for storage.

7. EXPENSES OF OPERATION, MANAGEMENT, AND MAINTENANCE OF THE COMMON AREAS OF THE COMPLEX. As Additional Rent and in accordance with Paragraph 4D of this Lease, Tenant shall pay to Landlord Tenant's proportionate share (calculated on a square footage or other equitable basis as calculated by Landlord) of all expenses of operation, management, maintenance and repair of the Common Areas of the Complex including, but not limited to, license, permit, and inspection fees; security; utility charges associated with exterior landscaping and lighting (including water and sewer charges); all charges incurred in the maintenance and replacement of landscaped areas, lakes, parking lots, and paved areas (including repairs, replacement, resealing and restriping) sidewalks, driveways; maintenance, repair and replacement of all fixtures and electrical, mechanical, and plumbing systems; structural elements and exterior surfaces of the buildings; salaries and employee benefits of personnel and payroll taxes applicable thereto; supplies, materials, equipment and tools; the cost of capital expenditures which have the effect of reducing operating expenses, provided, however, that in the event Landlord makes such capital improvements, Landlord may amortize its investment in said improvements (together with interest at the rate of fifteen (15%) percent per annum on the unamortized balance) as an operating expense in accordance with standard accounting practices, provided, that such amortization is not at a rate greater than the anticipated savings in the operating expenses.

"Additional Rent" as used herein shall not include Landlord's debt repayments; interest on charges; expenses directly or indirectly incurred by Landlord for the benefit of any other tenant; cost for the installation of partitioning or any other tenant improvements; cost of attracting tenants; depreciation; interest, or executive salaries.

8. ACCEPTANCE AND SURRENDER OF PREMISES By entry hereunder. Tenant accepts the Premises as being in good and sanitary order, condition and repair and accepts the building and improvements included in the Premises in their present condition and without representation or warranty by Landlord as to the condition of such building or as to the use or occupancy which may be made thereof. Any exceptions to the foregoing must be by written agreement executed by Landlord and Tenant. Tenant agrees on the last day of the Lease term, or on the sooner termination of this Lease, to surrender the Premises promptly and peaceably to Landlord in good condition and repair (damage by Acts of God, fire, normal wear and tear excepted), with all interior walls painted, or cleaned so that they appear freshly painted, and repaired and replaced, if damaged; all floors cleaned and waxed; all carpets cleaned and shampooed; the airconditioning and heating equipment serviced by a reputable and licensed service firm and in good operating condition (provided the maintenance of such equipment has been Tenant's responsibility during the term of this Lease) together with all alterations, additions, and improvements which may have been made in, to, or on the Premises (except movable trade fixtures installed at the expense of Tenant) except that Tenant shall ascertain from Landlord within thirty (30) days before the end of the term of this Lease whether Landlord desires to have the Premises or any part or parts thereof restored to their condition and configuration as when the Premises were delivered to Tenant and if Landlord shall so desire, then Tenant shall restore said Premises or such part or parts thereof before the end of this Lease at Tenant's sole cost and expense. Tenant, on or before the end of the term or sooner termination of this Lease, shall remove all of Tenant's personal property and trade fixtures from the Premises, and all property not so removed on or before the end of the term or sooner termination of this Lease shall be deemed abandoned by Tenant and title to same shall thereupon pass to Landlord without compensation to Tenant. Landlord may, upon termination of this Lease, remove all moveable furniture and equipment so abandoned by Tenant, at Tenant's sole cost, and repair any damage caused by such removal at Tenant's sole cost. If the Premises be not surrendered at the end of the term or sooner termination of this Lease, Tenant shall indemnify Landlord against loss or liability resulting from the delay by Tenant in so surrendering the Premises including, without limitation, any claims made by any succeeding tenant founded on such delay. Nothing contained herein shall be construed as an extension of the term hereof or as a consent of Landlord to any holding over by Tenant. The voluntary or other surrender of this Lease or the Premises by Tenant or a mutual cancellation of this Lease shall not work as a merger and, at the option of Landlord, shall either terminate all or any existing subleases or subtenancies or operate as an assignment to Landlord of all or any such subleases or subtenancies.

9. ALTERATIONS AND ADDITIONS Tenant shall not make, or suffer to be made, any alteration or addition to the Premises, or any part thereof, without the written consent of Landlord first had and obtained by Tenant, but at the cost of Tenant, and any addition to, or alteration of, the Premises, except moveable furniture and trade fixtures, shall at once become a part of the Premises and belong to Landlord. Landlord reserves the right to approve all contractors and mechanics proposed by Tenant to make such alterations and additions. Tenant shall retain title to all moveable furniture and trade fixtures placed in the Premises. All heating, lighting, electrical, airconditioning, floor to ceiling partitioning, drapery, carpeting, and floor installations made by Tenant, together with all property that has become an integral part of the Premises, shall not be deemed trade fixtures. Tenant agrees that it will not proceed to make such alteration or additions, without having obtained consent from Landlord to do so, and until five (5) days from the receipt of such consent, in order that Landlord may post appropriate notices to avoid any liability to contractors or material suppliers for payment for Tenant's improvements. Tenant will at all times permit such notices to be posted and to remain posted until the completion of work. Tenant shall, if required by Landlord, secure at Tenant's own cost and expense, a completion and lien indemnity bond, satisfactory to Landlord, for such work.

Tenant further covenants and agrees that any mechanic's lien filed against the Premises or against the Complex for work claimed to have been done for, or materials claimed to have been furnished to Tenant, will be discharged by Tenant, by bond or otherwise, within ten (10) days after the filing thereof, at the cost and expense of Tenant. Any exceptions to the foregoing must be made in writing and executed by both Landlord and Tenant.

10. TENANT MAINTENANCE Tenant shall, at its sole cost and expense, keep and maintain the Premises (including appurtenances) and every part thereof in a high standard of maintenance and repair, and in good and sanitary condition. Tenant's maintenance and repair responsibilities herein referred to include, but are not limited to, all windows, window frames, plate glass, glazing, truck doors, plumbing systems (such as water and drain lines, sinks, toilets, faucets, drains, showers and water fountains), electrical systems (such as panels, conduits, outlets, lighting fixtures, lamps, bulbs, tubes, ballasts), heating and air-conditioning systems (such as compressors, fans, air handlers, ducts, mixing boxes, thermostats, time clocks, boilers, heaters, supply and return grills), store fronts, roofs, downspouts, all interior improvements within the premises including but not limited to wall coverings, window coverings, carpet, floor coverings, partitioning, ceilings, doors (both interior and exterior, including closing mechanisms, latches, locks, skylights (if any), automatic fire extinguishing systems, and elevators and all other interior improvements of any nature whatsoever. Tenant agrees to provide carpet shields under all rolling chairs or to otherwise be responsible for wear and tear of the carpet caused by such rolling chairs if such wear and tear exceeds that caused by normal foot traffic in surrounding areas. Areas of excessive wear shall be replaced at Tenant's sole expense upon Lease termination. Tenant hereby waives all rights under, and benefits of, subsection 1 of Section 1932 and Section 1941 and 1942 of the California Civil Code and under any similar law, statute or ordinance now or hereafter in effect.

11. UTILITIES Tenant shall pay promptly, as the same become due, all charges for water, gas, electricity, telephone, telex and other electronic communications service, sewer service, waste pick-up and any other utilities, materials or services furnished directly to or used by Tenant on or about the Premises during the term of this Lease, including, without limitation, any temporary or permanent utility surcharge or other exactions whether or not hereinafter imposed.

Landlord shall not be liable for and Tenant shall not be entitled to any abatement or reduction of rent by reason of any interruption or failure of utility services to the Premises when such interruption or failure is caused by accident, breakage, repair, strikes, lockouts, or other labor disturbances or labor disputes of any nature, or by any other cause, similar or dissimilar, beyond the reasonable control of Landlord.

12. TAXES Tenant shall not be responsible for any Real Estate tax increase related to tenant improvements constructed for another tenant's use outside the Premises leased hereunder.
  A. As Additional Rent and in accordance with Paragraph 4 D of this Lease, Tenant shall pay to Landlord Tenant's proportionate share of all Real Property Taxes, which prorata share shall be allocated to the leased premises by square footage or other equitable basis, as calculated by Landlord. The term "Real Property Taxes", as used herein, shall mean (i) all taxes, assessments, levies and other charges of any kind or nature whatsoever, general and special, foreseen and unforeseen (including all installments of principal and interest required to pay any general or special assessments for public improvements and any increases resulting from reassessments caused by any change in ownership
of the Complex) now or hereafter imposed by any governmental or quasi-governmental authority or special district having the direct or indirect power to tax or levy assessments, which are levied or assessed against, or with respect to the value, occupancy or use of, all or any portion of the Complex (as now constructed or as may at any time hereafter be constructed, altered, or otherwise changed) or Landlord's interest therein; any improvements located within the Complex (regardless of ownership); the fixtures, equipment and other property of Landlord, real or personal, that are an integral part of and located in the Complex; or parking areas, public utilities, or energy within the Complex; (ii) all charges, levies or fees imposed by reason of environmental regulation or other governmental control of the Complex; and
(iii) all costs and fees (including attorneys' fees) incurred by Landlord in contesting any Real Property Tax and in negotiating with public authorities as to any Real Property Tax. If at any time during the term of this Lease the taxation or assessment of the Complex prevailing as of the commencement date of this Lease shall be altered so that in lieu of or in addition to any Real Property Tax described above there shall be levied, assessed or imposed (whether by reason of a change in the method of taxation or assessment, creation of a new tax or charge, or any other cause) an alternate or additional tax or charge (i) on the value, use or occupancy of the Complex or Landlord's interest therein or (ii) on or measured by the gross receipts, income or rentals from the Complex, on Landlord's business of leasing the Complex, or computed in any manner with respect to the operation of the Complex, then any such tax or charge, however designated, shall be included within the meaning of the term "Real Property Taxes" for purposes of this Lease, and if Landlord has the option to either pay the entire assessment in cash or go to bond, and if Landlord elects to pay the entire assessment in cash in lieu of going to bond, the entire portion of the assessment assigned to Tenant's Leased Premises will be prorated over the same period that the assessment would have been prorated had the assessment gone to bond. If any Real Property Tax is based upon property or rents unrelated to the Complex, then only that part of such real Property Tax that is fairly allocable to the Complex shall be included within the meaning of the term "Real Property Taxes." Notwithstanding the foregoing, the term "Real Property Taxes" shall not include estate, inheritance, gift or franchise taxes of Landlord or the federal or state net income tax imposed on Landlord's income from all sources. Notwithstanding the above, it is agreed that if any special assessments for capital improvements are assessed, and if Landlord has the option to either pay the entire assessment in cast or got to bond, and if Landlord elects to pay the entire assessment in cash in lieu of going to bond, the entire portion of the assessment assigned to Tenant's Leased Premises will be prorated over the same period that the assessment would have been prorated had gone to bond.

  B.  Taxes on Tenant's Property
    (a) Tenant shall be liable for and shall pay ten days before delinquency, taxes levied against any personal property or trade fixtures placed by Tenant in or about the Premises. If any such taxes on Tenant's personal property or trade fixtures are levied against Landlord or Landlord's property or if the assessed value of the Premises is increased by the inclusion therein of a value placed upon such personal property or trade fixtures of Tenant and if Landlord, after written notice to Tenant, pays the taxes based on such increased assessment, which Landlord shall have the right to do regardless of the validity thereof, but only under proper protest if requested by Tenant, Tenant shall upon demand, as the case may be, repay to Landlord the taxes so levied against Landlord, or the proportion of such taxes resulting from such increase in the assessment; provided that in any such event Tenant shall have the right, in the name of Landlord and with Landlord's full cooperation, to bring suit in any court of competent jurisdiction to recover the amount of any such taxes so paid under protest, and any amount so recovered shall belong to Tenant.

    (b) if the Tenant improvements in the Premises, whether installed, and/or paid for by Landlord or Tenant and whether or not affixed to the real property so as to become a part thereof, are assessed for real property tax purposes at a valuation higher than the valuation at which standard office improvements inn other space in the Complex are assessed, then the real property taxes and assessments levied against Landlord or the Complex by reason of such excess assessed valuation shall be deemed to be taxes levied against personal property of Tenant and shall be governed by the provisions of 12Ba above. If the records of the County Assessor are available and sufficiently detailed to serve as a basis for determining whether said Tenant improvements are assessed at a higher valuation than standard office improvements in other space in the Complex, such records shall be binding on both the Landlord and the Tenant. If the records of the County Assessor are not available or sufficiently detailed to serve as a basis for making said determination, the actual cost of construction shall be used.

13. LIABILITY INSURANCE. Tenant at Tenant's expense, agrees to keep in force during the term of this Lease a policy of commercial general liability insurance with a combined single limit coverage of not less than Two Million Dollars ($2,000,000) per occurrence for injuries to or death of persons occurring in, on or about the Premises or the Complex, and property damage insurance with limits of $500,000. The policy or policies affecting such insurance, certificates of insurance of which shall be furnished to Landlord, shall name Landlord as additional insureds, and shall insure any liability of Landlord, contingent or otherwise, as respects to insurable acts or omissions of Tenant, its agents, employees or invitees or otherwise by any conduct or transactions of any of said persons in or about or concerning the Premises, including any failure of Tenant to observe or perform any of its obligations hereunder; shall be issued by an insurance company admitted to transact business in the State of California; and shall provide that the insurance effected thereby shall not be canceled, except upon thirty (30) days' prior written notice to Landlord. If, during the term of this Lease, in the considered opinion of Landlord's Lender, insurance advisor, or counsel, the amount of insurance described in this paragraph 13 is not adequate, Tenant agrees to increase said coverage to such reasonable amount as Landlord's Lender, insurance advisor or counsel shall deem adequate.

14. TENANT'S PERSONAL PROPERTY INSURANCE AND WORKMAN'S COMPENSATION INSURANCE. Tenant shall maintain a policy or policies of fire and property damage insurance in "all risk" form with a sprinkler leakage endorsement insuring the personal property, inventory, trade fixtures, and leasehold improvements within the leased Premises for the full replacement value thereof. The proceeds from any of such policies shall be used for the repair or replacement of such items so insured.

Tenant shall also maintain a policy or policies of workman's compensation insurance and any other employee benefit insurance sufficient to comply with all laws.

15. PROPERTY INSURANCE Landlord shall purchase and keep in force and as Additional Rent and in accordance with Paragraph 4D of this Lease. Tenant shall pay to Landlord (or Landlord's agent if so directed by Landlord) Tenant's proportionate share (calculated on a square footage or other equitable basis as calculated by Landlord) of the deductibles on insurance claims and the cost of policy or policies of insurance covering loss or damage to the Premises and Complex in the amount of the full replacement value thereof, providing protection against those perils included within the classification of "all risks" insurance and flood and/or earthquake insurance, if available, plus a policy of rental income insurance in the amount of one hundred (100%) percent of twelve (12) months Basic Rent, plus sums paid as Additional Rent and any deductibles related thereto. If such insurance cost is increased due to Tenant's use of the Premises or the Complex, Tenant agrees to pay to Landlord the full cost of such increase. Tenant shall have no interest in nor any right to the proceeds of any insurance procured by Landlord for the Complex.

Landlord and Tenant do each hereby respectively release the other, to the extent of insurance coverage of the releasing party, from any liability for loss or damage caused by fire or any of the extended coverage casualties included in the releasing party's insurance policies, irrespective of the cause of such fire or casualty; provided, however, that if the insurance policy of either releasing party prohibits such waiver, then this waiver shall not take effect until consent to such waiver is obtained. If such waiver is so prohibited, the insured party affected shall promptly notify the other party thereof.

16. INDEMNIFICATION Landlord shall not be liable to Tenant and Tenant hereby waives all claims against Landlord for any injury to or death of any person or damage to or destruction of property in or about the Premises or the Complex by or from any cause whatsoever, including, without limitation, gas, fire, oil, electricity or leakage of any character from the roof, walls, basement or other portion of the Premises or the Complex but excluding, however, the willful misconduct or negligence of Landlord, its agents, servants, employees, invitees, or contractors of which negligence Landlord has knowledge and reasonable time to correct. Except as to injury to persons or damage to property to the extent arising from the willful misconduct or the negligence of Landlord, its agents, servants, employees, invitees, or contractors. Tenant shall hold Landlord harmless from and defend Landlord against any and all expenses, including reasonable attorneys' fees, in connection therewith, arising out of any injury to or death of any person or damage to or destruction of property occurring in, on or about the Premises, or any part thereof, from any cause whatsoever.

17. COMPLIANCE Tenant, at its sole cost and expense, shall promptly comply with all laws, statutes, ordinances and governmental rules, regulations or requirements now or hereafter in effect; with the requirements of any board of fire underwriters or other similar body now or hereafter constituted; and with any direction or occupancy certificate issued pursuant to law by any public officer; provided, however, that no such failure shall be deemed a breach of the provisions if Tenant, immediately upon notification, commences to remedy or rectify said failure. The judgment of any court of competent jurisdiction or the admission of Tenant in any action against Tenant, whether Landlord be a party thereto or not, that Tenant has violated any such law, statute, ordinance or governmental rule, regulation, requirement, direction or provision, shall be conclusive of that fact as between Landlord and Tenant. This paragraph shall not be interpreted as requiring Tenant to make structural changes or improvements, except to the extent such changes or improvements are required as a result of Tenant's use of the Premises. Tenant shall, at its sole cost and expense, comply with any and all requirements pertaining to said Premises, of any insurance organization or company, necessary for the maintenance of reasonable fire and public liability insurance covering the Premises.

18. LIENS Tenant shall keep the Premises and the Complex free from any liens arising out of any work performed, materials furnished or obligation incurred by Tenant. In the event that Tenant shall not, within ten (10) days following the imposition of such lien, cause the same to be released of record. Landlord shall have, in addition to all other remedies provided herein and by law, the right but no obligation, to cause the same to be released by such means as it shall deem proper, including payment of the claim giving rise to such lien. All sums paid by Landlord for such purpose, and all expenses incurred by it in connection therewith, shall be payable to Landlord by Tenant on demand with interest at the prime rate of interest as quoted by the Bank of America.

19.  ASSIGNMENT AND SUBLETTING   Tenant shall not assign, transfer, or
hypothecate the leasehold estate under this Lease, or any interest herein, and shall not sublet the Premises, or any part thereof, or any right or privilege appurtenant thereto, or suffer any other person or entity to occupy or use the Premises, or any portion thereof, without, in each case, the prior written consent of Landlord which consent will not be unreasonably withheld. As a condition for granting this consent to any assignment, transfer, or subletting, Landlord shall require Tenant to pay to Landlord, as Additional Rent, all rents and/or additional consideration due Tenant from its assignees, transferees, or subtenants in excess of the rent payable by Tenant to Landlord hereunder for the assigned, transferred and/or subleased space; provided, however, that before sharing such excess rent, Tenant shall first be entitled to recover from such excess rent the amount of any reasonable leasing commissions paid by Tenant to third parties not affiliated with Tenant.
Tenant shall first be entitled to recover from such excess rent the amount of reasonable leasing commissions paid by Tenant to third parties not affiliated with Tenant. Tenant shall, by thirty (30) days written notice, advise Landlord of its intent to assign or transfer Tenant's interest in the Lease or sublet the Premises or any portion thereof for any part of the term hereof. Within thirty (30) days after receipt of said written notice, Landlord may, in its sole discretion, elect to terminate this Lease as to the portion of the Premises described in Tenant's notice on the date specified in Tenant's notice by giving written notice of such election to terminate. If no such notice to terminate is given to Tenant with said thirty (30) day period, Tenant may proceed to locate an acceptable sublessee, assignee, or other transferee for presentment to Landlord for Landlord's approval, all in accordance with the terms, covenants, and conditions of this paragraph 19. If Tenant intends to sublet the entire Premises and Landlord elects to terminate this Lease, this Lease shall be terminated on the date specified in Tenant's notice. If, however, this Lease shall terminate pursuant to the foregoing with respect to less than all the Premises, the rent, as defined and reserved hereinabove shall be adjusted on a pro rata basis to the number of square feet retained by Tenant, and this Lease as so amended shall continue in full force and effect. In the event Tenant is allowed to assign, transfer or sublet the whole or any part of the Premises, with the prior written consent of Landlord, no assignee, transferee or subtenant shall assign or transfer this Lease, either in whole or in part, or sublet the whole or any part of the Premises, without also having obtained the prior written consent of Landlord which consent shall not be unreasonably withheld. A consent of Landlord to one assignment, transfer, hypothecation, subletting, occupation or use by any other person shall not release Tenant from any of Tenant's obligations hereunder or be deemed to be a consent to any subsequent similar or dissimilar assignment, transfer, hypothecation, subletting, occupation or use by any other person. Any such assignment, transfer, hypothecation, subletting, occupation or use without such consent shall be void and shall constitute a breach of this Lease by Tenant and shall, at the option of Landlord exercised by written notice to Tenant, terminate this Lease. The leasehold estate under this Lease shall not, nor shall any interest therein, be assignable for any purpose by operation of law without the written consent of Landlord which consent shall not be unreasonably withheld. As a condition of its consent, Landlord shall require Tenant to pay all expenses in connection with the assignment, and Landlord shall require Tenant's assignee or transferee (or other assignees or transferees) to assume in writing all of the obligations under this Lease and for Tenant to remain liable to Landlord under the Lease. Notwithstanding the above, in no event will Landlord consent to a sub-sublease.

20. SUBORDINATION AND MORTGAGES In the event Landlord's title or leasehold interest is now or hereafter encumbered by a deed of trust, upon the interest of Landlord in the land and buildings in which the demised Premises are located, to secure a loan from a lender hereinafter referred to as ("Lender") to Landlord, Tenant shall, at the request of Landlord or Lender, execute in writing an agreement subordinating its rights under this Lease to the lien of such deed of trust, or, if so requested, agreeing that the lien of Lender's deed of trust shall be or remain subject and subordinate to the rights of Tenant under this Lease. Notwithstanding any such subordination, Tenant's possession under this Lease shall not be disturbed if Tenant is not in default and so long as Tenant shall pay all rent and observe and perform all of the provisions set forth in this Lease.

21. ENTRY BY LANDLORD Landlord reserves, and shall at all reasonable times after at least 24 hours notice (except in emergencies) have, the right to enter the Premises to inspect them; to perform any services to be provided by Landlord hereunder; to submit the Premises to prospective purchasers, mortgagers or tenants; to post notices of nonresponsibility; and to alter, improve or repair the Premises and any portion of the Complex, all without abatement of rent, and may erect scaffolding and other necessary structures in or through the Premises where reasonably required by the character of the work to be performed; provided, however that the business of Tenant shall be interfered with to the least extent that is reasonably practical. For each of the foregoing purposes, Landlord shall at all times have and retain a key with which to unlock all of the doors in an emergency in order to obtain entry to the Premises, and any entry to the Premises obtained by Landlord by any of said means, or otherwise, shall not under any circumstances be construed or deemed to be a forcible or unlawful entry into or a detainer of the Premises or an eviction, actual or constructive, of Tenant from the Premises or any portion thereof. Landlord shall also have the right at any time to change the arrangement or location of entrances or passageways, doors and doorways, and corridors, elevators, stairs, toilets or other public parts of the Complex and to change the name, number or designation by which the Complex is commonly known, and none of the foregoing shall be deemed an actual or constructive eviction of Tenant, or shall entitle Tenant to any reduction of rent hereunder.

22. BANKRUPTCY AND DEFAULT The commencement of a bankruptcy action or liquidation action or reorganization action or insolvency action or an assignment of or by Tenant for the benefit of creditors, or any similar action undertaken by Tenant, or the insolvency of Tenant, shall, at Landlord's option, constitute a breach of this Lease by Tenant. If the trustee or receiver appointed to serve during a bankruptcy, liquidation, reorganization, insolvency or similar action elects to reject Tenant's unexpired Lease, the trustee or receiver shall notify Landlord in writing of its election within thirty (30) days after an order for relief in a liquidation action or within thirty (30) days after the commencement of any action.

Within thirty (30) days after court approval of the assumption of this Lease, the trustee or receiver shall cure (or provide adequate assurance to the reasonable satisfaction of Landlord that the trustee or receiver shall cure) any and all previous defaults under the unexpired Lease and shall compensate Landlord for all actual pecuniary loss and shall provide adequate assurance of future performance under said Lease to the reasonable satisfaction of Landlord. Adequate assurance of future performance, as used herein, includes, but shall not be limited to; (i) assurance of source and payment of rent, and other consideration due under this Lease; (ii) assurance that the assumption or assignment of the Lease will not breach substantially any provision, such as radius, location, use, or exclusivity provision, in any agreement relating to the above described Premises.

Nothing contained in this section shall affect the existing right of Landlord to refuse to accept an assignment upon commencement of or in connection with a bankruptcy, liquidation, reorganization or insolvency action or an assignment of Tenant for the benefit of creditors or other similar act. Nothing contained in this Lease shall be construed as giving or granting or creating an equity in the demised Premises to Tenant. In no event shall the leasehold estate under this Lease, or any interest therein, be assigned by voluntary or involuntary bankruptcy proceeding without the prior written consent of Landlord. In no event shall this Lease or any rights or privileges hereunder be an asset of Tenant under any bankruptcy, insolvency or reorganization proceedings.

The failure to perform or honor any covenant, condition or representation made under this Lease shall constitute a default hereunder by Tenant upon expiration of the appropriate grace period hereinafter provided, Tenant shall have a period of five (5) days from the date of written notice from Landlord within which to cure any default in the payment of rental or adjustment thereto. Tenant shall have a period of thirty (30) days from the date of written notice from Landlord within which to cure any other default under this Lease; provided, however, that if the nature of Tenant's failure is such that more than thirty (30) days is reasonably required to cure the same, Tenant shall not be in default so long as Tenant commences performance within such thirty (30) day period and thereafter prosecutes the same to completion. Upon an uncured default of this Lease by Tenant. Landlord shall have the following rights and remedies in addition to any other rights or remedies available to Landlord at law or in equity:

    (a)    The rights and remedies provided for by California Civil Code
Section 1951.2, including but not limited to, recovery of the worth at the time of award of the amount by which the unpaid rent for the balance of the term after the time of award exceeds the amount of rental loss for the same period that Tenant proves could be reasonably avoided, as computed pursuant to subsection (b) of said Section
1951.2. Any proof by Tenant under subparagraph (2) and (3) of Section 1951.2 of the California Civil Code of the amount of rental loss that could be reasonably avoided shall be made in the following manner:
Landlord and Tenant shall each select a licensed real estate broker in the business of renting property of the same type and use as the Premises and in the same geographic vicinity. Such two real estate brokers shall select a third licensed real estate broker, and the three licensed real estate brokers so selected shall determine the amount of the rental loss that could be reasonably avoided from the balance of the term of this Lease after the time of award. The decision of the majority of said licensed real estate brokers shall be final and binding upon the parties hereto.

(b) The rights and remedies provided by California Civil Code Section which allows Landlord to continue the Lease in effect and to enforce all of its rights and remedies under this Lease, including the right to recover rent as it becomes due, for so long as Landlord does not terminate Tenant's right to possession; acts of maintenance or preservation, efforts to relet the Premises, or the appointment of a receiver upon Landlord's initiative to protect its interest under this Lease shall not constitute a termination of Tenant's right to possession.

    (c) The right to terminate this Lease by giving notice to Tenant in accordance with applicable law.

    (d) To the extent permitted by law, the right and power to enter the Premises and remove therefrom all persons and property, to store such property in a public warehouse or elsewhere at the cost of and for the account of Tenant, and to sell such property and apply such proceeds therefrom pursuant to applicable California law, Landlord, may from time to time sublet the Premises or any part thereof for such term or terms (which may extend beyond the term of this Lease) and at such rent and such other terms as Landlord in its sole discretion, may deem advisable, with the right to make alterations and repairs to the Premises. Upon such subletting, (i) Tenant shall be immediately liable to pay Landlord, in addition to indebtedness other than rent due hereunder, the cost of such subletting, including, but not limited to reasonable attorneys' fees, and any real estate commissions actually paid, and the cost of such alterations and repairs incurred by Landlord and the amount, if any, by which the rent hereunder for the period of such subletting (to the extent such period does not exceed the term hereof) exceeds the amount to be paid as rent for the Premises for such period or (ii)at the option of Landlord, rents received from such subletting shall be applied first to payment of indebtedness other than rent due hereunder from Tenant to Landlord;
second, to the payment of any costs of such subletting and of such alterations and repairs; third to payment of rent due and unpaid hereunder; and the residue, if any, shall be held by Landlord and applied in payment of future rent as the same becomes due hereunder.
If Tenant has been credited with any rent to be received by such subletting under option (i) and such rent shall not be promptly paid to Landlord by the subtenant(s), or if such rentals received from such subletting under option (ii) during any month be less than that to be paid during that month by Tenant hereunder. Tenant shall pay any such deficiency to Landlord. Such deficiency shall be calculated and paid monthly. No taking possession of the Premises by Landlord shall be construed as an election on its part to terminate this Lease unless a written notice of such intention be given to Tenant. Notwithstanding any such subletting without termination. Landlord may at any time hereafter elect to terminate this Lease for such previous breach.

    (e) The right to have a receiver appointed for Tenant upon application by Landlord, to take possession of the Premises and to apply any rental collected from the Premises and to exercise all other rights and remedies granted to Landlord pursuant to subparagraph d. above
(except that Tenant may vacate so long as it pays rent, provides an on-site security guard during normal business hours from Monday through Friday, and otherwise performs its obligations hereunder).

23. ABANDONMENT Tenant shall not vacate or abandon the Premises at any time during the term of this Lease (except that Tenant may vacate so long as it pays rent, provides an on-site security guard during normal business hours from Monday through Friday, and otherwise performs its obligations hereunder) and if Tenant shall abandon, vacate or surrender said Premises, or be dispossessed by the process of law, or otherwise, any personal property belonging to Tenant and left on the Premises shall be deemed to be abandoned, at the option of Landlord, except such property as may be mortgaged to Landlord.

24. DESTRUCTION In the event the Premises are destroyed in whole or in part from any cause, except for routine maintenance and repairs and incidental damage and destruction caused from vandalism and accidents for which Tenant is responsible for under Paragraph 10. Landlord may, as its option:
(a) Rebuild or restore the Premises to their condition prior to the damage or destruction, or
(b) Terminate this Lease, (providing that the Premises is damaged to the extent of 33 1/3% of the replacement cost).

If Landlord does not give Tenant notice in writing within thirty (30) days from the destruction of the Premises of its election to either rebuild and restore them, or to terminate this Lease, Landlord shall be deemed to have elected to rebuild or restore them, in which event Landlord agrees, at its expense, promptly to rebuild or restore the Premises to their condition prior to the damage or destruction. Tenant shall be entitled to a reduction in rent while such repair is being made in the proportion that the area of the Premises rendered untenantable by such damage bears to the total area of the Premise. If Landlord initially estimates that the rebuilding or restoration will exceed 180 days or if Landlord does not complete the rebuilding or restoration within one hundred eighty (180) days following the date of destruction (such period of time to be extended for delays caused by the fault or neglect of Tenant or because of Acts of God, acts of public agencies, labor disputes, strikes, fires, freight embargoes, rainy or stormy weather, inability to obtain materials, supplies or fuels, acts of contractors or subcontractors, or delay of the contractors or subcontractors due to such causes or other contingencies beyond the control of Landlord), then Tenant shall have the right to terminate this Lease by giving fifteen (15) days prior written notice to Landlord. Notwithstanding anything herein to the contrary, Landlord's obligation to rebuild or restore shall be limited to the building and interior improvements constructed by Landlord as they existed as of the commencement date of the Lease and shall not include restoration of Tenant's trade fixtures, equipment, merchandise, or any improvements, alterations or additions made by Tenant to the Premises, which Tenant shall forthwith replace or fully repair at Tenant's sole cost and expense provided this Lease is not canceled according to the provisions above.

Unless this Lease is terminated pursuant to the foregoing provisions, this Lease shall remain in full force and effect. Tenant hereby expressly waives the provisions of Section 1932. Subdivision 2. in Section 1933. Subdivision 4 of the California Civil Code.

In the event that the building in which the Premises are situated is damaged or destroyed to the extent of not less than 33 1/3% of the replacement cost thereof. Landlord may elect to terminate this Lease, whether the Premises be injured or not. Notwithstanding anything to the contrary herein, Landlord may terminate this Lease in the event of an uninsured event or if insurance proceeds are insufficient to cover one hundred percent of the rebuilding costs net of the deductible. See Paragraph 56.

25. EMINENT DOMAIN If all or any part of the Premises shall be taken by any public or quasi-public authority under the power of eminent domain or conveyance in lieu thereof, this Lease shall terminate as to any portion of the Premises so taken or conveyed on the date when title vests in the condemnor, and Landlord shall be entitled to any and all payment, income, rent, award, or any interest therein whatsoever which may be paid or made in connection with such taking or conveyance, and Tenant shall have no claim against Landlord or otherwise for the value of any unexpired term of this Lease. Notwithstanding the foregoing paragraph, any compensation specifically awarded Tenant for loss of business.

Tenant's personal property, moving cost or loss of goodwill, shall be and remain the property of Tenant.

If (i) any action or proceeding is commenced for such taking of the Premises or any part thereof, or if Landlord is advised in writing by any entity or body having the right or power of condemnation of its intention to condemn the premises or any portion thereof, or (ii) any of the foregoing events occur with respect to the taking of any space in the Complex not leased hereby, or if any such spaces so taken or conveyed in lieu of such taking and Landlord shall decide to discontinue the use and operation of the Complex, or decide to demolish, alter or rebuild the Complex, then, in any of such events Landlord shall have the right to terminate this Lease by giving Tenant written notice thereof within sixty (60) days of the date of receipt of said written advice, or commencement of said action or proceeding, or taking conveyance, which termination shall take place as of the first to occur of the last day of the calendar month next following the month in which such notice is given or the date on which title to the Premises shall vest in the condemnor.

In the event of such a partial taking or conveyance of the Premises, if the portion of the Premises taken or conveyed is so substantial that the Tenant can no longer reasonably conduct its business, Tenant shall have the privilege of terminating this Lease within sixty (60) days from the date of such taking or conveyance, upon written notice to Landlord of its intention so to do, and upon giving of such notice this Lease shall terminate on the last day of the calendar month next following the month in which such notice is given, upon payment by Tenant of the rent from the date of such taking or conveyance to the date of termination.

If a portion of the Premises be taken by condemnation or conveyance in lieu thereof and neither Landlord nor Tenant shall terminate this Lease as provided herein, this Lease shall continue in full force and effect as to the part of the Premises not so taken or conveyed, and the rent herein shall be apportioned as of the date of such taking or conveyance so that thereafter the rent to be paid by Tenant shall be in the ratio that the area of the portion of the Premises not so taken or conveyed bears to the total area of the Premises prior to such taking.

26. SALE OR CONVEYANCE BY LANDLORD In the event of a sale or conveyance of the Complex or any interest therein, by any owner of the reversion then constituting Landlord, the transferor shall thereby be released from any further liability upon any of the terms, covenants or conditions (express or implied) herein contained in favor of Tenant provided that the transferee assumes in writing all obligations hereunder, and in such event, insofar as such transfer is concerned, Tenant agrees to look solely to the responsibility of the successor in interest of such transferor in and to the Complex and this Lease. This Lease shall not be affected by any such sale or conveyance, and Tenant agrees to attorn to the successor in interest of such transferor.

27. ATTORNMENT TO LENDER OR THIRD PARTY In the event the interest of Landlord in the land and buildings in which the leased Premises are located (whether such interest of Landlord is a fee title interest or a leasehold interest) is encumbered by deed of trust, and such interest is acquired by the lender or any third party through judicial foreclosure or by exercise of power of sale at private trustee's foreclosure sale. Tenant hereby agrees to attorn to the purchaser at any such foreclosure sale and to recognize such purchaser as the Landlord under this Lease. In the event the lien of the deed of trust securing the loan from a Lender to Landlord is prior and paramount to Lease, this Lease shall nonetheless continue in full force and effect for the remainder of the unexpired term hereof, at the same rental herein reserved and upon all the other terms, conditions and covenants herein contained.


28. HOLDING OVER Any holding over by Tenant after expiration or other termination of the term of this Lease with the written consent of Landlord delivered to Tenant shall not constitute a renewal or extension of the Lease or give Tenant any rights in or to the leased Premises (except as expressly provided in this Lease. Any holding over after the expiration or other termination of the term of this Lease, with the consent of Landlord, shall be construed to be a tenancy from month to month, on the same terms and conditions herein specified insofar as applicable except that the monthly Basic Rent shall be increased to an amount equal to one hundred fifty (150%) percent of the monthly Basic Rent required during the last month of the Lease term.

29.  CERTIFICATE OF ESTOPPEL  Tenant shall at any time upon not less than ten
(10) days' prior written notice to Landlord execute, acknowledge and deliver to Landlord a statement in writing (i) certifying that this Lease is unmodified and in full force and effect for, if modified, stating the nature of such modification and certifying that this Lease, as so modified, is in full force and effect and the date to which the rent and other charges are paid in advance, if any, and (ii) acknowledging that there are not, to Tenant's knowledge, any uncured defaults on the part of Landlord hereunder, or specifying such defaults, if any, are claimed. Any such statement may be conclusively relied upon by any prospective purchaser or encumbrancer of the Premises. Tenant's failure to deliver such statement within such time shall be conclusive upon Tenant that this Lease is in full force and effect, without modification except as may be represented by Landlord, that there are no uncured defaults in Landlord's performance, and that not more than one month's rent has been paid in advance.

30. CONSTRUCTION CHANGES It is understood that the description of the Premises and the location of ductwork, plumbing and other facilities therein are subject to such minor changes as Landlord or Landlord's architect determines to be desirable in the course of construction of the Premises, and no such changes, or any changes in plans for any other portions of the Complex shall affect this Lease or entitle Tenant to any reduction of rent hereunder or result in any liability of Landlord to Tenant. Landlord does not Guarantee the accuracy of any drawings supplied to Tenant and verification of the accuracy of such drawings rests with Tenant.

31. RIGHT OF LANDLORD TO PERFORM All items, covenants and conditions of this Lease to be performed or observed by Tenant shall be performed or observed by Tenant at Tenant's sole cost and expense and without any reduction of rent. If Tenant shall fail to pay any sum of money, or other rent, required to be paid by it hereunder and such failure shall continue for five (5) days after written notice thereof by Landlord, or shall fail to perform any other term or covenant hereunder on its part to be performed, and such failure shall continue for thirty (30) days after written notice thereof by Landlord, Landlord, without waiving or releasing Tenant from any obligation of Tenant hereunder, may, but shall not be obligated to, make any such payment or perform any such other term or covenant on Tenant's part to be performed. All sums so paid by Landlord and all necessary costs of such performance by Landlord together with interest thereon at the rate of the prime rate of interest per annum as quoted by the Bank of America from the date of such payment or performance by Landlord, shall be paid (and Tenant covenants to make such payment) to Landlord on demand by Landlord, and Landlord shall have (in addition to any other right or remedy of Landlord) the same rights and remedies in the event of nonpayment by Tenant as in the case of failure by Tenant in the payment of rent hereunder.

32. ATTORNEYS' FEES.
(A) In the event that either Landlord or Tenant should bring suit for the possession of the Premises, for the recovery of any sum due under this Lease, or because of the breach of any provision of this Lease, or for any other relied against the other party hereunder, then all costs and expenses, including reasonable attorneys' fees, incurred by the prevailing party therein shall be paid by the other party, which obligation on the part of the other party shall be deemed to have accrued on the date of the commencement of such action and shall be enforceable whether or not the action is prosecuted to judgment.
(B) Should Landlord be named as a defendant in any suit brought against Tenant in connection with or arising out of Tenant's occupancy hereunder, Tenant shall pay to Landlord its costs and expenses incurred in such suit, including a reasonable attorney's fee.

33. WAIVER The waiver by either party of the other party's failure to perform or observe any term, covenant or condition herein contained to be performed or observed by such waiving party shall not be deemed to be a waiver of such item, covenant or condition or any subsequent failure of the party failing to perform or observe the same or any other such term, covenant or condition therein contained, and no custom or practice which may develop between the parties hereto during the term hereof shall be deemed a waiver of, or in any way affect, the right of either party to insist upon performance and observance by the other party in strict accordance with the terms hereof.

34. NOTICES All notices, demands, requests, advices or designations which may be or are required to be given by either party to the other hereunder shall be in writing. All notices, demands, requests, advices or designations by Landlord to Tenant shall be sufficiently given, made or delivered if personally served on Tenant by leaving the same at the Premises or if sent by United States certified or registered mail, postage prepaid, addressed to Tenant at the Premises. All notices, demands, requests, advices or designations by Tenant to Landlord shall be sent by United States certified or registered mail, postage prepaid, addressed to Landlord at its offices at A&P Family Investments, c/o Peery/Arrillaga, 2560 Mission College Blvd., #101, Santa Clara, CA, 95054. Each notice, request, demand, advice or designation referred to in this paragraph shall be deemed received on the date of the personal service or mailing thereof in the manner herein provided, as the case may be.

35. EXAMINATION OF LEASE Submission of this instrument for examination or signature by Tenant does not constitute a reservation of or option for a lease, and this instrument is not effective as a lease or otherwise until its execution and delivery by both Landlord and Tenant.

36. DEFAULT BY LANDLORD Landlord shall not be in default unless Landlord fails to perform obligations required of Landlord within a reasonable time, but in no event earlier than thirty (30) days after written notice by Tenant to Landlord and to the holder of any first mortgage or deed of trust covering the Premises whose name and address shall have heretofore been furnished to Tenant in writing, specifying wherein Landlord has failed to perform such obligations; provided, however, that if the nature of Landlord's obligations is such that more than thirty (30) days are required for performance, then Landlord shall not be in default if Landlord commences performance within such thirty (30) day period and thereafter diligently prosecutes the same to completion.

37. CORPORATE AUTHORITY If Tenant is a corporation, for a partnership each individual executing this Lease on behalf of said corporation (or partnership) represents and warrants that he is duly authorized to execute and deliver this Lease on behalf of said corporation (for partnership) in accordance with the by-laws of said corporation for partnership in accordance with the partnership agreement) and that this Lease is binding upon said corporation for partnership) in accordance with its terms. If Tenant is a corporation, Tenant shall, within thirty (30) days after execution of this Lease, deliver to Landlord a certified copy of the resolution of the Board of Directors of said corporation authorizing or ratifying the execution of this Lease.

38.  Deleted
39. LIMITATION OF LIABILITY In consideration of the benefits accruing hereunder, Tenant and all successors and assigns covenant and agree that, in the event of any actual or alleged failure, breach or default hereunder by
Landlord:

    (i) the sole and exclusive remedy shall be against Landlord's interest in the Premises leased herein;

(ii) no partner of Landlord shall be sued or named as a party in any suit or action (except as may be necessary to secure jurisdiction of the partnership);

(iii) no service of process shall be made against any partner of Landlord (except as may be necessary to secure jurisdiction of the partnership);

(iv) no partner of Landlord shall be required to answer or otherwise plead to any service of process;

(v)    no judgment will be taken against any partner of Landlord;

(vi) any judgment taken against any partner of Landlord may be vacated and set aside at any time without hearing;

(vii) no writ of execution will ever be levied against the assets of any partner of Landlord;

(viii) these covenants and agreements are enforceable both by Landlord and also by any partner of Landlord.

Tenant agrees that each of the foregoing covenants and agreements shall be applicable to any covenant or agreement either expressly contained in this Lease or imposed by statute or at common law.

40. MISCELLANEOUS AND GENERAL PROVISIONS

a. Tenant shall not, without the written consent of Landlord, use the name of the building for any purpose other than as the address of the business conducted by Tenant in the Premises.

b. This Lease shall in all respects be governed by and construed in accordance with the laws of the State of California. If any provision of the Lease shall be invalid, unenforceable or ineffective for any reason whatsoever, all other provisions hereof shall be and remain in full force and effect.

c. The term "Premises" includes the space leased hereby and any improvements now or hereafter installed therein or attached thereto. The term "Landlord" or any pronoun used in place thereof includes the plural as well as the singular and the successors and assigns of Landlord. The term "Tenant" or any pronoun used in place thereof includes the plural as well as the singular and individuals, firms, associations, partnerships and corporations, and their and each of their respective heirs, executors, administrators, successors and permitted assigns, according to the context hereof, and the provisions of this Lease shall inure to the benefit of and bind such heirs, executors, administrators, successors and permitted assigns.

The term "person" includes the plural as well as the singular and individuals, firms, associations, partnerships and corporations. Words used in any gender include other genders. If there be more than on Tenant the obligations of Tenant hereunder are joint and several. The paragraph headings of this Lease are for convenience of reference only and shall have no effect upon the construction or interpretation of any provision hereof.

d. Time is of the essence of this Lease and of each and all of its provisions.

e. At the expiration or earlier termination of this Lease, Tenant shall execute, acknowledge and deliver to Landlord, within ten (10) days after written demand from Landlord to Tenant, any quitclaim deed or other document required by any reputable title company, licensed to operate in the State of California, to remove the cloud or encumbrance created by this Lease from the real property of which Tenant's
Premises are a part.

f. This instrument along with any exhibits and attachments hereto constitutes the entire agreement between Landlord and Tenant relative to the Premises and this agreement and the exhibits and attachments may be altered, amended or revoked only by an instrument in writing signed by both Landlord and Tenant. Landlord and Tenant agree hereby that all prior or contemporaneous oral agreements between and among themselves and their agents or representatives relative to the leasing of the Premises are merged in or revoked by this agreement.

g. Neither Landlord nor Tenant shall record this Lease or a short form memorandum hereof without the consent of the other.

h. Tenant further agrees to execute any amendments required by a lender to enable Landlord to obtain financing, so long as Tenant's rights hereunder are not substantially affected.

i. Paragraphs 42 through 55 are added hereto and are included as a part of this lease.

j. Clauses, plats and riders, if any, signed by Landlord and Tenant and endorsed on or affixed to this Lease are a part hereof.

k. Tenant covenants and agrees that no diminution or shutting off of light, air or view by any structure which may be hereafter erected (whether or not by Landlord) shall in any way affect his Lease, entitle Tenant to any reduction of rent hereunder or result in any liability of Landlord to Tenant.

41. BROKERS Tenant warrants that it had dealings with only the following real estate brokers or agents in connection with the negotiation of this
Lease: none and that it knows of no other real estate broker or agent who is entitled to a commission in connection with this Lease.

42. SIGNS No sign, placard, picture, advertisement, name or notice shall be inscribed, displayed or printed or affixed on or to any part of the outside of the Premises or any exterior windows of the Premises without the written consent of Landlord first had and obtained and Landlord shall have the right to remove any such sign, placard, picture, advertisement, name or notice without notice to and at the expense of Tenant. If Tenant is allowed to print or affix or in any way place a sign in, on, or about the Premises, upon expiration or other sooner termination of this Lease. Tenant at Tenant's sole cost and expense shall both remove such sign and repair all damage in such a manner as to restore all aspects of the appearance of the Premises to the condition prior to the placement of said sign.

All approved signs or lettering on outside doors shall be printed, painted, affixed or inscribed at the expense of Tenant by a person approved of by Landlord.

Tenant shall not place anything or allow anything to be placed near the glass of any window, door partition or wall which may appear unsightly from outside the Premises.

   IN WITNESS WHEREOF, Landlord and Tenant have executed and delivered this Lease as of the day and year last written below.


LANDLORD:                                    TENANT:

RICHARD T. PEERY 1976 CHILDREN TRUSTS        NEOMAGIC CORPORATION,
                                             a California corporation



By  /s/ Boyd C. Smith                     By  /s/ Ibrahim Korgav
   -----------------------------------      ------------------------------
   Boyd C. Smith, Trustee                 Title VP, Manufacturing Operations

Dated:    October 31, 1997                Date:   October 22, 1997

JOHN ARRILLAGA 1976 CHILDREN TRUSTS

By  /s/ Louis B. Sullivan
   -----------------------------------
    Louis B. Sullivan, Trustee

Dated:  October 31, 1997

Paragraphs 43 through 56 to Lease Agreement Dated October 9, 1997, By and Between the John Arrillaga 1976 Children Trusts and Richard T. Peery 1976 Children Trusts (d.b.a. A&P Family Investments), as Landlord, and NeoMagic Corporation, a California corporation, as Tenant for 45,000+- Square Feet of Space Located at 3250 Jay Street, Santa Clara, California.

43. BASIC RENT: In accordance with Paragraph 4A herein, the total aggregate sum of FIVE MILLION SIX HUNDRED FORTY THREE THOUSAND AND
NO/l00 DOLLARS ($5,643,000.00), shall be payable as follows:

     On January 1, 1998, the sum of EIGHTY THREE THOUSAND TWO HUNDRED FIFTY AND NO/100 DOLLARS ($83,250.00) shall be due, and a like sum due on the first day of each month thereafter, through and including December 1, 1998.

     On January 1, 1999, the sum of EIGHTY FIVE THOUSAND FIVE HUNDRED AND NO/100 DOLLARS ($85,500.00) shall be due, and a like sum due on the first day of each month thereafter, through and including December 1, 1999.

     On January 1, 2000, the sum of EIGHTY SEVEN THOUSAND SEVEN HUNDRED FIFTY AND NO/l00 DOLLARS ($87,750.00) shall be due, and a like sum due on the first day of each month thereafter, through and including December 1, 2000.

     On January 1, 2001, the sum of NINETY THOUSAND AND NO/100 DOLLARS ($90,000.00) shall be due, and a like sum due on the first day of each month thereafter, through and including December 1, 2001.

     On January 1, 2002, the sum of NINETY TWO THOUSAND TWO HUNDRED FIFTY AND NO /l00 DOLLARS ($92,250.00) shall be due, and a like sum due on the first day of each month thereafter, through and including December 1, 2002.

     On January 1, 2003, the sum of NINETY FOUR THOUSAND FIVE HUNDRED AND NO/100 DOLLARS ($94,500.00) shall be due, and a like sum due on the first day of each month thereafter, through and including April 1, 2003; or until the entire aggregate sum of FIVE MILLION SIX HUNDRED FORTY THREE THOUSAND AND NO/100 DOLLARS ($5,643,000.00) has been paid.

44. "AS-IS" BASIS: It is hereby agreed that the Premises leased hereunder is leased strictly on an "as-is" basis and in its present condition, and in the configuration as shown on Exhibit B to be attached hereto, and by reference made a part hereof. It is specifically agreed between the parties that Landlord shall not be required to make, nor be responsible for any cost, in connection with any repair, restoration, and/or improvement to the Premises in order for this Lease to commence, or thereafter, throughout the Term of this Lease. Landlord makes no warranty or representation of any kind or nature whatsoever as to the condition or repair of the Premises, nor as to the use or occupancy which may be made thereof.

45. CONSENT: Whenever the consent of one party to the other is required hereunder, such consent shall not be unreasonably withheld.

46. CHOICE OF LAW; SEVERABILITY. This Lease shall in all respects be governed by and construed in accordance with the laws of the State of California. If any provisions of this Lease shall be invalid, unenforceable, or ineffective for any reason whatsoever, all other provisions hereof shall be and remain in full force and effect.

47. AUTHORITY TO EXECUTE. The parties executing this lease Agreement hereby warrant and represent that they are properly authorized to execute this Lease Agreement and bind the parties on behalf of whom they execute this Lease Agreement and to all of the terms, covenants and conditions of this Lease Agreement as they relate to the respective parties hereto.

48 ASSESSMENT CREDITS: The demised property herein may be subject to a special assessment levied by the City of Santa Clara as part of an Improvement District. As a part of said special assessment proceedings (if any), additional bonds were or may be sold and assessments were or may be levied to provide for construction contingencies and reserve funds. Interest shall be earned on such funds created for contingencies and on reserve funds which will be credited for the benefit of said assessment district. To the extent surpluses are created in said district through unused contingency funds, interest earnings or reserve funds, such surpluses shall be deemed the property of Landlord. Notwithstanding that such surpluses may be credited on assessments otherwise due against the Leased Premises, Tenant shall pay to Landlord, as additional rent if, and at the time of any such credit of surpluses, an amount equal to all such surpluses so credited. For example: if
(i) the property is subject to an annual assessment of $1,000.00, and (ii) a surplus of $200.00 is credited towards the current year's assessment which reduces the assessment amount shown on the property tax bill from $1,000.00 to $800.00, Tenant shall upon receipt of notice from Landlord, pay to Landlord said $200.00 credit as Additional Rent.

49. ASSIGNMENT AND SUBLETTING (CONTINUED) Any and all sublease agreement(s) between Tenant and any and all subtenant(s) (which agreements must be consented to by Landlord, pursuant to the requirements of this Lease) shall contain the following language:

    "If Landlord and Tenant jointly and voluntarily elect, for any reason whatsoever, to terminate the Master Lease prior to the scheduled Master Lease termination date, then this Sublease (if then still in effect) shall terminate concurrently with the termination of the Master Lease. Subtenant expressly acknowledges and agrees that (1) the voluntary termination of the Master Lease by Landlord and Tenant and the resulting termination of this Sublease shall not give Subtenant any right or power to make any legal or equitable claim against Landlord, including without limitation any claim for interference with contract or interference with prospective economic advantage, and (2) Subtenant hereby waives any and all rights it may have under law or at equity against Landlord to challenge such an early termination of the Sublease, and unconditionally releases and relieves Landlord, and its officers, directors, employees and agents, from any and all claims, demands, and/or causes of action whatsoever (collectively, "Claims"), whether such matters are known or unknown, latent or apparent, suspected or unsuspected, foreseeable or unforeseeable, which Subtenant may have arising out of or in connection with any such early termination of this Sublease. Subtenant knowingly and intentionally waives any and all protection which is or may be given by
Section 1542 of the California Civil Code which provides as follows: "A general release does not extend to claims which the creditor does not know or suspect to exist in his favor at the time of executing the release, which if known by him must have materially affected his settlement with debtor.

    The term of this Sublease is therefore subject to early termination. Subtenant's initials here below evidence (a) Subtenant's consideration of and agreement to this early termination provision, (b) Subtenant's acknowledgment that, in determining the net benefits to be derived by Subtenant under the terms of this Sublease, Subtenant has anticipated the potential for early termination, and (c) Subtenant's agreement to the general waiver and release of Claims above.

    Initials: ___________    Initials: __________
               Subtenant                Tenant

50. BANKRUPTCY AND DEFAULT. Paragraph 22 is modified to provide that with respect to non-monetary defaults not involving Tenant's failure to pay Basic Rent or Additional Rent, Tenant shall not be in default of any non-monetary obligation if (i) more than thirty (30) days is required to cure such non-monetary default, and (ii) Tenant commences cure of such default as soon as reasonably practicable after receiving written notice of such default from Landlord and thereafter continuously and with due diligence prosecutes such cure to completion.

51. ABANDONMENT: Paragraph 23 is modified to provide that Tenant shall not be in default under the Lease if it leaves all or any part of Premises vacant so long as (i) Tenant is performing all of its other obligations under the Lease including the obligation to pay Basic Rent and Additional Rent (ii) Tenant provides on-site security during normal business hours for those parts of the Premises left vacant, (iii) such vacancy does not materially and adversely affect the validity or coverage of any policy of insurance carried by Landlord with respect to the Premises, and (iv) the utilities and heating and ventilation system are operated and maintained to the extent necessary to prevent damage to the Premises or its systems.

52. HAZARDOUS MATERIALS: Landlord and Tenant agree as follows with respect to the existence or use of "Hazardous Materials" (as defined herein) on, in, under or about the Premises and real property located beneath said Premises and the common areas of the Complex (hereinafter collectively referred to as the "Property"):

A. As used herein, the term "Hazardous Materials" shall mean any material, waste, chemical, mixture or byproduct which is or hereafter is defined, listed, or designated under Environmental Laws (defined below) as a pollutant, or as a contaminant, or as a toxic or hazardous substance, waste or material, or any other unwholesome, hazardous toxic, biohazardous, or radioactive material, waste, chemical, mixture or byproduct, or which is listed, regulated or restricted by any Environmental Law (including, without limitation, petroleum hydrocarbons or any distillates or derivatives or fractions thereof, polychlorinated biphenyls, or asbestos). As used herein, the term "Environmental Laws" shall mean any applicable Federal, State of California or local government law (including common law), statute, regulation, rule, ordinance, permit, license, order, requirement, agreement, or approval, or any determination, judgment, directive, or order of any executive or judicial authority at any level of Federal, State of California or local government (whether now existing or subsequently adopted or promulgated) relating to pollution or the protection of the environment, ecology, natural resources, or public health and safety.

B. Tenant shall obtain Landlord's written consent, which may be withheld in Landlord's discretion, prior to the occurrence of any Tenant's Hazardous Material Activities (defined below); provided, however, that Landlord's consent shall not be required for normal use in compliance with applicable Environmental Laws of customary household and office supplies (Tenant shall first provide Landlord with a list of said materials use), such as mild cleaners, lubricants and copier toner. As used herein, the term "Tenant's Hazardous Materials Activities" shall mean any and all use, handling, generation, storage, disposal, treatment, transportation, release, discharge, or emission of any Hazardous Materials on, in , beneath, to, from, at or about the Property, in connection with Tenant's use of the Property, or by Tenant or by any of Tenant's agents, employees, contractors, vendors, invitees, visitors or its future subtenants or assignees. Tenant agrees that any and all Tenant's Hazardous Materials Activities shall be conducted in strict, full compliance with applicable Environmental Laws at Tenant's expense, and shall not result in any contamination of the Property or the environment. Tenant agrees to provide Landlord with prompt written notice of any spill or release of Hazardous Materials at the Property during the term of the Lease of which Tenant becomes aware, and further agrees to provide Landlord with prompt written notice of any violation of Environmental Laws in connection with Tenant's Hazardous Materials Activities of which Tenant becomes aware. If Tenant's Hazardous Materials Activities involve Hazardous Materials other than normal use of customary household and office supplies, Tenant also agrees at Tenant's expense: (i) to install such Hazardous Materials monitoring, storage and containment devices as Landlord reasonably deems necessary (Landlord shall have no obligation to evaluate the need for any such installation or to require any such installation); (ii) provide Landlord with a written inventory of such Hazardous Materials, including an update of same each year upon the anniversary date of the Commencement Date of the Lease ("Anniversary Date"); and (iii) on each Anniversary Date, to retain a qualified environmental consultant, acceptable to Landlord, to evaluate whether Tenant is in compliance with all applicable Environmental Laws with respect to Tenant's Hazardous Materials Activities. Tenant, at its expense, shall submit to Landlord a report from such environmental consultant which discusses the environmental consultant's findings within two (2) months of each Anniversary Date. Tenant, at its expense, shall promptly undertake and complete any and all steps necessary, and in full compliance with applicable Environmental Laws, to fully correct any and all problems or deficiencies identified by the environmental consultant, and promptly provide Landlord with documentation of all such corrections.
C. Prior to termination or expiration of the Lease, Tenant, at its expense, shall (i) properly remove from the Property all Hazardous Materials which come to be located at the Property in connection with Tenant's Hazardous Materials Activities, and (ii) fully comply with and complete all facility closure requirements of applicable Environmental Laws regarding Tenant's Hazardous Materials Activities, including but not limited to (x) properly restoring and repairing the Property to the extent damaged by such closure activities, and
(y) obtaining from the local Fire Department or other appropriate governmental authority with jurisdiction a written concurrence that closure has been
completed in compliance with applicable Environmental Laws. Tenant shall promptly provide Landlord with copies of any claims, notices, work plans, data and reports prepared, received or submitted in connection with any such closure activities.
D. If Landlord, in its sole discretion, believes that the Property has become contaminated as a result of Tenant's Hazardous Materials Activities, Landlord in addition to any other rights it may have under this Lease or under Environmental Laws or other laws, may enter upon the Property and conduct inspection, sampling and analysis, including but not limited to obtaining and analyzing samples of soil and groundwater, for the purpose of determining the nature and extent of such contamination. Tenant shall promptly reimburse Landlord for the costs of such an investigation, including but not limited to reasonable attorneys' fees Landlord incurs with respect to such investigation, that discloses Hazardous Materials contamination for which Tenant is liable under this Lease. Except as may be required of Tenant by applicable Environmental Laws, Tenant shall not perform any sampling, testing, or drilling to identify the presence of any Hazardous Materials at the Property, without Landlord's prior written consent which may be withheld in Landlord's discretion. Tenant shall promptly provide Landlord with copies of any claims, notices, work plans, data and reports prepared, received or submitted in connection with any sampling, testing or drilling performed pursuant to the preceding sentence.
E. Tenant shall indemnify, defend (with legal counsel acceptable to Landlord, whose consent shall not unreasonably be withheld) and hold harmless Landlord, its employees, assigns, successors, successors-in-interest, agents and representatives from and against any and all claims (including but not limited to third party claims from a private party or a government authority), liabilities, obligations, losses, causes of action, demands, governmental proceedings or directives, fines, penalties, expenses, costs (including but not limited to reasonable attorneys', consultants' and other experts' fees and costs), and damages, which arise from or relate to: (i) Tenant's Hazardous Materials Activities; (ii) any Hazardous Materials contamination caused by Tenant prior to the Commencement Date of the Lease; or (iii) the breach of any obligation of Tenant under this Paragraph 52 (collectively, "Tenant's Environmental Indemnification"). Tenant's Environmental Indemnification shall include but is not limited to the obligation to promptly and fully reimburse Landlord for losses in or reductions to rental income, and diminution in fair market value of the Property. Tenant's Environmental Indemnification shall further include but is not limited to the obligation to diligently and properly implement to completion, at Tenant's expense, any and all environmental investigation, removal, remediation, monitoring, reporting, closure activities, or other environmental response action (collectively, "Response Actions"). Tenant shall promptly provide Landlord with copies of any claims, notices, work plans, data and reports prepared, received or submitted in connection with any Response Actions.
It is agreed that the Tenant's responsibilities related to Hazardous Materials will survive the expiration or termination of this Lease and that Landlord may obtain specific performance of Tenant's responsibilities under this Paragraph

53. CROSS DEFAULT: It is understood that Landlord and Tenant have previously entered into another lease dated February 5, 1996 for premises contiguous to the premises leased hereunder located at 3260 Jay Street, Santa Clara, California. As a material part of the consideration for the execution of this Lease by landlord, it is agreed between Landlord and Tenant that a default under this Lease, or a default under said Existing Lease may, at the option of Landlord, be considered a default under both leases, in which event Landlord shall be entitled (but in no event required) to apply all rights and remedies of Landlord under the terms of one lease to both leases including, but not limited to, the right to terminate one or both of said leases by reason of a default under said Existing lease or hereunder.
54. LEASE TERMS CO-TERMINOUS: It is the intention of the parties that the Term of this Lease be co-terminous with the term of the Existing Lease such that the terms of both leases expire on the same date; provided, however, the termination of this Lease resulting from the terms and conditions stated under Paragraph 22 "Bankruptcy and Default" (subject to Landlord's option as stated in the respective leases' "Cross Default" Paragraph) or Paragraph 24 "Destruction" or Paragraph 25 "Eminent Domain" shall not result in a termination of the Existing Lease, unless Landlord elects, at its sole and absolute discretion, to terminate both of the leases.

55.LEASE CONTINGENT UPON LANDLORD OBTAINING TERMINATION AGREEMENT WITH CURRENT
TENANT: This Lease is subject to and conditional upon Landlord obtaining from Basic Measuring Instruments ("BMI"), the current tenant occupying the Premises leased hereunder, a Termination Agreement satisfactory to Landlord on or before December 31, 1997. In the event Landlord is unable to obtain said satisfactory Termination Agreement on or before December 31, 1997, this Lease Agreement shall, at Landlord's option (a) be rescinded, or (b) the Commencement Date hereof shall be modified to reflect the date Landlord so obtains said satisfactory Termination Agreement and receives possession of the Premises hereunder free and clear of BMI's occupancy; provided, however, that said period of delay caused by BMI shall not extend beyond February 28, 1998. In the event this Lease does not commence by March 1, 1998 (subject only to the delays covered in Paragraph 3) this Lease shall be automatically rescinded.

56. DESTRUCTION CONT'D: Notwithstanding anything to the contrary in Paragraph 24 ("Destruction"), Tenant shall have the right to terminate this Lease if any damage to the Premises occurs during the last year of the Term of this Lease and said damage cannot be repaired within six (6) months. In the event Tenant elects to terminate this Lease, Tenant shall give written notice to Landlord of Tenant's election to terminate this Lease within five (5) days of Tenant's receipt of notice from Landlord identifying the projected time required to make the necessary repairs of said damage in which event this Lease would terminate thirty (30) days after Landlord receives written notice from Tenant of Tenant's election to terminate. Tenant will remain responsible for the full performance of all terms, covenants and conditions here in contained through the effective date of termination.

Exhibit 10.2
============

                             AMENDMENT NO 1
                               TO LEASE

    THIS AMENDMENT NO. 1 is made and entered into this 15th day of October 1997, by and between BOYD C. SMITH, Trustee, or his Successor Trustee, UTA dated 12/22/77 (RICHARD T. PERRY 1976 CHILDREN TRUSTS) as amended, and LOUIS
B. SULLIVAN, Trustee, or his Successor Trustee, UTA dated 12/26/77 (JOHN ARRILLAGA 1976 CHILDREN TRUSTS), as amended collectively as LANDLORD, and NEOMAGIC CORPORATION, a California Corporation, as TENANT.

                               RECITALS

A. WHEREAS, by Lease Agreement dated February 5, 1996 Landlord leased to Tenant all of that certain 45,000 square foot building located at 3260 Jay Street, Santa Clara, California, the details of which are more particularly set forth in said February 5, 1996 Lease Agreement, and

B. WHEREAS, said Lease was amended by the Commencement Letter dated May 7, 1996which confirmed the May 1, 1996 Lease Commencement Date and the April 30, 2003 Lease Termination Date, and,

C. WHEREAS, it is now the desire of the parties hereto to amend the Lease by adding a co-terminous paragraph and a cross default paragraph in relation to a separate lease agreement dated October 9, 1997 between the parties hereto for said Lease Agreement as hereinafter set forth.

                               AGREEMENT

    NOW THEREFORE, for valuable consideration, receipt of which is hereby acknowledged, and in consideration of the hereinafter mutual promises, the parties hereto do agree as follows:

1. LEASE TERMS CO-TERMINOUS: It is acknowledged that (i) concurrently with the execution of this Amendment No. 1, Landlord and Tenant are also executing separate lease agreement dated October 9, 1997 (hereinafter referred to as the "1997 Lease") affecting adjacent property located at 3250 Jay Street, Santa Clara and (ii) it is the intention of the parties that the term of this Lease be co-terminous with the term of the 1997 Lease such that the terms of both leases expire on the same date; provided, however, the termination of this Lease resulting from the terms and conditions stated under Paragraph 22 "Bankruptcy and Default" (subject to Landlord's option as stated in the respective leases' "Cross Default" Paragraph) or Paragraph 24 "Destruction" or Paragraph 25 "Eminent Domain" shall not result in a termination of the 1997 Lease, unless Landlord elects, at its sole and absolute discretion, to terminate both of the leases.

2. CROSS DEFAULT: As a material part of the consideration for the execution of the 1997 Lease by Landlord, it is agreed between Landlord and Tenant, that a default under this Leases, or a default under said 1997 Lease may, at the option of Landlord, be considered a default under both leases, in which event Landlord shall be entitled (but in no event required) to apply all rights and remedies of Landlord under the terms of one lease to both leases including, but not limited to , the right to terminate one or both of said leases by reason of a default under said 1997 Lease or hereunder.

    EXCEPT AS MODIFIED HERIN, all other terms, covenants, and conditions of said February 5, 1996 Lease Agreement shall remain in full force and effect.

    IN WITNESS WHEREOF, Landlord and Tenant have executed this Amendment No. 1 to Lease as of the day and year last written below.

LANDLORD:                    TENANT:

RICHARD T. PEERY 1976          NEOMAGIC CORPORATION
CHILDREN TRUSTS                a California Corporation

By /S/ Boyd C. Smith           By /S/ Ibrahim Korgav
   -----------------------      ---------------------
       Boyd C. Smith, Trustee   Ibrahim Korgav

Date: October 31, 1997         Title:  VP Manufacturing Operations

JOHN ARRILLAGA 1976 CHILDREN   Date:  October 22, 1997
TRUSTS

By /S/ Louis B. Sullivan
   -----------------------
   Louis B. Sullivan, Trustee

Date: October 31, 1997

Exhibit 10.3
============

                                 Exhibit A

                                CREDIT LINE

NMC and MIC agree with the credit line and credit line period from MIC to NMC as follows:

    CREDIT LINE:        US$  18,000,000,000

    CREDIT LINE PERIOD:    from April 1, 1997 to January 31, 1998

The credit line after January 1998 shall be determined by the end of January 1998 by mutual agreement between NMC and MIC.

Mitsubishi International Corp.        NeoMagic Corporation


/S/ JUNJI INOUE                      /S/ P.C. AGARWAL
-----------------------              -------------------------
By:  Junji Inoue                     By:  Prakash Agarwal
Title:  General Manager              Title:  President & CEO
Date:                                Date:    April 21, 1997

EXHIBIT 11.1
============

        EXHIBIT 11.1 COMPUTATION OF PRO FORMA NET INCOME (LOSS) PER SHARE
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                              Three Months      Nine Months
                                            ----------------  ----------------
                                                  Ended             Ended
                                            October  October  October  October
                                              31,      31,      31,      31,
                                             1997     1996     1997     1996
                                            ------   ------   ------   ------
Pro forma net income (loss) per share:

Weighted average shares outstanding         24,089    6,724   21,220    6,844

Common equivalent shares from common
stock, stock options and preferred
stock warrants granted or issued
during the twelve-month period prior
to the Company's initial public
offering related to Staff Accounting
Bulletin Topic 4D                                -    2,832        -    2,832

Dilutive common stock equivalents:
  Common stock options, using treasury
    stock method                             2,079      147    1,865        -
  Common stock warrants, using treasury
    stock method                               104      256      218        -
  Convertible preferred stock using
    the as-if converted method                   -        -    2,084        -
Adjustment to reflect the effect of
  the retroactive conversion of
  convertible preferred stock from
  the date of issuance                           -   12,260        -   12,260
                                            ------   ------   ------   ------
Common and common equivalent shares
  used in the calculation of pro forma
  net income (loss) per share               26,272   22,219   25,387   21,936
                                            ======   ======   ======   ======
Net income (loss)                           $6,545    $ 567  $12,595  $(2,203)
                                            ======   ======   ======   ======
Pro forma net income (loss) per share         $.25     $.03     $.50    $(.10)
                                            ======   ======   ======   ======
Pro forma fully diluted net income
  (loss) per share:

Weighted average shares outstanding         24,089    6,724   21,220    6,844

Common equivalent shares from common
  stock, stock  options and preferred
  stock warrants granted or issued
  during the twelve-month period prior
  to the Company's initial public
  offering related to Staff Accounting
  Bulletin Topic 4D                              -    2,832        -    2,832

Dilutive common stock equivalents
  Common stock options, using treasury
    stock method                             2,079      147    1,928        -
  Common stock warrants, using treasury
    stock method                               104      256      221        -
  Convertible preferred stock using the
    as-if converted method                       -        -    2,084        -
Adjustment to reflect the effect of the
  retroactive conversion of convertible
  preferred stock from the date of
  issuance                                       -   12,260        -   12,260
                                            ------   ------   ------   ------
Common and common equivalent shares used
in the calculation of net income (loss)
per share                                   26,272   22,219   25,453   21,936
                                            ======   ======   ======   ======
Net income (loss)                           $6,545    $ 567  $12,595  $(2,203)
                                            ======   ======   ======   ======
Pro forma net income (loss) per share         $.25     $.03     $.50    $(.10)
                                            ======   ======   ======   ======