Form 10-K
period 1998-01-31
NEOMAGIC CORP
filed 1998-04-22
CIK 1030485

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                      FOR THE FISCAL ENDED JANUARY 31, 1998,

                                       OR

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE TRANSITION PERIOD FROM           TO

                        COMMISSION FILE NUMBER 333-20031

                            ------------------------

                              NEOMAGIC CORPORATION

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                         77-0344424
          State or other jurisdiction                    I.R.S. Employer Identification No.
        of incorporation or organization

                3260 JAY STREET
            SANTA CLARA, CALIFORNIA                                    95054
     Address of principal executive offices                           Zip Code

       Registrant's telephone number, including area code (408) 988-7020

                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001
                                   PAR VALUE

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $344,020,758 as of March 22, 1998, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at March 22, 1998 was 24,371,931.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of Annual Report to Stockholders for fiscal year ended January 31, 1998--Part II and Part IV.

(2) Portions of the Registrant's Proxy Statement related to the 1998 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission subsequent to the date hereof--Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS.

GENERAL

    NeoMagic Corporation (the "Company") was incorporated as a California corporation in May 1993. The Company was subsequently reincorporated as a Delaware corporation in February 1997. The Company's initial public offering occurred in March 1997. The Company operates in one industry segment. NeoMagic designs, develops and markets multimedia accelerators for sale to notebook PC manufactures.

    Multimedia applications require the storage, processing and display of enormous streams of data. As a result, multimedia PCs have evolved to incorporate higher capacity storage and system memory, faster microprocessors, improved specialized multimedia accelerators and higher quality displays. However, due to the constraints imposed by the mobile form factor--the need for low power consumption, small size, low weight, favorable thermal characteristics and low cost, among others--the multimedia capabilities of notebook PCs have historically lagged those of desktop computers. Until 1997, this limited the effectiveness of multimedia applications in notebook PCs.

    To fully mobilize multimedia, the Company believed notebook PC manufacturers required a new approach for developing multimedia accelerators which deliver higher performance while minimizing power consumption, system size, weight, complexity and cost.

    The Company, based on its knowledge of and experience in the industry, believes it has developed the first commercially available high performance silicon technology that integrates large DRAM memory with analog and logic circuitry to provide multimedia solutions on a single chip. NeoMagic has pioneered a new technology to provide multimedia semiconductor solutions for notebook PCs which overcomes the limitations of traditional architectures. Using this technology, the Company has developed its first product line: the MagicGraph128 family of pin-compatible, multimedia (graphics, text and video) accelerator products incorporating a 128-bit memory bus. These products provide state-of-the art multimedia capability while decreasing power consumption, size, weight, system design complexity and cost. The Company introduced its first MagicGraph128 product in March 1995, and is currently in production with the fourth generation of its MagicGraph128 product family.

    NeoMagic has established strategic relationships with Mitsubishi Electric Corporation ("Mitsubishi Electric") and Toshiba Corporation ("Toshiba") to produce semiconductor wafers for the Company's products. Pursuant to these strategic relationships, NeoMagic designs the overall product, including the logic and analog circuitry, and the manufacturing partners designs the DRAM modules, manufactures the wafers and performs memory testing and repair. NeoMagic is focused on leveraging its core competencies in logic, analog and memory integration, graphics/video and other multimedia technologies, driver and BIOS software, and power management in its continued development of solutions that facilitate the mobilization of multimedia applications.

PRODUCTS

    The Company sells its products to notebook PC original equipment manufacturers (OEMs) as well as to third-party subsystem manufacturers who design and manufacture notebook PCs on behalf of the brand name OEMs. Sixteen of the world's largest notebook PC manufacturers have designed or are designing notebook PCs to include NeoMagic products. NeoMagic products are currently used in notebook PCs sold by Acer, Compaq, Dell, Fujitsu, Gateway 2000, Hewlett-Packard, Hitachi, IBM, Micron, Mitsubishi, NEC, Panasonic, Sharp, Siemens, Sony, and Toshiba. NeoMagic sells its products either directly to these companies or to subcontractors of such companies.

    Each product in the MagicGraph128 line of pin-compatible 128-bit multimedia accelerators integrates large DRAM with analog and logic circuitry on a single 176-pin chip. NeoMagic's family of products range from accelerators designed for notebook PCs that target cost-conscious consumers to fully-featured multimedia systems designed for high-end notebook PCs. The following table sets forth information with respect to each of the Company's first five products:

                                            MEMORY                           KEY FEATURES
      PRODUCT           PRODUCT STATUS       SIZE                      ADDED WITH NEW GENERATION
--------------------  ------------------  ----------  -----------------------------------------------------------
MagicGraph128         Volume production   7Mbits      128-bit multimedia accelerator
                      Feb 1996                        Active and passive LCD panel interface
                                                      18 bit RAMDAC
                                                      Less than 500mW power dissipation
                                                      800x600 resolution with 256 colors
-----------------------------------------------------------------------------------------------------------------
MagicGraph128V        Volume production   9Mbits      Video acceleration for MPEG playback
                      June 1996                       24-bit RAMDAC
                                                      800x600 resolution with greater than 65,000 colors
-----------------------------------------------------------------------------------------------------------------
MagicGraph128ZV       Volume production   9Mbits      Zoom Video port for live video capture
                      September 1996                  TV output support

MagicGraph128ZV+      Volume production   9Mbits      Low cost solution for Entry level
                      January 1998                    and ultra-portable applications
-----------------------------------------------------------------------------------------------------------------
MagicGraph128XD       Volume production   16Mbits     Bus master for 3D/video acceleration
                      June 1997                       Spread spectrum EMI* suppression
                                                      1024x768 resolution with greater then 65,000 colors

------------------------

*   Electro-Magnetic Interference

    MAGICGRAPH128. The Company believes that the MagicGraph128, its first product, is the industry's first 128-bit, single-chip graphics accelerator for notebook computers. The MagicGraph128 provides high performance graphics for mainstream business and consumer notebooks while decreasing power consumption, size, system design complexity and cost.

    MAGICGRAPH128V. The MagicGraph128V builds on the capabilities of the MagicGraph128 by adding support for more colors and full-motion video. Optimized for mobile business professionals who perform multimedia presentations with sound and motion, the MagicGraph128V provides MPEG playback with full screen and full motion video at 30 frames per second with true color.

    MAGICGRAPH128ZV. The MagicGraph128ZV adds zoom video capability (for capturing and displaying TV or video images) and television output capability to the MagicGraph128V. The MagicGraph128ZV provides a fully-featured multimedia solution for mid-range and high-end notebook PCs with 800x600 LCD displays.

    MAGICGRAPH128ZV+. The MagicGraph128ZV+ provides a value-oriented multimedia solution for entry level and ultra portable notebook computers. The MagicGraph128ZV+ provides a Microsoft PC97 compliant feature set with 128bit performance to the most cost conscious notebook computers.

    MAGICGRAPH128XD. By offering higher display resolutions, a larger number of displayable colors, and higher performance, the MagicGraph128XD is designed to provide desktop-replacement capabilities to high-end notebooks. The MagicGraph128XD is designed to deliver performance enhancements for Microsoft Direct3D. These enhancements accelerate animation, games and business applications utilizing 3D in a Windows environment.

RESEARCH AND DEVELOPMENT

    The Company considers the timely development and introduction of new products to be essential to maintaining its competitive position and capitalizing on market opportunities. Research and development efforts focus on the design of new products and enhancements of existing ones that will help to maintain or increase the Company's participation in various product areas. At January 31, 1998, the Company had approximately 91 employees engaged in research and development. Research and development expenses in fiscal 1998, 1997 and 1996 were $16.1 million, $8.6 million and $4.9 million, respectively. The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development expenses are expected to increase in absolute dollars in fiscal 1999. The development and successful introduction of new products presents a variety of risks and there can be no assurance that these or other product development efforts will be completed at the time the Company expects, or that new products will be accepted in the marketplace.

SALES AND MARKETING

    NeoMagic's sales and marketing strategy is an integral part of the Company's effort to become the leading supplier of multimedia accelerators to the leading manufacturers of notebook PCs. To meet customer requirements and achieve design wins, the Company's sales and marketing personnel work closely with its customers, business partners and key industry trend setters to define product features, performance, price, and market timing of new products. The Company employs a sales force with a high level of technical expertise and product and industry knowledge to support a lengthy and complex design win process. Additionally, the Company employs a highly trained team of application engineers to assist customers in designing, testing and qualifying system designs that incorporate NeoMagic products. The Company believes that the depth and quality of this design support are key to improving customers' time-to-market deliveries and, maintaining a high level of customer satisfaction which encourages customers to utilize subsequent generations of NeoMagic's products.

    In the United States, the Company sells its products to key customers primarily through direct sales. In Japan, DIA Semicon acts as the Company's sales representative. In Taiwan, Regulus acts as the Company's sales representative, with support from the Company's Taiwan country manager. As of January 31, 1998, NeoMagic employed 25 individuals in its sales, marketing and support organization and maintained regional sales offices in Santa Clara, California, Austin, Texas, Japan and Taiwan.

    In many cases, notebook PCs are designed and manufactured by third party system manufacturers on behalf of the final brand name OEM. NeoMagic focuses on developing long-term customer relationships with both the system manufacturer and the brand name OEMs. The Company believes that this approach increases the likelihood of design wins, improves the overall quality of support and enables the timely release of customer products to market.

MANUFACTURING

    The Company's products require semiconductor wafers manufactured with state-of-the-art fabrication equipment and technology. The Company's products are designed to be manufactured in accordance with the DRAM partners' design rules and manufacturing processes. Each DRAM partner has a design team dedicated to NeoMagic product development. The DRAM partners designs the DRAM product modules, and NeoMagic designs the overall product, including the analog and logic circuitry. The DRAM partners then aids the Company in design verification prior to production. The DRAM partners manufacture the wafers, perform memory testing and repair, and sell the Company finished wafers, with pricing determined on a quarterly basis. The Company uses subcontractors to perform assembly, packaging and final test. The Company develops its own software and hardware for product testing.

    NeoMagic has established strategic relationships with Mitsubishi Electric and Toshiba to produce its semiconductor wafers and uses other independent contractors to perform assembly, packaging and testing. The Company's relationships with Mitsubishi Electric and Toshiba are formalized in separate five year wafer supply agreements. These relationships enable the Company to concentrate its resources on product design and development, where NeoMagic believes it has greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. The Company depends on these suppliers to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to the Company on a timely basis. A manufacturing disruption experienced by either of the Company's manufacturing partners would impact the production of the Company's business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies at Mitsubishi Electric or Toshiba is unsuccessful the Company's business, financial condition and results of operations would be materially and adversely affected. Additionally, there can be no assurance that either Mitsubishi Electric or Toshiba will continue to devote resources to the production of the Company's products or continue to advance the process design technologies on which the manufacturing of the Company's products are based. Any such difficulties would have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's products are assembled and tested by third party subcontractors. The Company does not have long-term agreements with any of these subcontractors. As a result of this reliance on third party subcontractors to assemble and test its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company's products. Due to the amount of time normally required to qualify assembly and test subcontractors, if the Company is required to find alternative subcontractors, shipments could be delayed significantly. Any problems associated with the delivery, quality or cost of the assembly and test of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    The market for multimedia accelerators for notebook PCs in which the Company operates is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. NeoMagic believes that the principal factors of competition in this market are performance, price, features, power consumption, size and software support. The ability of the Company to compete successfully in the rapidly evolving notebook PC market depends on a number of factors, including success in designing and subcontracting the manufacture of new products that implement new technologies, product quality, reliability, price, the efficiency of production, design wins for NeoMagic's integrated circuits, ramp up of production of the Company's products for particular system manufacturers, end-user acceptance of the system manufacturers' products, market acceptance of competitors' products and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

    NeoMagic competes with major domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include ATI ("ATI"), Chips & Technologies, Inc. ("Chips & Technologies"-in January 1998, Intel Corporation acquired Chips and Technologies.), S3 Incorporated ("S3") and Trident Microsystems, Inc. ("Trident"). NeoMagic may also face increased competition from new entrants into the notebook PC multimedia accelerator market including companies currently selling products designed for desktop PCs. Furthermore, the Company expects that many of its competitors will seek to develop and introduce products that integrate large DRAM with analog and logic circuitry on a single chip. For example, Chips & Technologies, Trident and S3 have announced that they have or will begin sampling an integrated multimedia accelerator solution for the notebook PC market that would directly compete with the Company's products. Competition also exists from manufacturers that integrate a microprocessor with a multimedia controller. Cyrix ("Cyrix" acquired by National Semiconductor in July 1998) is in production with such a product. The successful commercial introduction of a product by competitors that integrates large DRAM with analog and logic circuitry on a single chip or a product that eliminates the need for a separate multimedia accelerator in notebook PCs could have a material adverse effect on the Company's business, financial condition and results of operations.

INTELLECTUAL PROPERTY

    The Company relies in part on patents to protect its intellectual property. In the United States, the Company has been issued five patents, each covering certain aspects of the design and architecture of the Company's multimedia accelerators. In addition, the Company has patent applications pending in the United States Patent and Trademark Office (the "PTO"). There can be no assurance that the Company's pending patent applications or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

    The Company also relies on a combination of mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. Despite these efforts, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to the Company's trade secrets or intellectual property or disclose such intellectual property or trade secrets or that the Company can meaningfully protect its intellectual property. A failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the Company's business, financial condition and results of operations.

    As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company in the past has been, and in the future may be, notified that it may be infringing the intellectual property rights of third parties. In November 1994, Cirrus Logic filed suit against the Company and certain of its employees claiming, among other things, breach of fiduciary duty, breach of and interference with contract and misappropriation of trade secrets. The Company and Cirrus Logic settled the lawsuit in June 1996, but the Company incurred an aggregate of $703,000 in expenses in connection with such litigation during fiscal 1995 and fiscal 1996. This settlement did not involve cash payments, but did include a non-solicitation provision and certain contingent cross-licensing provisions. In February 1997, the Company received a written notice from Cirrus Logic asserting that the Company's MagicGraph128, MagicGraph128V and MagicGraph128ZV products infringe three United States patents held by Cirrus Logic. The Company believes that the Company's MagicGraph128, MagicGraph128V and MagicGraph 128ZV products do not infringe any of the claims of these patents. The Company's belief is based upon a legal opinion from its patent counsel, Townsend and Townsend and Crew LLP ("Townsend"). However, there can be no assurance that Cirrus Logic will not file a lawsuit against the Company or that the Company would prevail in any such litigation.

    Further, the Company was notified by certain of its customers that a law suit had been filed and served by a holder of a United States patent asserting that the video/graphics subsystem in such customers' notebook PCs, which use the Company's MagicGraph128 and MagicGraph128V products, infringe certain claims of the patent. The Company may have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by its products. There can be no assurance that the Company's potential obligations to indemnify such customers will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the Company's MagicGraph128 and MagicGraph128V products do not infringe any of the claims of such patent. The Company's belief is based upon a legal opinion from its patent counsel, Townsend and Townsend and Crew LLP. There can be no assurances that the holder of such patent will not file a lawsuit against the Company or its customers, that the Company or such customers would prevail in any patent litigation, or that such customers will continue to purchase the Company's products under the threat of litigation.

    Any patent litigation, whether or not determined in the Company's favor or settled by the Company, would at a minimum be costly and could divert the efforts and attention of the Company's management and technical personnel from productive tasks, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that current or future infringement claims by third parties or claims for indemnification by other customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. In the event of any adverse ruling in any such matter, the Company could be required to pay substantial damages, which could include treble damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance, however, that a license would be available on reasonable terms or at all. Any limitations on the Company's ability to market its products, or delays and costs associated with redesigning its products or payments of license fees to third parties, or any failure by the Company to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

BACKLOG

    Sales of the Company's products are primarily made pursuant to standard purchase orders that are cancelable without significant penalties. In addition, purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers' requirements and manufacturing availability. A large portion of the Company's sales are made pursuant to short lead time orders. In addition, the Company's actual shipments depend on the manufacturing capacity of the Company's suppliers and the availability of products from such suppliers. As a result of the foregoing factors, the Company does not believe that backlog is a meaningful indicator of future sales.

EMPLOYEES

    As of January 31, 1998, the Company employed a total of 162 full-time employees, including 91 in research and development, 10 in customer service and applications engineering, 15 in sales and marketing, 19 in manufacturing and 27 in finance and administration. The Company also employs, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. The Company's employees are not represented by a collective bargaining organization, and the Company believes that its relations with its employees are good.

MANAGEMENT

EXECUTIVE OFFICERS

    The executive officers of the Company as of January 31, 1998 are as follows:

NAME                                                  AGE                          POSITION
------------------------------------------------      ---      ------------------------------------------------

Prakash C. Agarwal..............................          44   President, Chief Executive Officer and Director

Kamran Elahian..................................          43   Chairman of the Board

Niall Bartlett..................................          37   Vice President, Marketing

Ron Jankov......................................          39   Vice President, Sales

Ibrahim Korgav..................................          49   Vice President, Manufacturing Operations

Dr. Clement Leung...............................          48   Vice President, Engineering

Merle McClendon.................................          42   Vice President, Finance and Chief Financial
                                                               Officer

Kenneth Murray..................................          47   Vice President, Human Resources

Deepraj Puar....................................          52   Vice President, Technology

    Prakash C. Agarwal, a co-founder of the Company, has been President, Chief Executive Officer, and a Director of the Company since its inception in 1993. Mr. Agarwal has over 20 years of engineering, marketing, and general management experience in the semiconductor industry. Prior to joining the Company, he was employed as Vice President and General Manager of Cirrus Logic's ("Cirrus Logic") Portable Product Division, a semiconductor manufacturer. Mr. Agarwal holds a BS and a MS degree in Electrical Engineering from the University of Illinois.

    Kamran Elahian, a co-founder of the Company, has been Chairman of the Board since the Company's inception in 1993. Mr. Elahian has co-founded several Silicon Valley companies since 1981, including CAE Systems, Inc., a computer-aided engineering software company, Cirrus Logic and Momenta Corporation, a pen-based computer company. In addition to his duties as Chairman of the Company, Mr. Elahian is the Chairman and Chief Executive Officer of PlanetWeb, Inc., an Internet software company, Chairman and Chief Executive Officer of Centillium, a telecommunications semiconductor company and the Chairman of Project Neat, Inc., a not for profit company. Mr. Elahian holds a BS in Computer Science, a BS in Mathematics and a Masters of Engineering from the University of Utah.

    Niall Bartlett joined the Company in November 1995 as Vice President, Marketing. Mr. Bartlett has 13 years of marketing and engineering experience in display and multimedia systems. From 1994 to 1995, he was employed as Multimedia Business Unit Director at Integrated Circuit Systems, Inc., a semiconductor manufacturer. From 1991 to 1994, Mr. Bartlett was Director of Marketing and Development of the semiconductor division of Media Vision, Inc., a multimedia company. Mr. Bartlett holds a BS degree in Electronic Engineering from the University of Southampton (England).

    Ron Jankov joined the Company in October 1995 as Vice President, Sales. Mr. Jankov has 16 years of engineering, operations and sale management experience in the semiconductor industry. From 1994 to 1995 he was employed by Cyrix Corporation, a microprocessor manufacturer, as its Vice President of Asia Operations. From 1990 to 1994, he served as General Manager of Accell, a Taiwan-based semiconductor engineering and sales company. Mr. Jankov holds a BS degree in Physics from Arizona State University.

    Ibrahim Korgav joined the Company in 1994 as Vice President, Manufacturing Operations. Mr. Korgav has 21 years of experience in manufacturing management in the semiconductor industry. Prior to joining the Company, Mr. Korgav was the Vice President of Quality/Operations and a co-founder of Micro Linear Corporation, a semiconductor manufacturer. Mr. Korgav holds a BS degree in Engineering from Middle East Technical University (Ankara, Turkey) and a MS degree in Mechanical Engineering from the University of Tulsa.

    Dr. Clement Leung, a co-founder of the Company, has served as Vice President, Engineering since the Company's inception in 1993. Dr. Leung has 13 years of engineering and management experience in the semiconductor industry, primarily in the areas of integrated circuit design and computer-aided design systems. Prior to joining the Company, he was employed as Director of Engineering of Cirrus Logic's Portable Product Division. Dr. Leung holds an SB, an SM and a Ph.D. degree from the Massachusetts Institute of Technology.

    Merle McClendon joined the Company in January 1997 as its Vice President, Finance and Chief Financial Officer. Ms. McClendon has 19 years of finance experience. From 1993 through 1996, Ms. McClendon was Vice President and Corporate Controller at S3 Inc., a semiconductor company. From 1980 to 1993, Ms. McClendon was employed by Deloitte and Touche, most recently as a Senior Manager. Ms. McClendon is a Certified Public Accountant and holds a BS degree in Business Administration from San Jose State University.

    Kenneth Murray joined the Company in October 1997 as Vice President, Human Resources. Mr. Murray has 25 years of human resource experience. Prior to joining the Company, Mr. Murray was Vice President, Human Resources at Akashic Memories Corporation, a magnetic media company. Mr. Murray holds a BS degree in Business Administration from San Jose State University.

    Deepraj Puar, a co-founder of the Company, has been Vice President, Technology since the Company's inception in 1993. Mr. Puar has 27 years of engineering and management experience in the semiconductor industry, primarily in the area of memory design and development. Prior to joining the Company, Mr. Puar was employed by Cirrus Logic as its Director of Memory and Circuits Engineering. Mr. Puar holds a B.TECH degree from the Indian Institute of Technology (India) and a MSEE degree from Michigan State University.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters, which is also its principal administrative, selling and marketing, customer service, applications engineering and product development facility, is located in Santa Clara, California and consists of approximately 45,000 square feet under a lease which expires on April 30, 2003. Effective January, 1998 the Company entered into a second noncancellable operating lease for a second 45,000 square foot building adjacent to its principal headquarters. This lease has a coterminous provision with the original lease expiring on April, 2003. The Company also leases sales offices in Austin, Texas and Taiwan under operating leases that expire in February, 1999 and April, 1999, respectively. The Company believes its existing facilities are adequate for its current needs and that additional space for growth will be met as the expiration of the current sublease arrangements occur.

ITEM 3.  LEGAL PROCEEDINGS

    None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
  MATTERS

(a) Reference is made to the information regarding market, market price range and dividend information appearing under "Quarterly Data (Unaudited)" on page 7 of the Registrant's Fiscal 1998 Annual Report which information is hereby incorporated by reference.

(b) As of March 22, 1998, there were approximately 228 registered holders of record of the Registrant's Common Stock.

ITEM 6.  SELECTED CONSOLIDATED FINANCIAL DATA

    Reference is made to the information regarding selected financial data for the period from May 26, 1993 (inception) through January 31, 1994 and fiscal years 1995 through 1998, under the heading "Financial Summary" on page 6 of the Registrant's Fiscal 1998 Annual Report, which information is hereby incorporated by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    Reference is made to the information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 8 through 20 of the Registrant's Fiscal 1998 Annual Report, which information is hereby incorporated by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated financial statements of NeoMagic Corporation at January 31, 1998 and January 31, 1997 and for each of the three years in the period ended January 31, 1998 and notes thereto, and the Report of Independent Auditors thereon and NeoMagic Corporation's unaudited quarterly financial data for the two-year period ended January 31, 1998 are incorporated by reference from the Registrant's Fiscal 1998 Annual Report, on pages 21 to 36 and page 7.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    Not applicable.

                                    PART III

    Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this section is incorporated by reference from the information in the section entitled "Election of Directors" in the Proxy Statement. The required information concerning executive officers of the Company is contained in the section entitled "Management" in Part I of this Form 10-K.

    Item 405 of Regulation S-K calls for disclosure of any known late filing of failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this section is incorporated by reference from the information in the sections entitled "Election of Directors," "Director Compensation" and "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this section is incorporated by reference from the information in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Not applicable.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

 (a)  1. Financial Statements.

         The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed or incorporated by reference as a part of this report.

     2. Financial Statement Schedule.

        The financial statement schedule listed in the accompanying index to financial statements and financial statement schedules is filed as a part of this report and should be read in conjunction with the Consolidated Financial Statements of NeoMagic Corporation.

     3. Exhibits

        The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this report.

 (b)    Reports on Form 8-K

        None.

         INDEX TO FINANCIAL STATMENTS AND FINANCIAL STATEMENT SCHEDULES

(ITEM 14 (A))

                                                                                              REFERENCE PAGE
                                                                                        --------------------------
                                                                                                      1998 ANNUAL
                                                                                           FORM        REPORT TO
                                                                                            10K      STOCKHOLDERS
                                                                                           -----     -------------
Consolidated Statements of Operations for the three fiscal years ended
  January 31, 1998....................................................................                        21
Consolidated Balance Sheets
  January 31, 1998 and January 31, 1997...............................................                        22

Consolidated Statements of Cash Flows for the three fiscal years ended
  January 31, 1998....................................................................                        23

Consolidated Statements of Stockholders' Equity for the three fiscal years
  ended January 31, 1998..............................................................                        24

Notes to Consolidated Financial Statements............................................                     25-35

Report of Ernst & Young LLP Independent Auditors......................................                        36

Supplementary Information (Unaudited)
  Selected Quarterly Consolidated Financial Data......................................                         7

Valuation and Qualifying Accounts for the three fiscal years ended
  January 31, 1998....................................................................          14

    Schedules other that the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

    The consolidated financial statements listed in the above index, which are included in the Company's Fiscal 1998 Annual Report, are hereby incorporated by reference. With the exception of the pages listed in the above index and the portions of such report referred to in Items 5, 6, 7 and 8 of this Form 10-K, the Fiscal 1998 Annual Report is not to be deemed filed as a part of this report.

                              NEOMAGIC CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED JANUARY 31, 1998, 1997 AND 1996
                                 (IN THOUSANDS)

                                                                                      ADDITIONS
                                                                      BALANCE AT     CHARGED TO
                                                                     BEGINNING OF     COSTS AND                     BALANCE AT
                                                                         YEAR          EXPENSE       DEDUCTIONS     END OF YEAR
                                                                     -------------  -------------  ---------------  -----------
Allowance for doubtful accounts:
  Year ended January 31, 1996......................................           --             --              --             --
  Year ended January 31, 1997......................................           --      $      25              --      $      25
  Year ended January 31, 1998......................................    $      25      $     107              --      $     132

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 22, 1998.

                                          NEOMAGIC CORPORATION
                                          By: /s/ MERLE MCCLENDON
                                             -----------------------------------
                                             Merle McClendon
                                             VICE PRESIDENT, FINANCE AND CHIEF
                                          FINANCIAL OFFICER (PRINCIPAL FINANCIAL
                                          OFFICER)

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated:

                         NAME                                            TITLE                         DATE
------------------------------------------------------  ---------------------------------------  ----------------

                  /s/ KAMRAN ELAHIAN                                                               April 22, 1998
     -------------------------------------------        Chairman of the Board
                    Kamran Elahian

                 /s/ PRAKASH AGARWAL                    President, Chief Executive Officer and     April 22, 1998
     -------------------------------------------        Director (Principal Executive Officer)
                   Prakash Agarwal

                 /s/ MERLE MCCLENDON                    Vice President Finance, Chief Financial    April 22, 1998
     -------------------------------------------        Officer (Principal Financial Officer)
                   Merle McClendon

                /s/ BRIAN P. DOUGHERTY                                                             April 22, 1998
     -------------------------------------------        Director
                  Brian P. Dougherty

                  /s/ IRWIN FEDERMAN                                                               April 22, 1998
     -------------------------------------------        Director
                    Irwin Federman

                    /s/ JIM LALLY                                                                  April 22, 1998
     -------------------------------------------        Director
                      Jim Lally

                  /s/ MICHAEL MORITZ                                                               April 22, 1998
     -------------------------------------------        Director
                    Michael Moritz

                   /s/ KLAUS WIEMER                                                                April 22, 1998
     -------------------------------------------        Director
                     Klaus Wiemer

                               INDEX TO EXHIBITS

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

 EXHIBIT
 NUMBER                                                DESCRIPTION
---------  ----------------------------------------------------------------------------------------------------
    1.1(1) Form of Underwriting Agreement.
    3.1(1) Certificate of Incorporation of Registrant.
    3.2(1) Form of Amended and Restated Certificate of Incorporation of Registrant to be filed upon the closing of the Offering made under the Registration Statement.
    3.3(1) Bylaws of Registrant.
    4.1(1) Form of Registrant's Common Stock Certificate.
    4.2(1) Second Amended Rights Agreement, dated as of June 30,1995, between Registrant and the parties indicated therein.
   10.1(1) Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
   10.1(2) Lease Agreement, dated as of October 9,1997, between Registrant and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
   10.2(1) Amended and Restated 1993 Stock Plan and related agreements.
   10.2(2) Amendment 1, dated as of October 15, 1997, between Registrant and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
   10.3(1) Second Amended and Restated Rights Agreement, dated as of June 30, 1995, between Registrant and the parties indicated therein (included in Exhibit 4.2).
   10.3(2) Amendment to Agreement dated as of November 20, 1995, between Registrant and Mitsubishi
           International Corporation, as amended.
   10.4(1) Wafer Supply Agreement, dated as of January 21, 1997, between NeoMagic International Corporation, actually-owned subsidiary of Registrant, and Mitsubishi Electric Corporation.
   10.5(1) Form of promissory note.
   10.6(1) Lease Agreement, dated as of February 5, 1996, between Registrant and A&P Family Investments, as landlord.
   10.8(1) Master Lease Agreement, as amended, dated as of November 24, 1993, between Registrant and Comdisco,
           Inc., and certain exhibits thereto.
   10.9(1) Master Lease Agreement, dated as of July 19, 1995, between Registrant and Venture Lending & Leasing,
           Inc., and certain exhibits thereto.
  10.10(1) Agreement, dated as of November 20, 1995, between Registrant and Mitsubishi International
           Corporation as amended.
  10.11(1) General Security Agreement, dated November 15, 1995, between Registrant and Mitsubishi International
           Corporation.
  10.13(1) 1997 Employee Stock Purchase Plan, with exhibit
    10.14  Amendment to Agreement dated as of November 20, 1995, between Registrant and Mitsubishi
           International Corporation, as amended.
     13.1  Excerpts from Annual Report for the year ended January 31, 1998.
     21.0  NeoMagic Subsidiaries.
     23.0  Consent of Ernst & Young, LLP, Independent Auditors.
     27.0  Financial Data Schedule.

------------------------

(1) Incorporated by reference to the Company's S-1 for the year ended January 31, 1997

(2) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended October 31, 1997.

(b)     Reports on Form 8-K:

        The Company did not file any reports on Form 8-K during the fiscal year ended January 31, 1998.