Form 10-Q
period 1998-04-30
NEOMAGIC CORP
filed 1998-05-22
CIK 1030485

______________________________________________________________________________


                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                     FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1998 OR

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


The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at April 26, 1998 was 24,421,000

______________________________________________________________________________

                                NEOMAGIC CORPORATION
                                     FORM 10-Q

                                       INDEX


                                                                    PAGE
PART I.  CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Condensed Financial Statements:


     Consolidated Condensed Statements of Income
          Three months ended April 30, 1998 and 1997                  3

     Consolidated Condensed Balance Sheets
          April 30, 1998 and January 31, 1998                         4

     Consolidated Condensed Statements of Cash Flows
          Three months ended April 30, 1998 and 1997                  5

     Notes to Unaudited Consolidated Condensed Financial Statements   6-7

Item 2.  Management's Discussion and Analysis of
     Financial Condition and Results of Operations                    8-21


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                            22

Item 2.  Changes in Securities                                        22

Item 3.  Defaults Upon Senior Securities                              22

Item 4.  Submission of Matters to a Vote of Security Holders          22

Item 5.  Other Information                                            22

Item 6.  Exhibits and Reports on Form 8-K                             22

Signatures                                                            23

Part I.  Financial Information
Item I.  Financial Statements

                                NEOMAGIC CORPORATION
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (In thousands, except per share data)
                                    (Unaudited)

                                                                Three Months Ended
                                                            April 30,         April 30,
                                                              1998              1997
                                                             -------           -------
   Net sales                                               $  47,738         $  18,281

   Cost of sales                                              27,510            11,171
                                                             -------           -------
   Gross margin                                               20,228             7,110

   Operating expenses:
     Research and development                                  6,252             2,467
     Sales, general and administrative                         4,356             2,277
                                                             -------           -------
           Total operating expenses                           10,608             4,744
                                                             -------           -------
   Income from operations                                      9,620             2,366

   Other income (expense), net:
     Interest income and other                                   975               316
     Interest expense                                           (324)             (224)
                                                             -------           -------
   Income before income taxes                                 10,271             2,458

   Provision for income taxes                                  3,595               369
                                                             -------           -------
   Net income                                               $  6,676          $  2,089
                                                             -------           -------
                                                             -------           -------
   Basic earnings per share                                 $    .29          $    .11
   Diluted earnings per share                               $    .26          $    .09

   Weighted common shares outstanding                         23,295            19,845
   Weighted common shares outstanding, assuming dilution      26,098            23,398


       See accompanying notes to consolidated condensed financial statements.

                                NEOMAGIC CORPORATION
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (In thousands)
                                    (Unaudited)

                                                          April 30,        January 31,
                                                            1998              1998
                                                           -------           -------
                        ASSETS

   Current assets:
     Cash and cash equivalents                           $  20,884         $  35,004
     Short-term investments                                 45,042            36,016
     Accounts receivable, net                               10,284            11,236
     Inventory                                              11,880             9,342
     Other current assets                                    4,237             3,730
                                                           -------           -------
               Total current assets                         92,327            95,328

   Property, plant and equipment, net                        7,336             6,232
   Deferred tax asset                                        5,669             5,669
   Other assets                                                354               354
                                                           -------           -------
                Total assets                             $ 105,686         $ 107,583
                                                           -------           -------
                                                           -------           -------
   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities:
     Working capital line of credit                      $       -         $  21,041
     Accounts payable                                       20,801             9,490
     Accrued expenses                                       11,052            10,652
     Current obligations under capital leases                  582               627
                                                           -------           -------
                Total current liabilities                   32,435            41,810

   Noncurrent obligations under capital leases                 542               646
                                                           -------           -------
                Total liabilities                           32,977            42,456

   Commitments and contingencies

   Stockholders' equity:
     Common stock                                               24                24
     Additional paid-in-capital                             61,798            61,263
     Notes receivable from stockholders                       (559)             (559)
     Deferred compensation                                  (2,430)           (2,801)
     Retained earnings                                      13,876             7,200
                                                           -------           -------
                Total stockholders' equity                  72,709            65,127
                                                           -------           -------
                Total liabilities and stockholders'      $ 105,686         $ 107,583
                 equity                                    -------           -------
                                                           -------           -------

       See accompanying notes to consolidated condensed financial statements.

                               NEOMAGIC CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)

                                                              Three Months Ended
                                                         ---------------------------
                                                          April 30,         April 30,
                                                            1998              1997
                                                         ---------         ---------
   OPERATING ACTIVITIES:
   Net income                                            $   6,676         $   2,089
   Adjustments to reconcile net income to net cash
    provided by (used for) operating activities:
        Depreciation and amortization                          662               338
        Amortization of deferred compensation                  224               130
        Changes in operating assets and liabilities:
              Accounts receivable                              952            (3,970)
              Inventory                                     (2,538)               80
              Other current assets                            (507)             (377)
              Other assets                                       -               395
              Accounts payable                              11,311              (508)
              Accrued expenses                                 400               730
                                                         ---------         ---------
   Net cash provided by (used for) operating activities     17,180            (1,093)
                                                         ---------         ---------
                                                         ---------         ---------
   INVESTING ACTIVITIES:
        Purchases of property, plant and equipment          (1,766)             (657)
        Purchases of short term investments                (16,997)          (17,831)
        Maturities of short-term investments                 7,971                 -
                                                         ---------         ---------
   Net cash used for investing activities                  (10,792)          (18,488)
                                                         ---------         ---------
                                                         ---------         ---------
   FINANCING ACTIVITIES:
        Payments on lease obligation                          (149)             (279)
        Proceeds from working capital line of credit             -             9,877
        Payments on working capital line of credit         (21,041)          (13,908)
        Net proceeds from issuance of common stock             682            37,854
        Amounts held as restricted cash                          -             2,224
                                                         ---------         ---------
   Net cash provided by (used for) financing activities    (20,508)           35,768
                                                         ---------         ---------
                                                         ---------         ---------

   Net increase (decrease) in cash and cash equivalents    (14,120)           16,187
   Cash and cash equivalents at beginning of period         35,004            13,458
                                                         ---------         ---------
   Cash and cash equivalents at end of period            $  20,884         $  29,645
                                                         ---------         ---------
                                                         ---------         ---------
   Supplemental schedules of cash flow information
   Cash paid during the year for:
        Interest                                         $     324         $     224
        Taxes                                            $   6,000         $       -

       See accompanying notes to consolidated condensed financial statements.

                                NEOMAGIC CORPORATION
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.   Basis of Presentation:

     The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries collectively ("NeoMagic" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at April 30, 1998 and January 31, 1998, and the operating results and cash flows for the three months ended April 30, 1998 and 1997. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the three months ended April 30, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999.

     The first fiscal quarters of 1999 and 1998 ended on April 26, 1998 and April 27, 1997, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

2.   Inventory:

     Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

                                        April 30,       January 31,
    Inventory consists of:                 1998             1998
                                        ---------------------------
                                               (in thousands)
    Raw materials                        $  2,037         $    989
    Work in process                         1,352            1,904
    Finished goods                          8,491            6,449
                                        ---------------------------
        Total                            $ 11,880         $  9,342
                                        ---------------------------
                                        ---------------------------

3.   Earnings Per Share:

     The consolidated condensed financial statements are presented in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the common equivalent shares from convertible preferred stock (using the if-converted method) and the incremental shares issuable upon the assumed exercise of stock options and warrants (using the treasury stock method).

Per share information calculated on this basis is as follows:

   Three months ended April 30,                               1998        1997
   -----------------------------------------------------------------------------
   (in thousands, except per share amount)
    Numerator:

         Net income                                        $   6,676   $   2,089
                                                            --------    --------
    Denominator:
         Denominator for basic earnings per share -           23,295      19,845
          weighted average shares

         Effect of dilutive securities:
             Employee stock options                            2,713       3,279
             Warrants                                             90         274
                                                            --------    --------
         Dilutive potential common shares                      2,803       3,553
                                                            --------    --------
             Denominator for diluted earnings per share -
              adjusted weighted - average shares              26,098      23,398
    Basic earnings per share                               $     .29         .11
    Diluted earnings per share                             $     .26         .09

4.   Recently Issued Accounting Pronouncements

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") during the quarter ended April 30, 1998. SFAS 130 establishes new rules for the reporting and displaying of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. Gross unrealized gains and losses on available-for-sales securities and foreign currency translation adjustments at April 30, 1998 and 1997 were immaterial.

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

     When used in this discussion, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, the growth rate of the market for PCs, the percentage of export sales and sales to strategic customers, the adoption or retention of industry standards, and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors that May Effects Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

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

     The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8-20 of the Company's Fiscal 1998 Annual Report.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                            Three Months Ended
                                        April 30,         April 30,
                                           1998              1997
                                        --------          --------
 Net sales                                100.0%            100.0%
 Cost of sales                             57.6              61.1
                                        --------          --------
 Gross margin                              42.4              38.9
 Operating expenses:
   Research and development                13.1              13.5
   Selling, general and administrative      9.1              12.5
                                        --------          --------
       Total operating expenses            22.2              26.0
                                        --------          --------
 Income from operations                    20.2              12.9
 Other income (expense), net:
       Interest income and other            2.0               1.7
       Interest expense                     (.7)             (1.2)
                                        --------          --------
 Income before income taxes                21.5              13.4
 Provision for income taxes                 7.5               2.0
                                        --------          --------
 Net income                                14.0%             11.4%
                                        --------          --------
                                        --------          --------

NET SALES

     The Company's net sales to date have been generated from the sale of its multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in Asia, Japan, and the United States. Net sales were $47.7 million for the three months ended April 30, 1998, compared to $18.3 million for the three months ended April 30, 1997. Net sales increased primarily as a result of increased market acceptance of the Company's products, introduction by the Company of additional products in its MagicGraph128 product family which expanded the portion of the market addressed by NeoMagic products, and the Company's investment in sales and marketing activities. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial.

     Export sales accounted for 86.3% and 80% of net sales in the three months ended April 30, 1998 and 1997, respectively. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sale transactions were denominated in U.S. dollars.

     Four customers accounted for 20%, 15%, 10% and 10% of net sales for the three months ended April 30, 1998. Five customers accounted for 21%, 20%, 13%, 11% and 10% of net sales for the three months ended April 30, 1997. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

GROSS MARGIN

     Gross margin was $20.2 million and $7.1 million for the three months ended April 30, 1998 and 1997, respectively. Gross margin percentages increased to 42.4% for the three months ended April 30, 1998 from 38.9% in the three months ended April 30, 1997. The increase in gross margin percentage was due primarily to lower wafer pricing and improved yields on higher production volumes, partially offset by declining average selling prices.

     In the future, the Company's gross margin percentages may be adversely effected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), timing of volume shipments of new products, the availability and cost of products from the Company's suppliers and changes in the mix of products sold.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $6.3 million and $2.5 for the three months ended April 30, 1998 and 1997, respectively. The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development expenses increased primarily as a result of increased employee related expenses largely related to additional personnel and to a lesser extent consulting, engineering and equipment related expenses. Research and development spending is expected to increase in absolute dollars in fiscal 1999.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

     Sales, general and administrative expenses were $4.4 million and $2.3 million in the three months ending April 30, 1998 and 1997, respectively. Sales, general and administrative expenses increased primarily as a result of increased commissions associated with higher sales and increased employee related expenses largely related to additional personnel. The Company anticipates that sales, general and administrative expenses will increase in absolute dollars in fiscal 1999.

OTHER INCOME (EXPENSE), NET.

     Other income (expense), net increased to $651,000 in the three months ended April 30, 1998 from $92,000 in the three months ended April 30, 1997. The $559,000 increase in other income (expense), net is due primarily to additional interest income resulting from higher average amounts of cash and short-term investments in the three months ended April 30, 1998 compared to the same period in 1997, offset partially by higher interest expense from the working capital line of credit with Mitsubishi International Corporation related to increases in wafer purchases over the previous period.

INCOME TAXES

     The Company's effective tax rate for the three months ended April 30, 1998 was 35% compared to an effective tax rate for the three months ended April 30, 1997 of 15%. The lower effective tax rate for the three months ended April 30, 1997 is primarily due to the utilization of the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments decreased $5.1 million in the three months ended April 30, 1998 to $65.9 million from $71.0 million at January 31, 1998. The decrease is primarily due to increased repayments against the working capital line. In January 1998, the working capital line of credit was revised such that for wafer shipments subsequent to January 31, 1998 payment for wafers must be made within 30 days of wafer shipment. Working capital increased $6.4 million to $59.9 million at April 30, 1998 from $53.5 million at January 31, 1998.

     Net cash provided by operating activities for the three months ended April 30, 1998 was $17.2 million compared to $1.1 million of net cash used in operating activities for the three months ended April 30, 1997. The increase in cash generated from operations is primarily attributable to an $11.3 million increase in accounts payable during the three months ended April 30, 1998 and $6.7 million in net income in the three month period ended April 30, 1998 compared to net income of $2.1 million for the three month period ended April 30, 1997. The increase in cash generated from operating activities for the three months ended April 30, 1998 compared to the three months ended April 30, 1997 was also related to changes in accounts receivable offset by increases in inventory.

     Net cash used for investing activities for the three months ended April 30, 1998 and 1997 was $10.8 million, $18.5 million, respectively. The decrease in cash used in investing for the three month period ended April 30, 1998 compared to the three month period ended April 30, 1997 was primarily due to a reduction in the net purchases of short-term investments of $8.8 million offset partially by an increase of $1.1 million of investments in property, plant and equipment. Continued expansion of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the growth of the Company's future revenues.

     Net cash used in financing activities for the three months ended April 30, 1998 was $20.5 million compared to net cash provided by financing activities of $35.8 for the three months ended April

30, 1997. Net cash used in financing activities for the three months ended April 30, 1998 relates primarily to repayments against the working capital line of $21.0 million. Net cash provided by financing activities for the three months ended April 30, 1997 related primarily to net proceeds from the initial public offering of $37.8 million and the release of amounts previously held as restricted cash, offset in part by net repayments of $4.0 million related to the working capital line of credit.

     At April 30, 1998 the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of $65.9 million. In January 1998, the working capital line of credit was revised such that for wafer shipments subsequent to January 31, 1998 payment for wafers must be made within 30 days of wafer shipment. The Company believes these available funds and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements through the next 12 months. Investments will continue in product development in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. The Company's future capital requirements will depend on many factors including the rate of net sales growth, the timing and extent of spending to support research and development programs, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

IMPACT OF CURRENCY EXCHANGE RATES

     Because the Company currently purchases wafers under purchase contracts denominated in yen, significant appreciation in the value of yen relative to the value of the U.S. dollar would make the wafers relatively more expensive to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company from time to time enters into foreign currency forward contracts and foreign currency options to minimize foreign currency fluctuation exposures related to these firm purchase commitments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Notwithstanding the measures the Company has adopted, due to the unpredictability and volatility of currency exchange rates and currency controls, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results.

IMPACT OF YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four digits to define the applicable year. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. If the Company's internal systems do not correctly recognize date information when the year changes to 2000, there could be an adverse impact on the Company's operations. The Company has completed an assessment and does not believe that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has also assessed the capability of its products sold to customers and believes that it has no exposure to contingencies related to the Year 2000 Issues for the products it has sold. Management believes that the likelihood of a material adverse impact due to problems with internal systems or products sold to customers is remote and expects that any costs to be incurred to assure year 2000 capability will not have a material adverse effect on the Company's financial position or results of operations. The Company is contacting critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 capable. There can be no assurance that another company's failure to ensure year 2000 capability would not have an adverse effect on the Company.

FACTORS THAT MAY EFFECT RESULTS

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     NeoMagic's quarterly and annual results of operations are effected by a variety of factors that could materially adversely effect net sales, gross margin and income from operations. These factors include, among others, demand for the Company's products; changes in product or customer mix, (i.e. the portion of the Company's revenues represented by the Company's various products and customers); fluctuations in manufacturing yields; incorrect forecasting of future revenues; availability and cost of manufacturing capacity; unanticipated delays or problems in the introduction or performance of the Company's next generation of products; the Company's ability to introduce new products in accordance with OEM design requirements and design cycles; market acceptance of the products of the Company's customers; changes in the timing of product orders due to unexpected delays in the introduction of products of the Company's customers or due to the life cycles of such customers' products ending earlier than anticipated; new product announcements or product introductions by NeoMagic's competitors; competitive pressures resulting in lower selling prices; the volume of orders that are received and can be fulfilled in a quarter; the rescheduling or cancellation of orders by customers which cannot be replaced with orders from other customers; supply constraints for the other components incorporated into its customers' notebook PC products; foreign exchange rate fluctuations; the unanticipated loss of any strategic relationship; seasonality associated with the tendency of PC sales to increase in the second half of each calendar year; the level of expenditures for research and development and sales, general and administrative functions of the Company; costs associated with future litigation; and costs associated with protecting the Company's intellectual property. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely effect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. In such event, the market price of the Common Stock would be materially adversely effected.

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

     The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render the Company's products incompatible with products developed by major hardware manufacturers and software developers, including Intel Corporation and Microsoft Corporation. The Company could be required, as a result, to invest significant time and effort to redesign its products to ensure compliance with relevant standards. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, the Company could miss opportunities to achieve crucial design wins, which could result in a material adverse effect in the Company's business, financial condition and results of operations. In addition, the Company's products are designed to afford the notebook PC manufacturer significant advantages with respect to product performance, power consumption and size. To the extent that future developments in other notebook PC components or subassemblies incorporate one or more of the advantages offered by the Company's products, the market demand for the Company's products may be negatively impacted, which could result in a material adverse effect in the Company's business, financial condition and results of operations.

PRODUCT CONCENTRATION; RISKS ASSOCIATED WITH MULTIMEDIA PRODUCTS

      The Company's revenues are entirely dependent on the market for multimedia accelerators for notebook PCs, and on the Company's ability to compete in that market. Since the Company has no other product line, the Company's revenues and results of operations would be materially adversely effected if for any reason it were unsuccessful in selling multimedia accelerators. The notebook PC market frequently undergoes transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If the Company's products are unable at the beginning of each such transition to support the new feature sets or performance levels being required by notebook PC manufacturers, the Company would likely lose design wins and moreover, not have the opportunity to compete for new design wins until it was able to incorporate changes resulting from market transitions or to take advantage of future product transitions. Thus, a failure to develop products with required feature sets or performance standards or a delay as short as a few months in bringing a new product to market could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations.

     The notebook PC multimedia market is characterized by extreme price competition. Leading-edge products may command higher average selling prices, but prices decline throughout the product life cycle as comparable and more advanced products are introduced into the market. As a result, the Company's ability to maintain average selling prices and gross margins depends substantially on its ability to continue introducing new products. Its ability to maintain gross margins is also dependent upon its ability to reduce product costs throughout a product life cycle by instituting cost reduction design changes and yield improvements, persuading customers to adopt cost-reduced versions of its products and successfully managing its manufacturing and subcontractor relationships. The failure of the Company to continue designing and introducing advanced products in a timely manner or to continue reducing product costs would have a material adverse effect on the Company's net sales, gross margins and results of operations.

CUSTOMER CONCENTRATION

     The Company's sales are concentrated within a limited customer base. The Company expects that a small number of customers will continue to account for a substantial portion of its net sales for the foreseeable future. Furthermore, the majority of the Company's sales are made on the basis of purchase orders rather than pursuant to long-term agreements. As a result, the Company's business, financial condition and results of operations could be materially adversely effected by the decision of a single customer to cease using the Company's products or by a decline in the number of notebook PCs sold by a single customer.

EFFECTS OF CHANGES IN DRAM PRICING

      The Company's MagicGraph128 products feature large DRAM memory integrated with analog and logic circuitry on a single chip, while its competitors often provide only the graphics/video analog and logic circuitry on a separate chip to be used in conjunction with DRAMs supplied by others. The prices of the Company's products reflect many factors, including the prices of DRAM chips. As a result, the Company's business, financial condition and results of operations may be materially and adversely effected by unanticipated changes in the price of DRAMs. These changes are typically sudden and dramatic and can extend over a significant period of time. Such changes are currently occurring in the market. A significant reduction in the price of DRAMs could cause the Company's products to be less competitively priced, potentially effecting ongoing product pricing as well as resulting in the loss of design wins for new notebook PCs. In this circumstance, competitors without embedded DRAM potentially could be benefited by DRAM price reductions, and the Company could be forced to respond to pricing pressures precipitated by changes in the DRAM market by reducing the average selling prices of its products to current and prospective system manufacturer customers. Because the Company's product costs cannot be adjusted as rapidly as changes in average selling prices to system manufacturers, the Company's net sales and gross margin would be materially and adversely impacted.

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

     NeoMagic competes with major domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include ATI, Chips
& Technologies, Inc. ("Chips & Technologies"- in January 1998, Intel Corporation acquired Chips and Technologies), S3 Incorporated ("S3") and Trident Microsystems, Inc. ("Trident"). NeoMagic may also face increased competition from new entrants into the notebook PC multimedia accelerator market including companies currently selling products designed for desktop PCs. Furthermore, the Company expects that many of its competitors will seek to develop and introduce products that integrate large DRAM with analog and logic circuitry on a single chip. For example, Chips & Technologies, Trident and S3 have publicly disclosed that they have or will begin sampling an integrated multimedia accelerator solution for the notebook PC market that would directly compete with the Company's products. Certain of the Company's competitors offer more functionality and/or higher processor speeds at the expense of battery life and power consumption than the Company's product offerings. These feature sets may be more competitive for certain applications than the Company's products. Potential competition also could come from manufacturers that integrate a microprocessor or other component with a multimedia controller. Cyrix (acquired by National Semiconductor in July 1997) is in production of such a product.
The successful commercial introduction of such a product by competitors that integrates large DRAM with analog and logic circuitry on a single chip or a product that eliminates the need for a separate multimedia accelerator in notebook PCs could have a material adverse effect on the Company's business, financial condition and results of operations.

     Some of the Company's current and potential competitors operate their own manufacturing facilities. Since the Company does not operate its own manufacturing facility and must make binding commitments to purchase products, it may not be able to reduce its costs and cycle time or adjust its production to meet demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on its business, financial condition and results of operations. In addition, the prices of the Company's products reflect many factors, including the prices of DRAM chips and non-integrated graphics chips. Therefore, in some cases, the Company's products may be more expensive than competitive multiple chip solutions. The Company in the past has lost and in the future may lose design wins due to this price difference. Furthermore, a significant reduction in the price of DRAMs could cause the Company's products to be less competitively priced, potentially effecting ongoing product pricing as well as resulting in the loss of design wins for new notebook PCs. Uncompetitive pricing and loss of design wins could have a material and adverse effect on the Company's business, financial condition, and results of operations.

DEPENDENCE ON MANUFACTURING RELATIONSHIPS

     The Company's products require wafers manufactured with state-of-the-art fabrication equipment and techniques. The Company's products are primarily manufactured by Mitsubishi Electric Corporation ("Mitsubishi Electric") in Japan. In fiscal 1998, the Company began manufacturing wafers with Toshiba Corporation ("Toshiba") in Japan. Each of these manufacturing relationships are covered under the terms of a five-year wafer supply agreement. The Company expects that, for the foreseeable future, some of its products will be single source manufactured. Because the lead time needed to establish a strategic relationship with a new DRAM partner is at least 12 months and the estimated time for a foundry to switch to a new product line is four to nine months, there is no readily available alternative source of supply for any specific product.
A manufacturing disruption experienced by either of the Company's manufacturing partners would impact the production of the Company's product for a substantial period of time, which would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies at Mitsubishi Electric or Toshiba is unsuccessful, the Company's business, financial condition and results of operations would be materially and adversely effected.

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

INVENTORY RISK

     Under its wafer supply agreements with Mitsubishi Electric and Toshiba, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and to place binding purchase orders four months prior to shipment from the suppliers. If the Company cancels a purchase order, it must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must make forecasts and place purchase orders for wafers long before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic, and from time-to-time will cause the Company to have an excess or a shortage of wafers for a particular product. As a result of the long lead time for manufacturing wafers, semiconductor companies such as the Company from time-to-time must take charges for excess inventory. For example, the Company booked charges totaling $1.5 million for excess inventory in fiscal 1997. Significant write-offs of excess inventory could materially adversely effect the Company's financial condition and results of operations. Conversely, failure to order sufficient wafers would cause the Company to miss revenue opportunities and, if significant, could impact sales by the Company's customers, which could adversely effect the Company's customer relationships and thereby materially adversely effect the Company's business, financial condition and results of operations.

MANUFACTURING YIELDS

     The fabrication of semiconductors is a complex and precise process.
Because NeoMagic's products feature the integration of large DRAM memory with analog and logic circuitry on a single chip, a manufacturer must obtain acceptable yields of both the memory and logic portions of such products, compounding the complexity of the manufacturing process. As a result, the Company may face greater manufacturing challenges than its competitors. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy.
As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer.
The Company purchases wafers, not die, and pays an agreed price for wafers meeting certain acceptance criteria. Accordingly, the Company bears the risk of final yield of good die. Poor yields would materially adversely effect the Company's net sales, gross margins and results of operations.

     Semiconductor manufacturing yields are a function both of product design, which is developed largely by the Company, and process technology, which is typically proprietary to the manufacturer. Historically the Company has experienced lower yields on new products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between the Company and the manufacturer. For example, a design error that resulted in lower than expected yields of finished products caused the Company to take a $1.2 million charge in fiscal 1997. This risk is compounded by the offshore location of the Company's manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. As the Company's relationships with additional manufacturing partners develop, yields could be adversely effected due to difficulties associated with adopting the Company's technology and product design to the proprietary process technology and design rules of each manufacturer. Because of the Company's limited access to wafer fabrication capacity from its manufacturers, any decrease in manufacturing yields could result in an increase in the Company's per unit costs and force the Company to allocate its available product supply among its customers, thus potentially adversely impacting customer relationships as well as revenues and gross margins. There can be no assurance that the Company's manufacturers will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its manufacturers could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company also faces the risk of product recalls resulting from design or manufacturing defects which are not discovered during the manufacturing and testing process. In the event of a significant number of product returns, the Company's net sales and gross margin could be materially adversely effected.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE

     The Company's business, financial condition and results of operations will depend to a significant extent on its ability to maintain its position in the market for multimedia accelerator products that integrate large DRAM with analog and logic circuitry on a single chip. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. The notebook PC market for which the Company's products are designed is intensely competitive and is characterized by rapidly changing technology, evolving industry standards and declining average selling prices. Notebook PC manufacturers demand products incorporating rich features and functionality in order to achieve product differentiation. The Company must anticipate the features and functionality that the consumer of notebook PCs will demand, incorporate those features and functionality into products that meet the exacting design requirements of the notebook PC manufacturers, price its products competitively, and introduce the products to the market within the limited window of market demand. For example, both 3-D and DVD functionality are becoming increasingly important for notebook PCs. The Company's ability to compete may depend on its ability to incorporate these features in its products. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability of Mitsubishi Electric, Toshiba and any additional strategic manufacturing partners to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of NeoMagic's and its customers' products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by system manufacturers and consumers of notebook PCs, will be successfully developed, or will be introduced within the appropriate window of market demand. The failure of the Company to successfully introduce new products and achieve market acceptance for such products would have a material adverse effect on the Company's business, financial condition and results of operations.

     The integration of large DRAM memory with analog and logic circuitry on a single chip is highly complex and is critical to the Company's success. Because of the complexity of its products, however, NeoMagic has experienced delays from time to time in completing development and introduction of new products. In the event that there are delays in the completion of development of future products, including the products currently expected to be announced over the next year, the Company's business, financial condition and results of operations would be materially adversely effected. Although the development cycles for the memory and logic portions of the Company's products have been relatively synchronized to date, there can be no assurance that this synchronization will continue in the future. In addition, there can be no assurance that fundamental advances in either the memory or logic components of the Company's products will not significantly increase the complexity inherent in the design and manufacture of the Company's products, rendering the Company's product technologically infeasible or uncompetitive. The multiple chip solutions offered by some of the Company's competitors are less complex to design and manufacture than the Company's integrated MagicGraph128 products. As a result, these competitive solutions may be less expensive, particularly during periods of depressed DRAM prices. The time required for competitors to develop and introduce competing products may be shorter and manufacturing yields may be better than those experienced by the Company.

     As the markets for the Company's products continue to develop and competition increases, NeoMagic anticipates that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margin for each of the Company's products will decline as such products mature. Thus, the Company will need to introduce new products which are compelling enough in order to maintain average selling prices. There can be no assurance that the Company will successfully identify new product opportunities and develop and bring new products to market in a timely manner, that products or technologies developed by others will not render NeoMagic's products or technologies obsolete or uncompetitive, or that the Company's products will be selected for design into the products of its targeted customers. The failure of the Company's new product development efforts would have a material adverse effect on NeoMagic's business, financial condition and results of operations.

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY RIGHTS

     The Company relies in part on patents to protect its intellectual property. In the United States, the Company has been issued seven patents, each covering certain aspects of the design and architecture of the Company's multimedia accelerators. In addition, the Company has patent applications pending in the United States Patent and Trademark Office. There can be no assurance that the Company's pending patent applications, or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company in the past has been, and in the future may be, notified that it may be infringing the intellectual property rights of third parties. In November 1994, Cirrus Logic Inc. ("Cirrus Logic") filed suit against the Company and certain of its employees claiming, among other things, breach of fiduciary duty, breach of and interference with contract and misappropriation of trade secrets. The Company and Cirrus Logic settled the lawsuit in June 1996, but the Company incurred an aggregate of $703,000 in expenses in connection with such litigation during fiscal 1995 and fiscal 1996. This settlement did not involve cash payments, but did include a non-solicitation provision and certain contingent cross-licensing provisions. In February 1997, Cirrus Logic sent the Company written notice asserting that the Company's MagicGraph128, MagicGraph128V and MagicGraph128ZV products infringe three United States patents held by Cirrus Logic. Since receiving the notice of alleged infringement, the Company has advised Cirrus Logic that the Company does not believe that any of its products infringe any claims of the patents. The Company also has undergone a confidential external infringement review and has conducted its own internal infringement review, and the Company continues to believe that the Cirrus Logic infringement allegations are unfounded. However, there can be no assurances that Cirrus Logic will not file a lawsuit against the Company or that the Company would prevail in any such litigation. Any protracted litigation by Cirrus Logic or the success of Cirrus Logic in any such litigation could have a material and adverse effect on the Company's financial position or results of operations.

     Further, the Company was notified by certain of its customers that a law suit had been filed and served by a holder of a United States patent asserting that the video/graphics subsystem in such customers' notebook PCs, which use the Company's MagicGraph128 and MagicGraph128V products, infringe certain claims of the patent. The Company may have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by its products. There can be no assurance that the Company's potential obligations to indemnify such customers will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the Company's MagicGraph128 and MagicGraph128V products do not infringe any of the claims of such patent.
The Company's belief is based upon a legal opinion from its patent counsel, Townsend and Townsend and Crew LLP. There can be no assurances that the Company or such customers would prevail in any patent litigation, or that such customers will continue to purchase the Company's products while the Company is under the threat of litigation.

     Any patent litigation, whether or not determined in the Company's favor or settled by the Company, would at a minimum be costly and could divert the efforts and attention of the Company's management and technical personnel from productive tasks, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that current or future infringement claims by third parties or claims for indemnification by other customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely effect the Company's business, financial condition and results of operations. In the event of any adverse ruling in any such matter, the Company could be required to pay substantial damages, which could include treble damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes or to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance, however, that a license would be available on reasonable terms or at all. Any limitations on the Company's ability to market its products, or delays and costs associated with redesigning its products or payments of license fees to third parties, or any failure by the Company to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON INTERNATIONAL SALES AND SUPPLIERS

     Export sales are a critical part of the Company's business. Sales to customers located outside the United States (including sales to foreign operations of customers headquartered in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 83.2%, 96.2% and 90.0% of the Company's net sales for fiscal 1998, 1997 and 1996, respectively, and 86.3% for the first quarter of fiscal 1999 ended April 30, 1998. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales.
Some of the Company's international sales are supported by letters of credit issued by its customers. Because the Company's international sales have to date been denominated in United States dollars, increases in the value of the United States dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. All of the Company's wafers are, and for the foreseeable future, will be produced by foreign manufacturers. In addition, the majority of the assembly and test services used by the Company are procured from international sources. Under the Company's wafer supply agreements with Mitsubishi Electric and Toshiba, products are priced in Japanese yen. As a result, the Company's cost of goods sold are subject to fluctuations in the yen-dollar exchange rates. The Company has in the past hedged its exposure to fluctuations in such foreign currency exchange rate by purchasing foreign exchange contracts and will continue to do so in the future. However, there can be no assurance that such hedging will be adequate. Significant wafer or assembly and test service price increases, fluctuations in currency exchange rates or the Company's hedging against currency exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

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

NEED FOR ADDITIONAL CAPITAL

     The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company believes that its existing capital resources, will be sufficient to meet the Company's capital requirements through the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital during such period. The Company's future capital requirements will depend on many factors, including the rate of net sales growth, the timing and extent of spending to support research and development programs and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. The Company may raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

MANAGEMENT OF EXPANDED OPERATIONS

     The Company has experienced, and may continue to experience, periods of rapid growth and expansion both domestically and internationally, which have placed, and could continue to place a significant strain on the Company's limited personnel and other resources. To manage these expanded operations effectively, the Company will be required to continue to improve its operational, financial and management systems. The Company is dependent upon its ability to successfully hire, train, motivate and manage its employees, especially its management and development personnel. If the Company's management is unable to manage its expanded operations effectively, the Company's business, financial condition and results of operations could be materially adversely effected.

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

     PART II.  OTHER INFORMATION

ITEM 1. Legal Proceedings
        None.

ITEM 2. Changes in Securities
             The Company completed its initial public offering pursuant to a Registration Statement on Form S-1 in March 1997 and issued 3,000,000 shares of its Common Stock to the public at a price of $12.00 per share. The managing underwriters for the initial public offering were Morgan Stanley & Co., Montgomery Securities and Robertson, Stephens & Company. The offering has been terminated and all the shares were sold. The Company received approximately $32.4 million of cash from the initial public offering, net of underwriting discounts, commissions, and other offering costs (approximately $1.1 million). The Company also received $1.5 million in proceeds from Direct Sales of 125,000 shares of the Company's stock at a price of $12 per share. In April 1997 the underwriters exercised their over-allotment option and purchased an additional 450,000 shares (of which 100,000 shares were sold by selling shareholders) at $12.00 per share with net proceeds to the Company of approximately $ 3.9 million (net proceeds to the selling shareholders was approximately $1.2 million). The principal purpose of this offering was to obtain additional capital, create a public market for the Company's Common Stock and facilitate future access by the Company to public equity markets. Pending the use of proceeds from this offering the Company invested such proceeds in short-term, interest bearing, investment grade obligations.
        During the three months ended April 30, 1998, the Company continued to invest the net proceeds from the Company's initial public offering in short-term, interest bearing, investment grade obligations.

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

ITEM 3. Defaults Upon Senior Securities
        None.

ITEM 4. Submission of Matters to a Vote of Security Holders
        None.

ITEM 5. Other Information
        Not applicable.

ITEM 6. Exhibits and Reports on Form 8-K
        (a) Exhibits

        EXHIBIT
        NUMBER         DESCRIPTION
        ------         -----------
        27.1           Financial Data Schedule

        (b)  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended April 30, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              NEOMAGIC CORPORATION
                                  (Registrant)




                              /S/ MERLE MC CLENDON
                                MERLE MC CLENDON
                            Vice President, Finance
                          and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                                  May 22, 1998