Form 10-Q
period 1998-07-31
NEOMAGIC CORP
filed 1998-09-01
CIK 1030485

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------


                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C. 20549

                                     FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 1998
OR

_ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

                          Commission file number 333-20031


                                NEOMAGIC CORPORATION
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                               77-0344424
       (State or other jurisdiction         (I.R.S. Employer Identification No.)
    of incorporation or organization)

              3260 Jay Street
           Santa Clara, California                         95054
    (Address of principal executive offices)             (Zip Code)


                                  (408) 988-7020
                (Registrant's telephone number, including area code)


Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes  X        No

     The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding at August 23, 1998 was 24,614,000

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                NEOMAGIC CORPORATION
                                     FORM 10-Q

                                       INDEX

                                                                                         PAGE
PART I.  CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Condensed Financial Statements:


          Consolidated Condensed Statements of Income
               Three and six months ended July 31, 1998 and 1997                         3

          Consolidated Condensed Balance Sheets
               July 31, 1998 and January 31, 1998                                        4

          Consolidated Condensed Statements of Cash Flows
               Six months ended July 31, 1998 and 1997                                   5

          Notes to Unaudited Consolidated Condensed Financial Statements                 6-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                                  8-21


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                             22

Item 2.   Changes in Securities and Use of Proceeds                                     22

Item 3.   Defaults Upon Senior Securities                                               22

Item 4.   Submission of Matters to a Vote of Security Holders                           22

Item 5.   Other Information                                                             22

Item 6.   Exhibits and Reports on Form 8-K                                              22

Signatures                                                                              23

Part I.  Financial Information
Item I.  Financial Statements

                                NEOMAGIC CORPORATION
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (In thousands, except per share data)
                                    (Unaudited)

                                                Three Months Ended            Six Months Ended
                                                     July 31,                      July 31,
                                              -------------------------    -------------------------
                                                 1998           1997          1998           1997
                                              ---------      ----------    ----------      ---------
Net sales                                      $ 53,396       $ 24,570      $ 101,134       $ 42,851

Cost of sales                                    31,058         14,522         58,568         25,693
                                               --------       --------      ---------       --------

Gross margin                                     22,338         10,048         42,566         17,158

Operating expenses:
  Research and development                        7,314          3,338         13,566          5,805
  Sales, general and administrative               4,848          2,382          9,204          4,659
                                               --------       --------      ---------       --------
               Total operating expenses          12,162          5,720         22,770         10,464
                                               --------       --------      ---------       --------

Income from operations                           10,176          4,328         19,796          6,694

Other income (expense), net:
  Interest income and other                         919            646          1,894            962
  Interest expense                                 (372)          (314)          (696)          (538)
                                               --------       --------      ---------       --------

Income before income taxes                       10,723          4,660         20,994          7,118

Provision for income taxes                        3,753            699          7,348          1,068
                                               --------       --------      ---------       --------

Net income                                     $  6,970       $  3,961      $  13,646       $  6,050
                                               --------       --------      ---------       --------
                                               --------       --------      ---------       --------

Basic earnings per share                       $    .30       $    .18      $     .58       $    .29
Diluted earnings per share                     $    .27       $    .15      $     .52       $    .25

Weighted common shares outstanding               23,595         22,161         23,445         21,003
Weighted common shares outstanding,
  assuming dilution                              26,033         25,893         26,066         24,646

    See accompanying notes to consolidated condensed financial statements.

                                NEOMAGIC CORPORATION
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (In thousands)
                                    (Unaudited)

                                               July 31,      January 31,
                                                1998            1998
                                               --------      -----------
                                   ASSETS

Current assets:
  Cash and cash equivalents                  $   38,589      $  35,004
  Short-term investments                         31,245         36,016
  Accounts receivable, net                       11,099         11,236
  Inventory                                      13,785          9,342
  Other current assets                            4,249          3,730
                                             ----------      ---------
            Total current assets                 98,967         95,328

Property and equipment, net                       7,313          6,232
Deferred tax assets                               5,669          5,669
Other assets                                        597            354
                                             ----------      ---------

             Total assets                    $  112,546      $ 107,583
                                             ----------      ---------
                                             ----------      ---------

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Working capital line of credit             $        -     $   21,041
  Accounts payable                               20,999          9,490
  Accrued expenses                                9,635         10,652
  Obligations under capital leases                  962          1,273
                                             ----------     ----------
             Total current liabilities           31,596         42,456

Commitments and contingencies

Stockholders' equity:
  Common stock                                       25             24
  Additional paid-in-capital                     62,812         61,263
  Notes receivable from stockholders               (554)          (559)
  Deferred compensation                          (2,179)        (2,801)
  Retained earnings                              20,846          7,200
                                             ----------     ----------
             Total stockholders' equity          80,950         65,127
                                             ----------     ----------

             Total liabilities and
               stockholders' equity          $  112,546     $  107,583
                                             ----------     ----------
                                             ----------     ----------

  See accompanying notes to consolidated condensed financial statements.

                               NEOMAGIC CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)

                                                          Six Months Ended
                                                              July 31,
                                                      -------------------------
                                                         1998           1997
                                                      ---------      ----------
OPERATING ACTIVITIES:
Net income                                            $  13,646      $   6,050
Adjustments to reconcile net income to net
  cash provided by operating activities:
     Depreciation and amortization                        1,437            715
     Amortization of deferred compensation                  443            314
     Changes in operating assets and liabilities:
           Accounts receivable                              137         (3,037)
           Inventory                                     (4,443)        (3,135)
           Other current assets                            (519)          (246)
           Other assets                                    (243)           435
           Accounts payable                              11,509            550
           Accrued expenses                              (1,017)         1,998
                                                      ---------      ---------
Net cash provided by operating activities                20,950          3,644
                                                      ---------      ---------
                                                      ---------      ---------

INVESTING ACTIVITIES:
     Purchases of property and equipment                 (2,518)        (1,533)
     Purchases of short-term investments                (24,859)       (22,928)
     Maturities of short-term investments                29,630          1,000
                                                      ---------      ---------

Net cash provided by (used for) investing
  activities                                              2,253        (23,461)
                                                      ---------      ---------
                                                      ---------      ---------

FINANCING ACTIVITIES:
     Payments on lease obligation                          (311)          (582)
     Proceeds from working capital line of credit             -         24,041
     Payments on working capital line of credit         (21,041)       (23,461)
     Net proceeds from issuance of common stock           1,734         37,900
     Amounts held as restricted cash                          -          2,224
                                                      ---------      ---------

Net cash provided by (used for) financing
  activities                                            (19,618)        40,122
                                                      ---------      ---------
                                                      ---------      ---------

Net increase in cash and cash equivalents                 3,585         20,305
Cash and cash equivalents at beginning
  of period                                              35,004         13,458
                                                      ---------      ---------
Cash and cash equivalents at end of period            $  38,589      $  33,763
                                                      ---------      ---------
                                                      ---------      ---------
Supplemental schedules of cash flow information
Cash paid during the year for:
     Interest                                         $     696      $     558
     Taxes                                            $   6,501      $       -

    See accompanying notes to consolidated condensed financial statements.

                                NEOMAGIC CORPORATION
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation:

     The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries, collectively ("NeoMagic" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at July 31, 1998, the operating results for the three and six months ended July 31, 1998 and 1997 and cash flows for the six months ended July 31, 1998 and 1997. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the six months ended July 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999.

     The second fiscal quarters of 1999 and 1998 ended on July 26, 1998 and July 27, 1997, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

2.   Inventory:

       Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.


                                            July 31,    January 31,
                                              1998          1998
                                            --------    -----------
                                                 (in thousands)
Inventory consists of:

Raw materials                               $ 1,606        $  989
Work in process                               2,065         1,904
Finished goods                               10,114         6,449
                                            -------        ------
    Total                                   $13,785        $9,342
                                            -------        ------
                                            -------        ------

3.   Earnings Per Share

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

Per share information calculated on this basis is as follows:
(in thousands, except per share amount)

                                                 Three Months Ended             Six Months Ended
                                                      July 31,                      July 31,
                                               -----------------------      -------------------------
                                                 1998           1997           1998            1997
                                               ---------      --------      ---------       ---------
Numerator:

     Net income                                $  6,970       $  3,961      $  13,646       $  6,050
                                               --------       --------      ---------       --------

Denominator:
     Denominator for basic earnings per
       share - weighted average shares
       outstanding                               23,595         22,161         23,445         21,003

     Effect of dilutive securities:
         Employee stock options                   2,349          3,457          2,531          3,368
         Warrants                                    89            275             90            275
                                               --------       --------      ---------       --------
     Dilutive potential common shares             2,438          3,732          2,621          3,643
                                               --------       --------      ---------       --------
         Denominator for diluted earnings
           per share - adjusted
           weighted-average shares outstanding   26,033         25,893         26,066         24,646
Basic earnings per share                       $    .30       $    .18      $     .58       $    .29
Diluted earnings per share                     $    .27       $    .15      $     .52       $    .25

4.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") during the quarter ended April 30, 1998. SFAS 130 establishes new rules for the reporting and displaying of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. Gross unrealized gains and losses on available-for-sales securities and foreign currency translation adjustments at July 31, 1998 and 1997 were immaterial.

5.   Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. The standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of derivatives are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt the new standard in the fiscal quarter ended April 31, 2000. The effect of adopting this standard is currently being evaluated, but it is not expected to have a material effect on the Company's financial position or results of operations.

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

     When used in this discussion, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements.
Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, the growth rate of the market for PCs, the percentage of export sales and sales to strategic customers, the adoption or retention of industry standards, and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors that May Effect Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

OVERVIEW

     The Company designs, develops and markets multimedia accelerators for sale to notebook computer manufacturers. The Company has developed the first commercially available high performance silicon technology that integrates large DRAM memory with analog and logic circuitry to provide a high performance multimedia solution on a single chip. The Company's MagicGraph128 and MagicMedia256 families of pin-compatible multimedia accelerators incorporates 128-bit and 256-bit memory buses. The Company believes these products enable notebook PC manufactures to deliver state-of-the-art multimedia capabilities while decreasing power consumption, size, system design complexity and cost.

     The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8-20 of the Company's Fiscal 1998 Annual Report.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                 Three Months Ended             Six Months Ended
                                                        July 31,                    July 31,
                                                 ---------------------------------------------------
                                                  1998           1997           1998           1997
                                                 ------         ------         ------         ------
 Net sales                                       100.0%         100.0%         100.0%         100.0%
 Cost of sales                                    58.2           59.1           57.9           60.0
                                                 -----          -----          -----          -----
 Gross margin                                     41.8           40.9           42.1           40.0
 Operating expenses:
   Research and development                       13.7           13.6           13.4           13.5
   Selling, general and administrative             9.1            9.7            9.1           10.9
                                                 -----          -----          -----          -----
       Total operating expenses                   22.8           23.3           22.5           24.4
                                                 -----          -----          -----          -----
 Income from operations                           19.0           17.6           19.6           15.6
 Other income (expense), net:
       Interest income and other                   1.7            2.6            1.9            2.2
       Interest expense                            (.7)          (1.3)           (.7)          (1.2)
                                                 -----          -----          -----          -----
 Income before income taxes                       20.0           18.9           20.8           16.6
 Provision for income taxes                        7.0            2.8            7.3            2.5
                                                 -----          -----          -----          -----
 Net income                                       13.0%          16.1%          13.5%          14.1%
                                                 -----          -----          -----          -----
                                                 -----          -----          -----          -----

NET SALES

     The Company's net sales to date have been generated from the sale of its multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry, with sales primarily in Asia, Japan, and the United States. Net sales were $53.4 million for the three months ended July 31, 1998, compared to $24.6 million for the three months ended July 31, 1997. Net sales were $101.1 million for the six months ended July 31, 1998, compared to $42.9 million for the six months ended July 31, 1997. Net sales increased primarily as a result of increased market acceptance of the Company's MagicGraph128 products, introduction by the Company of additional products in its MagicMedia256 product family which expanded the portion of the market addressed by NeoMagic products, and the Company's investment in sales and marketing activities.
The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial.

     Export sales accounted for 89.2% and 79.3% of net sales in the three months ended July 31, 1998 and 1997, respectively. Export sales accounted for 87.8% and 82.5% of net sales in the six months ended July 31, 1998 and 1997, respectively. Approximately 58.6% and 61.0% of export sales for the three and six months ended July 31, 1998 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sale transactions were denominated in U.S. dollars.

     Four customers accounted for 23.0%, 18.0%, 11.0% and 10.2% of net sales for the three months ended July 31, 1998. Five customers accounted for 18.2%, 14.5%, 12.7%, 12.4% and 12.4% of net sales for the three months ended July 31, 1997. Four customers accounted for 19.3%, 18.7%, 10.6% and 10.3% of net sales for the six months ended July 31, 1998. Five customers accounted for 18.9%, 16.1%, 13.7%, 11.9% and 11.4% of net sales for the six months ended July 31, 1997. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

GROSS MARGIN

     Gross margin was $22.3 million and $10.0 million for the three months ended July 31, 1998 and 1997, respectively. Gross margin percentages increased to 41.8% for the three months ended July 31, 1998 from 40.9% in the three months ended July 31, 1997. Gross margin was $42.6 million and $17.2 million for the six months ended July 31, 1998 and 1997, respectively. Gross margin percentages increased to 42.1% for the six months ended July 31, 1998 from 40.0% in the six months ended July 31, 1997. The increase in gross margin percentage was due primarily to lower wafer pricing and improved yields on higher production volumes, partially offset by declining average selling prices.

     In the future, the Company's gross margin percentages may be adversely effected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, obtaining satisfactory production yields and changes in the mix of products sold.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $7.3 million and $3.3 million for the three months ended July 31, 1998 and 1997, respectively. Research and development expenses were $13.6 million and $5.8 million for the six months ended July 31, 1998 and 1997, respectively. The Company has made, and intends to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development expenses increased primarily as a result of increased employee related expenses largely related to additional personnel and to a lesser extent consulting, engineering and equipment related expenses. Research and development spending is expected to increase in absolute dollars in fiscal 1999 as compared to fiscal 1998.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

     Sales, general and administrative expenses were $4.8 million and $2.4 million in the three months ending July 31, 1998 and 1997, respectively. Sales, general and administrative expenses were $9.2 million and $4.7 million in the six months ending July 31, 1998 and 1997, respectively. Sales, general and administrative expenses increased primarily as a result of increased commissions associated with higher sales and increased employee related expenses largely related to additional personnel. The Company anticipates that sales, general and administrative expenses will increase in absolute dollars in fiscal 1999 as compared to fiscal 1998.

OTHER INCOME (EXPENSE), NET

     Other income (expense), net increased to $547,000 in the three months ended July 31, 1998 from $332,000 in the three months ended July 31, 1997. Other income (expense), net increased to $1.2 million in the six months ended July 31, 1998 from $424,000 in the six months ended July 31, 1997. The increase in other income (expense), net is due primarily to additional interest income resulting from higher average amounts of cash and short-term investments in the three and six months ended July 31, 1998 compared to the same periods in 1997.

INCOME TAXES

     The Company's effective tax rate for the three and six months ended July 31, 1998 was 35% compared to an effective tax rate for the three and six months ended July 31, 1997 of 15%. The lower effective tax rate for the three and six months ended July 31, 1997 is primarily due to the utilization of the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments decreased $1.2 million in the six months ended July 31, 1998 to $69.8 million from $71.0 million at January 31, 1998. The decrease is primarily due to increased payments against the working capital line of credit. In January 1998, the working capital line of credit was revised such that for wafer shipments subsequent to January 31, 1998 payment for wafers must be made within 30 days of wafer shipment. Working capital increased $14.5 million to $67.4 million at July 31, 1998 from $52.9 million at January 31, 1998.

     The Company generated approximately $21.0 million of cash and cash equivalents in its operating activities during the six months ended July 31, 1998 compared to $3.6 million of net cash generated from operating activities during the comparable period in the prior year. The increase in cash generated from operations is primarily attributable to an $11.0 million increase in accounts payable and a $7.6 million increase in net income from the six month period ended July 31, 1998 compared to the same period the prior year.

     Net cash provided by investing activities for the six months ended July 31, 1998 was $2.3 million, compared to cash used by investing activities of $23.5 million for the six months ended July 31, 1997. The increase in cash provided by investing activities for the six month period ended July 31, 1998 compared to the six month period ended July 31, 1997 was primarily due to a reduction in the net purchases of short-term investments of $26.7 million, offset partially by an increase of $1.0 million of investments in property and equipment for the six month period ended July 31, 1998 compared to the six month period ended July 31, 1997. The higher purchase of short-term investments during the six months ended July 31, 1997 was related to the investment of funds generated from the initial public offering. Continued expansion of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily upon the growth of the Company's future revenues.

     Net cash used in financing activities for the six months ended July 31, 1998 was $19.6 million compared to net cash provided by financing activities of $40.1 for the six months ended July 31, 1997. Net cash used in financing activities for the six months ended July 31, 1998 relates primarily to repayments against the working capital line of credit of $21.0 million offset in part by net proceeds from the issuance of common stock. Net cash provided by financing activities for the six months ended July 31, 1997 related primarily to net proceeds from the initial public offering of $37.8 million and the release of amounts previously held as restricted cash.

     At July 31, 1998 the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of $69.8 million. The Company believes these available funds and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements through the next 12 months. Cash may also be used to acquire technology through purchases and strategic acquisitions. The Company's future capital requirements will depend upon many factors including the rate of net sales growth, the timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

IMPACT OF YEAR 2000

     Like many other companies, the year 2000 computer issue creates risks for NeoMagic Corporation. If internal systems do not correctly recognize and process date information beyond calendar year 1999, there could be an adverse impact on the Company's operations. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

     The Company has completed an assessment and does not believe that it will be required to modify or replace significant portions of its software so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The Company has also assessed the capability of its products sold to customers and believes that it has no exposure to contingencies related to the year 2000 issues for the products it has sold. Management believes that the likelihood of a material adverse impact due to problems with internal systems or products sold to customers is remote and expects that any costs to be incurred to assure year 2000 capability will not have a material adverse effect on the Company's financial position or results of operations. The Company is contacting critical suppliers of products and services to determine that the suppliers' operations and the products and
services they provide are year 2000 capable.   In addition the Company has
commenced work on a contingency plan to address potential problem areas within internal systems and with suppliers and other third parties. It is expected that contingency planning will be on-going throughout calendar year 1998 and 1999.

     The Company has not incurred any costs to date related to preparing for and evaluating year 2000 issues. Based on currently available information, management does not believe that the year 2000 matters discussed above related to internal systems or products sold to customers will have a material adverse impact on the Company's financial condition or overall trends in results of operations; however, it is uncertain to what extent the Company may be affected by such matters. In addition, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company.

FACTORS THAT MAY EFFECT RESULTS

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     NeoMagic's quarterly and annual results of operations are effected by a variety of factors that could materially adversely effect net sales, gross margin and income from operations. These factors include, among others, demand for the Company's products; changes in product or customer mix, (i.e. the portion of the Company's revenues represented by the Company's various products and customers); fluctuations in manufacturing yields; incorrect forecasting of future revenues; availability and cost of manufacturing capacity; unanticipated delays or problems in the introduction or performance of the Company's next generation of products; the Company's ability to introduce new products in accordance with OEM design requirements and design cycles; market acceptance of the products of the Company's customers; OEM introduction of segment zero notebooks resulting in lower selling prices; changes in the timing of product orders due to unexpected delays in the introduction of products of the Company's customers or due to the life cycles of such customers' products ending earlier than anticipated; new product announcements or product introductions by NeoMagic's competitors; competitive pressures resulting in lower selling prices; the volume of orders that are received and can be fulfilled in a quarter; the rescheduling or cancellation of orders by customers which cannot be replaced with orders from other customers; supply constraints for the other components incorporated into its customers' notebook PC products; foreign exchange rate fluctuations; the unanticipated loss of any strategic relationship; seasonality associated with the tendency of PC sales to increase in the second half of each calendar year; the level of expenditures for research and development and sales, general and administrative functions of the Company; costs associated with future litigation; and costs associated with protecting the Company's intellectual property. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely effect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. In such event, the market price of the Common Stock would be materially adversely effected.

RISKS ASSOCIATED WITH DEPENDENCE ON THE NOTEBOOK PC MARKET

     The Company's products are used only in notebook PCs. The notebook PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the notebook PC market has grown substantially in recent years, there is no assurance that such growth will continue. A reduction in sales of notebook PCs, or a reduction in the growth rate of such sales, would likely reduce demand for the Company's products. Moreover, such changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, the PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers such as the Company until the excess inventory has been absorbed. Any reduction in the demand for notebook PCs in general, or for a particular product that incorporates the Company's multimedia accelerators, could have a material adverse impact on the Company's business, financial condition and results of operations.

     The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render the Company's products incompatible with products developed by major hardware manufacturers and software developers, including Intel Corporation and Microsoft Corporation. The Company could be required, as a result, to invest significant time and effort to redesign its products to ensure compliance with relevant standards. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, the Company could miss opportunities to achieve crucial design wins, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products are designed to afford the notebook PC manufacturer significant advantages with respect to product performance, power consumption and size. To the extent that future developments in other notebook PC components or subassemblies incorporate one or more of the advantages offered by the Company's products, the market demand for the Company's products may be negatively impacted, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

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

EFFECTS OF CHANGES IN DRAM PRICING

     The Company's products feature large DRAM memory integrated with analog and logic circuitry on a single chip, while its competitors often provide only the graphics/video analog and logic circuitry on a separate chip to be used in conjunction with DRAMs supplied by others. The prices of the Company's products reflect many factors, including the prices of DRAM chips. As a result, the Company's business, financial condition and results of operations may be materially and adversely effected by unanticipated changes in the price of DRAMs. These changes are typically sudden and dramatic and can extend over a significant period of time. Such changes are currently occurring in the market. A significant reduction in the price of DRAMs could cause the Company's products to be less competitively priced, potentially effecting ongoing product pricing as well as resulting in the loss of design wins for new notebook PCs. In this circumstance, competitors without embedded DRAM potentially could be benefited by DRAM price reductions, and the Company could be forced to respond to pricing pressures precipitated by changes in the DRAM market by reducing the average selling prices of its products to current and prospective system manufacturer customers. Because the Company's product costs cannot be adjusted as rapidly as changes in average selling prices to system manufacturers, the Company's net sales and gross margin would be materially and adversely impacted.

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

     NeoMagic competes with major domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include ATI, Chips & Technologies, Inc. ("Chips & Technologies"- in January 1998, Intel Corporation acquired Chips and Technologies), S3 Incorporated ("S3") and Trident Microsystems, Inc. ("Trident"). NeoMagic may also face increased competition from new entrants into the notebook PC multimedia accelerator market including companies currently selling products designed for desktop PCs. Furthermore, the Company expects that many of its competitors will seek to develop and introduce products that integrate large DRAM with analog and logic circuitry on a single chip. For example, Chips & Technologies and Trident have publicly disclosed that they have or will begin sampling an integrated multimedia accelerator solution for the notebook PC market that would directly compete with the Company's products. Certain of the Company's competitors offer more functionality and / or higher processor speeds at the expense of battery life and power consumption than the Company's product offerings. These feature sets may be more competitive for certain applications than the Company's products. Potential competition also could come from manufacturers that integrate a microprocessor or other components with a multimedia controller. Cyrix (acquired by National Semiconductor in July 1997) is in production of such a product. The successful commercial introduction of such a product by competitors that integrates large DRAM with analog and logic circuitry on a single chip or a product that eliminates the need for a separate multimedia accelerator in notebook PCs could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON MANUFACTURING RELATIONSHIPS

     The Company's products require wafers manufactured with state-of-the-art fabrication equipment and techniques. The Company's products are primarily manufactured by Mitsubishi Electric Corporation ("Mitsubishi Electric") in Japan. In fiscal 1998, the Company began manufacturing wafers with Toshiba Corporation ("Toshiba") in Japan. Each of these manufacturing relationships are covered under the terms of a five-year wafer supply agreement. The Company expects that, for the foreseeable future, some of its products will be single source manufactured. Because the lead time needed to establish a strategic relationship with a new DRAM partner is at least 12 months and the estimated time for a foundry to switch to a new product line is four to nine months, there may be no readily available alternative source of supply for any specific product. A manufacturing disruption experienced by either of the Company's manufacturing partners would impact the production of the Company's product for a substantial period of time, which would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies at Mitsubishi Electric or Toshiba is unsuccessful, the Company's business, financial condition and results of operations would be materially and adversely effected.

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

INVENTORY RISK

     Under its wafer supply agreements with Mitsubishi Electric and Toshiba, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and to place binding purchase orders three to four months prior to shipment from the suppliers. If the Company cancels a purchase order, it must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must make forecasts and place purchase orders for wafers long before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic, and from time-to-time will cause the Company to have an excess or a shortage of wafers for a particular product. As a result of the long lead time for manufacturing wafers, semiconductor companies such as the Company from time-to-time must take charges for excess inventory. For example, the Company booked charges totaling $1.5 million for excess inventory in fiscal 1997. Significant write-offs of excess inventory could materially adversely effect the Company's financial condition and results of operations. Conversely, failure to order sufficient wafers would cause the Company to miss revenue opportunities and, if significant, could impact sales by the Company's customers, which could adversely effect the Company's customer relationships and thereby materially adversely effect the Company's business, financial condition and results of operations.

MANUFACTURING YIELDS

     The fabrication of semiconductors is a complex and precise process. Because NeoMagic's products feature the integration of large DRAM memory with analog and logic circuitry on a single chip, a manufacturer must obtain acceptable yields of both the memory and logic portions of such products, compounding the complexity of the manufacturing process. As a result, the Company may face greater manufacturing challenges than its competitors. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. The Company purchases wafers, not die, and pays an agreed price for wafers meeting certain acceptance criteria. Accordingly, the Company bears the risk of the yield of good die from wafers purchased meeting the acceptance criteria. Poor yields would materially adversely effect the Company's net sales, gross margins and results of operations.

     Semiconductor manufacturing yields are a function both of product design, which is developed largely by the Company, and process technology, which is typically proprietary to the manufacturer. Historically, the Company has experienced lower yields on new products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between the Company and the manufacturer. For example, a design error that resulted in lower than expected yields of finished products caused the Company to take a $1.2 million charge in fiscal 1997. This risk is compounded by the offshore location of the Company's manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. As the Company's relationships with additional manufacturing partners develop, yields could be adversely effected due to difficulties associated with adopting the Company's technology and product design to the proprietary process technology and design rules of each manufacturer. Because of the Company's limited access to wafer fabrication capacity from its manufacturers, any decrease in manufacturing yields could result in an increase in the Company's per unit costs and force the Company to allocate its available product supply among its customers, thus potentially adversely impacting customer relationships as well as revenues and gross margins. There can be no assurance that the Company's manufacturers will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its manufacturers could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company also faces the risk of product recalls resulting from design or manufacturing defects which are not discovered during the manufacturing and testing process. In the event of a significant number of product returns, the Company's net sales and gross margin could be materially adversely effected.

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

     The integration of large DRAM memory with analog and logic circuitry on a single chip is highly complex and is critical to the Company's success. Because of the complexity of its products, however, NeoMagic has experienced delays from time to time in completing development and introduction of new products. In the event that there are delays in the completion of development of future products, including the products currently expected to be announced over the next year, the Company's business, financial condition and results of operations would be materially adversely effected. Although the development cycles for the memory and logic portions of the Company's products have been relatively synchronized to date, there can be no assurance that this synchronization will continue in the future. In addition, there can be no assurance that fundamental advances in either the memory or logic components of the Company's products will not significantly increase the complexity inherent in the design and manufacture of the Company's products, rendering the Company's product technologically infeasible or uncompetitive. The multiple chip solutions offered by some of the Company's competitors are less complex to design and manufacture than the Company's integrated products. As a result, these competitive solutions may be less expensive, particularly during periods of depressed DRAM prices. The time required for competitors to develop and introduce competing products may be shorter and manufacturing yields may be better than those experienced by the Company.

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

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY RIGHTS

     The Company relies in part on patents to protect its intellectual property. In the United States, the Company has been issued nine patents, each covering certain aspects of the design and architecture of the Company's multimedia accelerators. In addition, the Company has patent applications pending in the United States Patent and Trademark Office. There can be no assurance that the Company's pending patent applications, or any future applications will be approved, or that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. Furthermore, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

     As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company in the past has been, and in the future may be, notified that it may be infringing the intellectual property rights of third parties. In November 1994, Cirrus Logic Inc. ("Cirrus Logic") filed suit against the Company and certain of its employees claiming, among other things, breach of fiduciary duty, breach of and interference with contract and misappropriation of trade secrets. The Company and Cirrus Logic settled the lawsuit in June 1996, but the Company incurred an aggregate of $703,000 in expenses in connection with such litigation during fiscal 1995 and fiscal 1996. This settlement did not involve cash payments, but did include a non-solicitation provision and certain contingent cross-licensing provisions. In February 1997, Cirrus Logic sent the Company written notice asserting that the Company's MagicGraph128, MagicGraph128V and MagicGraph128ZV products infringe six United States patents held by Cirrus Logic. Since receiving the notice of alleged infringement, the Company has advised Cirrus Logic that the Company does not believe that any of its products infringe any claims of the patents. The Company also has undergone a confidential external infringement review and has conducted its own internal infringement review, and the Company continues to believe that the Cirrus Logic infringement allegations are unfounded. However, there can be no assurances that Cirrus Logic will not file a lawsuit against the Company or that the Company would prevail in any such litigation. Any protracted litigation by Cirrus Logic or the success of Cirrus Logic in any such litigation could have a material and adverse effect on the Company's financial position or results of operations.

     Further, the Company was notified by certain of its customers that a law suit had been filed and served by a holder of a United States patent asserting that the video/graphics subsystem in such customers' notebook PCs, which use the Company's MagicGraph128 and MagicGraph128V products, infringe certain claims of the patent. The Company may have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by its products. There can be no assurance that the Company's potential obligations to indemnify such customers will not have a material adverse effect on the Company's business, financial condition and results of operations. The Company believes that the Company's MagicGraph128 and MagicGraph128V products do not infringe any of the claims of such patent. The Company's belief is based upon a legal opinion from its patent counsel, Townsend and Townsend and Crew LLP. There can be no assurances that Company or such customers would prevail in any patent litigation, or that such customers will continue to purchase the Company's products while the Company is under the threat of litigation.

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

DEPENDENCE ON INTERNATIONAL SALES AND SUPPLIERS

     Export sales are a critical part of the Company's business. Sales to customers located outside the United States (including sales to foreign operations of customers headquartered in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 83.2%, 96.2% and 90.0% of the Company's net sales for fiscal 1998, 1997 and 1996, respectively, and 87.8% for the first six months of fiscal 1999 ended July 31, 1998. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Some of the Company's international sales are supported by letters of credit issued by its customers. Because the Company's international sales have to date been denominated in United States dollars, increases in the value of the United States dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. All of the Company's wafers are, and for the foreseeable future, will be produced by foreign manufacturers. In addition, the majority of the assembly and test services used by the Company are procured from international sources. Under the Company's wafer supply agreements with Mitsubishi Electric and Toshiba, products are priced in Japanese yen. As a result, the Company's cost of goods sold are subject to fluctuations in the yen-dollar exchange rates. The Company has in the past hedged its exposure to fluctuations in such foreign currency exchange rate by purchasing foreign exchange contracts and will continue to do so in the future. However, there can be no assurance that such hedging will be adequate. Significant wafer or assembly and test service price increases, fluctuations in currency exchange rates or the Company's hedging against currency exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings
          None.

ITEM 2.   Changes in Securities and Use of Proceeds
          The Company completed its initial public offering pursuant to a Registration Statement on Form S-1 in March 1997 and issued 3,575,000 shares (including direct sales of 125,000 shares and an additional 450,000 shares sold pursuant to the underwriters exercise of its over-allotment option) of its Common Stock at a price of $12.00 per share. The offering has been terminated and all the shares were sold. The Company received approximately $37.8 million of cash from the public offering, net of underwriting discounts, commissions, and other offering costs. All of the proceeds from such offering have been used.

ITEM 3.   Defaults Upon Senior Securities
          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

          The Annual Meeting of Stockholder of NeoMagic Corporation was held on June 4, 1998 in Santa Clara, California. 21,433,797 shares of common stock or 87.82% of the total outstanding shares were present or represented by proxies at the meeting. The matters voted upon at the meeting and the results of those votes were as follows:

          1.   Election of directors, Kamran Elahian, Prakash C. Agarwal, Brian
               P. Dougherty, Irwin Federman, James Lally and Klaus Wiemer. Mr. Elahian received 19,983,229 affirmative votes and 1,450,568 votes were withheld. Mr. Agarwal received 21,375,963 affirmative votes and 57,834 votes were withheld. Mr. Dougherty received 17,544,374 affirmative votes and 3,889,423 votes were withheld. Mr. Federman received 16,183,938 affirmative votes and 5,249,859 votes were withheld. Mr. Lally received 16,183,938 affirmative votes and 5,249,859 votes were withheld. Mr. Wiemer received 21,381,963 affirmative votes and 51,834 votes were withheld.

          2. Approval to increase the number of shares of Common Stock available for grant under the Company's Amended 1993 Stock Plan by 875,000 shares. The proposal received 12,946,838 affirmative votes, 8,436,961 negative votes and 49,998 abstentions.

          3. Appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ended January 31, 1999. The proposal received 21,403,093 affirmative votes, 12,066 negative votes and 18,638 abstentions.

ITEM 5.   Other Information
          Not applicable.

ITEM 6.   Exhibits and Reports on Form 8-K
          (a)  Exhibits

          EXHIBIT
          NUMBER         DESCRIPTION
          -------        -----------
          27.1           Financial Data Schedule

          (b)  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the six months ended July 31, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                NEOMAGIC CORPORATION
                                    (Registrant)




                                  Merle McClendon
                              -----------------------
                                  MERLE MCCLENDON
                              Vice President, Finance
                            and Chief Financial Officer
                    (Principal Financial and Accounting Officer)

                                 September 1, 1998