Form 10-Q
period 1998-10-31
NEOMAGIC CORP
filed 1998-12-10
CIK 1030485

--------------------------------------------------------------------------------

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D. C. 20549

                                     FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 1998
OR

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
     (State or other jurisdiction                      (I.R.S. Employer
    of incorporation or organization)                 Identification No.)

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

                              Yes  X               No

    The number of shares of the Registrant's Common Stock, $.001 par value per share, outstanding at November 29, 1998 was 24,804,192

--------------------------------------------------------------------------------

                                NEOMAGIC CORPORATION
                                     FORM 10-Q

                                       INDEX

                                                                         PAGE
PART I.   CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Condensed Financial Statements:


          Consolidated Condensed Statements of Income
               Three and nine months ended October 31, 1998 and 1997       3

          Consolidated Condensed Balance Sheets
               October 31, 1998 and January 31, 1998                       4

          Consolidated Condensed Statements of Cash Flows
               Nine months ended October 31, 1998 and 1997                 5

          Notes to Unaudited Consolidated Condensed Financial Statements   6-7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    8-21


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings                                                22

Item 2.   Changes in Securities and Use of Proceeds                        22

Item 3.   Defaults Upon Senior Securities                                  22

Item 4.   Submission of Matters to a Vote of Security Holders              22

Item 5.   Other Information                                                22

Item 6.   Exhibits and Reports on Form 8-K                                 22

Signatures                                                                 23

PART I.  FINANCIAL INFORMATION
ITEM I.  FINANCIAL STATEMENTS

                                NEOMAGIC CORPORATION
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                       (In thousands, except per share data)
                                    (Unaudited)

                                                            Three Months Ended                Nine Months Ended
                                                                 October 31,                      October 31,
                                                        -------------------------   -----------------------------
                                                           1998           1997              1998           1997
                                                        -------------------------   -----------------------------
Net sales                                               $  67,401      $  37,146        $  168,535      $  79,997

Cost of sales                                              40,436         21,568            99,004         47,261
                                                        -------------------------   -----------------------------

Gross margin                                               26,965         15,578            69,531         32,736

Operating expenses:
  Research and development                                  8,729          4,924            22,295         10,729
  Sales, general and administrative                         5,845          3,452            15,049          8,111
                                                        -------------------------   -----------------------------
               Total operating expenses                    14,574          8,376            37,344         18,840
                                                        -------------------------   -----------------------------

Income from operations                                     12,391          7,202            32,187         13,896

Other income (expense):
  Interest income and other                                 1,039            823             2,933          1,785
  Interest expense                                           (245)          (325)             (941)          (863)
                                                        -------------------------   -----------------------------

Income before income taxes                                 13,185          7,700            34,179         14,818

Provision for income taxes                                  4,615          1,155            11,963          2,223
                                                        -------------------------   -----------------------------

Net income                                              $   8,570      $   6,545        $   22,216      $  12,595
                                                        -------------------------   -----------------------------
                                                        -------------------------   -----------------------------

Basic earnings per share                                $     .36      $     .29        $      .94      $     .58
Diluted earnings per share                              $     .33      $     .25        $      .85      $     .50

Weighted common shares outstanding                         23,828         22,713            23,573         21,573
Weighted common shares outstanding,
    assuming dilution                                      25,950         26,144            26,027         25,145


       See accompanying notes to consolidated condensed financial statements.

                                NEOMAGIC CORPORATION
                       CONSOLIDATED CONDENSED BALANCE SHEETS
                                   (In thousands)
                                    (Unaudited)

                                                      October 31,    January 31,
                                                          1998           1998
                                                      -----------   ------------
                                        ASSETS
Current assets:
  Cash and cash equivalents                             $  52,164     $   35,004
  Short-term investments                                   22,184         36,016
  Accounts receivable, net                                 17,511         11,236
  Inventory                                                 8,117          9,342
  Other current assets                                      9,194          3,730
                                                      -----------   ------------
         Total current assets                             109,170         95,328

Property and equipment, net                                 8,322          6,232
Deferred tax assets                                         5,669          5,669
Other assets                                                  798            354
                                                      -----------   ------------
         Total assets                                   $ 123,959     $  107,583
                                                      -----------   ------------
                                                      -----------   ------------

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Working capital line of credit                        $       -     $   21,041
  Accounts payable                                         19,682          9,490
  Accrued expenses                                         13,391         10,652
  Obligations under capital leases                            839          1,273
                                                      -----------   ------------
         Total current liabilities                         33,912         42,456

Commitments and contingencies

Stockholders' equity:
  Common stock                                                 26             24
  Additional paid-in-capital                               63,094         61,263
  Notes receivable from stockholders                         (554)          (559)
  Deferred compensation                                    (1,935)        (2,801)
  Retained earnings                                        29,416          7,200
                                                      -----------   ------------
         Total stockholders' equity                        90,047         65,127
                                                      -----------   ------------

         Total liabilities and stockholders' equity     $ 123,959     $  107,583
                                                      -----------   ------------
                                                      -----------   ------------


       See accompanying notes to consolidated condensed financial statements.

                               NEOMAGIC CORPORATION
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (In thousands)
                                    (Unaudited)

                                                                         Nine Months Ended
                                                                            October 31,
                                                                      -------------------------
                                                                         1998           1997
                                                                      ----------      ---------
OPERATING ACTIVITIES:
Net income                                                             $  22,216      $  12,595
Adjustments to reconcile net income to net cash provided by
  operating activities:
     Depreciation and amortization                                         2,291          1,148
     Amortization of deferred compensation                                   657            540
     Changes in operating assets and liabilities:
           Accounts receivable                                            (6,275)        (7,954)
           Inventory                                                       1,225          1,089
           Other current assets                                           (5,464)          (186)
           Other assets                                                     (444)          (103)
           Accounts payable                                               10,192          2,232
           Accrued expenses                                                2,739          4,471
                                                                      ----------      ---------
Net cash provided by operating activities                                 27,137         13,832
                                                                      ----------      ---------
                                                                      ----------      ---------

INVESTING ACTIVITIES:
     Purchases of property and equipment                                  (4,381)        (3,003)
     Purchases of short-term investments                                 (30,242)       (47,265)
     Maturities of short-term investments                                 44,074          9,000
                                                                      ----------      ---------
Net cash provided by (used for) investing activities                       9,451        (41,268)
                                                                      ----------      ---------
                                                                      ----------      ---------

FINANCING ACTIVITIES:
     Payments on lease obligation                                           (434)          (849)
     Proceeds from working capital line of credit                              -         36,695
     Payments on working capital line of credit                          (21,041)       (38,442)
     Net proceeds from issuance of common stock                            2,047         38,495
     Amounts held as restricted cash                                           -          2,224
                                                                      ----------      ---------
Net cash provided by (used for) financing activities                     (19,428)        38,123
                                                                      ----------      ---------
                                                                      ----------      ---------

Net increase in cash and cash equivalents                                 17,160         10,687
Cash and cash equivalents at beginning of period                          35,004         13,458
                                                                      ----------      ---------
Cash and cash equivalents at end of period                             $  52,164      $  24,145
                                                                      ----------      ---------
                                                                      ----------      ---------
Supplemental schedules of cash flow information
Cash paid during the year for:
     Interest                                                          $     941      $     863

     Taxes                                                             $   9,301      $   2,822


       See accompanying notes to consolidated condensed financial statements.

                                NEOMAGIC CORPORATION
           NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS


1.  Basis of Presentation:

     The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly-owned subsidiaries, collectively ("NeoMagic" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. Certain prior year amounts have been reclassified to conform to the current year presentation. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation of the financial position at October 31, 1998, the operating results for the three and nine months ended October 31, 1998 and 1997 and cash flows for the nine months ended October 31, 1998 and 1997. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 1998, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

     The results of operations for the nine months ended October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending January 31, 1999.

     The third fiscal quarters of 1999 and 1998 ended on October 26, 1998 and October 27, 1997, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

2.   Inventory:

     Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

Inventory consists of:                                October 31,    January 31,
                                                         1998           1998
                                                      --------------------------
                                                             (in thousands)

Raw materials                                            $  1,610       $    989
Work in process                                             1,772          1,904
Finished goods                                              4,735          6,449
                                                      --------------------------
    Total                                                $  8,117       $  9,342
                                                      --------------------------
                                                      --------------------------


3.   Earnings Per Share

     The consolidated condensed financial statements are presented in
accordance with Statement of   Financial Accounting Standards No. 128 ("SFAS
No. 128"), "Earnings per Share." Basic earnings per common share are computed using the weighted average number of common shares outstanding during the period. Diluted earnings per common share incorporate the common equivalent shares from the incremental shares issuable upon the assumed exercise of stock options and warrants (using the treasury stock method).

Per share information calculated on this basis is as follows:
(in thousands, except per share amount)


                                                                            Three Months Ended          Nine Months Ended
                                                                                October 31,                 October 31,
                                                                        -----------------------------------------------------
                                                                          1998           1997           1998           1997
                                                                        -----------------------------------------------------
Numerator:

     Net income                                                         $  8,570       $  6,545      $  22,216      $  12,595
                                                                        -----------------------------------------------------

Denominator:
     Denominator for basic earnings per share - weighted average
          shares outstanding                                              23,828         22,713         23,573         21,573

     Effect of dilutive securities:
         Employee stock options                                            2,034          3,328          2,365          3,355
         Warrants                                                             88            103             89            217
                                                                        -----------------------------------------------------
     Dilutive potential common shares                                      2,122          3,431          2,454          3,572
                                                                        -----------------------------------------------------
         Denominator for diluted earnings per share -
             adjusted weighted-average shares outstanding                 25,950         26,144         26,027         25,145
Basic earnings per share                                                $    .36       $    .29      $     .94      $     .58
Diluted earnings per share                                              $    .33       $    .25      $     .85      $     .50


4.   Stock Options

     In September 1998, the Board of Directors approved a resolution allowing employees to exchange their existing vested and unvested stock options for new options having an exercise price of $11.50 per share, the then current market price of the Company's common stock. Options to purchase 2,085,700 shares, with an average original exercise price of $15.48 per share, were exchanged by employees. Vested exchanged options are not exercisable by the employees until March 31, 1999.

5.   Comprehensive Income

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") during the quarter ended April 30, 1998. SFAS 130 establishes new rules for the reporting and displaying of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. Gross unrealized gains and losses on available-for-sales securities and foreign currency translation adjustments at October 31, 1998 and 1997 were immaterial.

6.   Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for fiscal years beginning after June 15, 1999. The standard will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative are either offset against the change in fair value of assets, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. The change in a derivative's fair value related to the ineffective portion of a hedge, if any, will be immediately recognized in earnings. The Company expects to adopt the new standard in the fiscal quarter ended April 30, 2000. The effect of adopting this standard is currently being evaluated, but it is not expected to have a material effect on the Company's financial position or results of operations.

PART I.  FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     When used in this discussion, the words "expects", "anticipates" and similar expressions are intended to identify forward-looking statements.
Such statements, which include statements concerning the timing, availability and functionality of products under development, product mix, trends in average selling prices, the growth rate of the market for PCs, the percentage of export sales and sales to strategic customers, the adoption or retention of industry standards, the availability and cost of products from the Company's suppliers, manufacturing yields and exchange rate fluctuations are subject to risks and uncertainties, including those set forth below under "Factors that May Affect Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

OVERVIEW

     The Company designs, develops and markets multimedia accelerators for sale to notebook computer manufacturers. The Company has developed the first commercially available high performance silicon technology that integrates large DRAM memory with analog and logic circuitry to provide a high performance multimedia solution on a single chip. The Company's MagicGraph128 and MagicMedia256 families of pin-compatible multimedia accelerators incorporate 128-bit and 256-bit memory buses, respectively. The Company believes these products enable notebook PC manufactures to deliver state-of-the-art multimedia capabilities while decreasing power consumption, size, system design complexity and cost.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                             Three Months Ended            Nine Months Ended
                                                                 October 31,                   October 31,
                                                            --------------------          --------------------
                                                             1998           1997           1998           1997
                                                            --------------------          --------------------
 Net sales                                                  100.0%         100.0%         100.0%         100.0%
 Cost of sales                                               60.0           58.1           58.7           59.1
                                                            --------------------          --------------------
 Gross margin                                                40.0           41.9           41.3           40.9
 Operating expenses:
   Research and development                                  13.0           13.2           13.2           13.4
   Selling, general and administrative                        8.6            9.3            8.9           10.1
                                                            --------------------          --------------------
       Total operating expenses                              21.6           22.5           22.1           23.5
                                                            --------------------          --------------------
 Income from operations                                      18.4           19.4           19.2           17.4
 Other income (expense):
       Interest income and other                              1.5            2.2            1.7            2.2
       Interest expense                                       (.4)           (.9)           (.6)          (1.1)
                                                            --------------------          --------------------
 Income before income taxes                                  19.5           20.7           20.3           18.5
 Provision for income taxes                                   6.8            3.1            7.1            2.8
                                                            --------------------          --------------------
 Net income                                                 12.7%          17.6%          13.2%          15.7%
                                                            --------------------          --------------------
                                                            --------------------          --------------------

NET SALES

     The Company's net sales to date have been generated from the sale of its multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry, with sales primarily in Asia, Japan, and the United States. Net sales were $67.4 million for the three months ended October 31, 1998, compared to $37.1 million for the three months ended October 31, 1997. Net sales were $168.5 million for the nine months ended October 31, 1998, compared to $80.0 million for the nine months ended October 31, 1997. Net sales increased primarily as a result of increased market acceptance of the Company's MagicGraph128 products, introduction by the Company of its MagicMedia256 product family which expanded the portion of the market addressed by NeoMagic products, and the Company's investment in sales and marketing activities. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competitive price pressures, the Company's products experience declining unit average selling prices over time, which at times can be substantial.

     Export sales accounted for 89.0% and 83.1% of net sales in the three months ended October 31, 1998 and 1997, respectively. Export sales accounted for 88.3% and 82.8% of net sales in the nine months ended October 31, 1998 and 1997, respectively. Approximately 50% and 58% of export sales for the three and nine months ended October 31, 1998 were to affiliates of United States customers. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sale transactions were denominated in U.S. dollars.

     Four customers accounted for 23.7%, 16.8%, 11.0% and 10.2%, respectively of net sales for the three months ended October 31, 1998. Five customers accounted for 16.0%, 15.4%, 14.1%, 12.8% and 10.5%, respectively of net sales for the three months ended October 31, 1997. Three customers accounted for 21.0%, 17.9% and 10.6%, respectively of net sales for the nine months ended October 31, 1998. Five customers accounted for 16.7%, 15.8%, 14.7%, 12.3% and 11.0%, respectively of net sales for the nine months ended October 31, 1997. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a materially adverse effect on the Company's operating results.

GROSS MARGIN

     Gross margins were $27.0 million and $15.6 million for the three months ended October 31, 1998 and 1997, respectively. Gross margin as a percent of net sales decreased to 40.0% for the three months ended October 31, 1998 from 41.9% in the three months ended October 31, 1997. The decrease in gross margin percentage was due primarily to declining average selling prices, partially offset by declining average product costs. Gross margin was $69.5 million and $32.7 million for the nine months ended October 31, 1998 and 1997, respectively. Gross margin percentages increased to 41.3% for the nine months ended October 31, 1998 from 40.9% in the nine months ended October 31, 1997. The increase in gross margin percentage was due primarily to lower wafer pricing and improved yields, partially offset by declining average selling prices.

     In the future, the Company's gross margin percentages may be adversely affected by increased competition and related decreases in unit average selling prices, the timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, foreign currency exchange rate fluctuations, manufacturing yields and changes in the mix of products sold.

RESEARCH AND DEVELOPMENT EXPENSES

     Research and development expenses were $8.7 million and $4.9 million for the three months ended October 31, 1998 and 1997, respectively. Research and development expenses were $22.3 million and $10.7 million for the nine months ended October 31, 1998 and 1997, respectively. The Company has made, and intends to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development expenses increased primarily as a result of increased employee related expenses largely related to additional personnel and to a lesser extent consulting, engineering and equipment related expenses. Research and development spending will increase in absolute dollars in fiscal 1999 as compared to fiscal 1998.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

     Sales, general and administrative expenses were $5.8 million and $3.5 million in the three months ending October 31, 1998 and 1997, respectively. Sales, general and administrative expenses were $15.0 million and $8.1 million in the nine months ending October 31, 1998 and 1997, respectively. Sales, general and administrative expenses increased primarily as a result of increased commissions associated with higher sales and increased employee related expenses largely related to additional personnel. Sales, general and administrative expenses will increase in absolute dollars in fiscal 1999 as compared to fiscal 1998.

OTHER INCOME (EXPENSE)

     Other income (expense), net increased to $794,000 in the three months ended October 31, 1998 from $498,000 in the three months ended October 31, 1997.
Other income (expense), net increased to $2.0 million in the nine months ended October 31, 1998 from $922,000 in the nine months ended October 31, 1997. The increase in other income (expense), net is due primarily to additional interest income resulting from higher average amounts of cash and short-term investments in the three and nine months ended October 31, 1998 compared to the same periods in 1997.

INCOME TAXES

     The Company's effective tax rate for the three and nine months ended October 31, 1998 was 35% compared to an effective tax rate for the three and nine months ended October 31, 1997 of 15%. The lower effective tax rate for the three and nine months ended October 31, 1997 is primarily due to the utilization of the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's cash, cash equivalents and short-term investments increased $3.3 million in the nine months ended October 31, 1998 to $74.3 million from $71.0 million at January 31, 1998. The increase is primarily due to cash provided by operating activities, offset in part by increased payments against the working capital line of credit. In January 1998, in exchange for a lower commission rate, the payment term on wafer purchases was changed from payable in 90 days from shipment to payable in 30 days from shipment. Working capital increased $22.4 million to $75.3 million at October 31, 1998 from $52.9 million at January 31, 1998.

     The Company generated approximately $27.1 million of net cash in its operating activities during the nine months ended October 31, 1998 compared to $13.8 million of net cash generated from operating activities during the comparable period in the prior year. The increase in cash generated from operations is primarily attributable to an $8.0 million increase in accounts payable and a $9.6 million increase in net income from the nine month period ended October 31, 1998 compared to the same period the prior year.

     Net cash provided by investing activities for the nine months ended October 31, 1998 was $9.5 million, compared to cash used by investing activities of $41.3 million for the nine months ended October

31, 1997. The increase in cash provided by investing activities for the nine month period ended October 31, 1998 compared to the cash used for investing activities the nine month period ended October 31, 1997 was primarily due to a reduction in the net purchases and maturities of short-term investments of $52.1 million, offset in part by an increase of $1.4 million of investments in property and equipment. The larger purchases of short-term investments during the nine months ended October 31, 1997 was related to the investment of funds generated from the initial public offering. Continued expansion of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily upon the growth of the Company's future revenues.

     Net cash used in financing activities for the nine months ended October 31, 1998 was $19.4 million compared to net cash provided by financing activities of $38.1 for the nine months ended October 31, 1997. Net cash used in financing activities for the nine months ended October 31, 1998 relates primarily to repayments against the working capital line of credit of $21.0 million offset in part by net proceeds from the issuance of common stock of $2.0 million. Net cash provided by financing activities for the nine months ended October 31, 1997 related primarily to net proceeds from the initial public offering of $37.8 million and the release of amounts previously held as restricted cash.

     At October 31, 1998 the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of $74.3 million. The Company believes these available funds and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements through the next 12 months. Cash may also be used to acquire technologies. The Company's future capital requirements will depend upon many factors including the rate of net sales growth, the timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

IMPACT OF YEAR 2000

     Like many other companies, the year 2000 computer issue creates risks for NeoMagic Corporation. If computer systems do not correctly recognize and process date information beyond calendar year 1999, there could be an adverse impact on the Company's operations. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

     The Company has completed an initial assessment of its internal computer systems, and does not believe that it will be required to modify or replace significant portions of its internal systems so that they will function properly
with respect to dates in the year 2000 and thereafter.   The Company's internal
computer systems consist primarily of third party software tools for engineering, sales, finance and human resources functions. The Company has made inquiries of the software vendors and has been provided assurances that their software either currently is, or soon will be, year 2000 capable.

     NeoMagic does not operate its own manufacturing facilities. Rather, the Company's products are manufactured and tested by independent third party
suppliers, primarily located in Asia and Japan.   The Company believes that its
most reasonably likely worst case year 2000 scenario would relate to problems with its third party suppliers rather than with the Company's internal systems or its products. The Company is contacting critical suppliers of products and services to determine that the suppliers' operations and the products and services they provide are year 2000 capable. Highest priority is being placed on working with suppliers that are critical to the delivery of the Company's product to customers. A worst case scenario involving a critical supplier would be the partial or complete shutdown of the supplier and its resulting inability to provide its products or services to the Company on a timely basis. The Company will monitor its suppliers and will develop contingency plans to address issues related to suppliers that are not considered to be taking all steps necessary to ensure year 2000 capability. Where efforts to work with critical suppliers to ensure year 2000 capability have not been successful, contingency planning generally emphasizes the identification of substitute and second-source supplier sites or planned increases in inventory levels of specific products. This contingency planning is expected to continue through 1999.

     The Company's year 2000 efforts to date have largely been carried out with existing personnel, and the costs incurred to date have not been significant. Management believes that any costs to be incurred to assure that its internal systems and products are year 2000 capable will not have a material adverse effect on the Company's financial position or results of operations. However, the Company is not in a position to identify or to avoid all possible adverse year 2000 scenarios, particularly as it relates to its third party suppliers. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these adverse scenarios were to occur. As such, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company's financial condition or overall results of operations.

FACTORS THAT MAY AFFECT RESULTS

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

     NeoMagic's quarterly and annual results of operations are affected by a variety of factors that could have a material adverse effect on net sales, gross margin and income from operations. These factors include, among others, demand for the Company's products; changes in product or customer mix; incorrect forecasting of future revenues; seasonality associated with the tendency of PC sales to increase in the second half of each calendar year; competitive pressures resulting in lower average selling prices; unanticipated delays or problems in the introduction or performance of the Company's next generation of products; the Company's ability to introduce new products in accordance with OEM design requirements and design cycles; market acceptance of the products of the Company's customers; OEM introduction of low-end notebooks resulting in lower average selling prices; changes in the timing of product orders due to unexpected delays in the introduction of products of the Company's customers or due to the life cycles of such customers' products ending earlier than anticipated; new product announcements or product introductions by NeoMagic's competitors; the volume of orders that are received and can be fulfilled in a quarter; the rescheduling or cancellation of orders by customers which cannot be replaced with orders from other customers; fluctuations in manufacturing yields; fluctuations in foreign exchange rates; availability and cost of manufacturing capacity; supply constraints for the other components incorporated into its customers' notebook PC products; the unanticipated loss of any strategic relationship; the level of expenditures for research and development and sales, general and administrative functions of the Company; costs associated with future litigation; and costs associated with protecting the Company's intellectual property. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. In such event, the market price of the Company's Common Stock would be materially adversely affected.

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

EFFECTS OF CHANGES IN DRAM PRICING

     The Company's products feature large DRAM memory integrated with analog and logic circuitry on a single chip, while its competitors often provide only the graphics/video analog and logic circuitry on a separate chip to be used in conjunction with DRAMs supplied by others. The selling prices of the Company's products reflect many factors, including the prices of DRAM chips. A significant reduction in the price of DRAMs could cause the Company's products to be less competitively priced, potentially effecting ongoing product pricing as well as resulting in the loss of design wins for new notebook PCs. In this circumstance, competitors without embedded DRAM potentially could be benefited by DRAM price reductions, and the Company could be forced to respond to pricing pressures precipitated by changes in the DRAM market by reducing the average selling prices of its products to current and prospective customers. Recently, the DRAM market has experienced significant price erosion, which has been a factor in the overall decline in the average selling price of the Company's products. Because the Company's product costs cannot be adjusted as rapidly as changes in average selling prices to system manufacturers, the Company's business, financial condition and results of operations may be materially and adversely affected by unanticipated changes in the price of DRAM.

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

     NeoMagic competes with major domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include ATI Technologies (ATI), Chips & Technologies, Inc. ("Chips & Technologies"- in January 1998, Intel Corporation acquired Chips and Technologies), S3 Incorporated and Trident Microsystems, Inc. ("Trident"). NeoMagic may also face increased competition from new entrants into the notebook PC multimedia accelerator market including companies currently selling products designed for desktop PCs. Some of the Company's competitors, including Chips & Technologies and Trident have introduced multimedia accelerator products that integrate large DRAM with analog and logic circuitry on a single chip. Certain of the Company's competitors may offer products with more functionality and / or higher processor speeds at the expense of battery life and power consumption than the Company's product offerings. These feature sets may be more competitive for certain applications than the Company's products. Potential competition also could come from manufacturers that integrate the multimedia accelerator with other systems components. For example, Cyrix (acquired by National Semiconductor in July 1997) is in production of an integrated microprocessor and graphics accelerator. Further, several of the Company's competitors have announced plans to develop products that integrate the multimedia accelerator with the core logic chip set. The successful commercial introduction by competitors of products that integrate large DRAM with analog and logic circuitry on a single chip or that eliminate the need for a separate multimedia accelerator in notebook PCs could have a material adverse effect on the Company's business, financial condition and results of operations.

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

INVENTORY RISK

     Under its wafer supply agreements with Mitsubishi Electric and Toshiba, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and to place binding purchase orders three to four months prior to shipment from the suppliers. If the Company cancels a purchase order, it must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must make forecasts and place purchase orders for wafers long before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic, and from time-to-time will cause the Company to have an excess or a shortage of wafers for a particular product. Also, there is a trend for customers to increasingly reduce on-site inventories. OEM's are increasingly moving to "just in time" relationships with their vendors which may shift the inventory carrying risk back to the supplier. Further, as a result of the long lead time for manufacturing wafers, semiconductor companies such as the Company from time-to-time must take charges for excess inventory. For example, the Company booked charges totaling $1.5 million for excess inventory in fiscal 1997. Significant write-offs of excess inventory could materially adversely affect the Company's financial condition and results of operations. Conversely, failure to order sufficient wafers would cause the Company to miss revenue opportunities and, if significant, could impact sales by the Company's customers, which could adversely affect the Company's customer relationships and thereby materially adversely affect the Company's business, financial condition and results of operations.

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

     Semiconductor manufacturing yields are a function both of product design, which is developed largely by the Company, and process technology, which is typically proprietary to the manufacturer. Historically, the Company has experienced lower yields on new products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between the Company and the manufacturer. For example, a design error that resulted in lower than expected yields of finished products caused the Company to take a $1.2 million charge in fiscal 1997. This risk is compounded by the offshore location of the Company's manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. As the Company's relationships with additional manufacturing partners develop, yields could be adversely affected due to difficulties associated with adopting the Company's technology and product design to the proprietary process technology and design rules of each manufacturer. Because of the Company's limited access to wafer fabrication capacity from its manufacturers, any decrease in manufacturing yields could result in an increase in the Company's per unit costs and force the Company to allocate its available product supply among its customers, thus potentially adversely impacting customer relationships as well as revenues and gross margins.
There can be no assurance that the Company's manufacturers will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its manufacturers could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company also faces the risk of product recalls resulting from design or manufacturing defects which are not discovered during the manufacturing and testing process. In the event of a significant number of product returns, the Company's net sales and gross margin could be materially adversely affected.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT; RAPID TECHNOLOGICAL CHANGE

     The Company's business, financial condition and results of operations will depend to a significant extent on its ability to maintain its position in the market for multimedia accelerator products that integrate large DRAM with analog and logic circuitry on a single chip. As a result, the Company believes that significant expenditures for research and development will
continue to be required in the future.   The notebook PC market for which the
Company's products are designed is intensely competitive and is characterized by rapidly changing technology, evolving industry standards and declining average selling prices. Notebook PC manufacturers demand products incorporating rich features and functionality in order to achieve product differentiation. The Company must anticipate the features and functionality that the consumer of notebook PCs will demand, incorporate those features and functionality into products that meet the exacting design requirements of the notebook PC manufacturers, price its products competitively, and introduce the products to the market within the limited window of market demand. For example, 3-D, digital audio and DVD functionality are becoming increasingly important for notebook PCs. The Company's ability to compete may depend on its ability to incorporate these features in its products. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability of Mitsubishi Electric, Toshiba and any additional strategic manufacturing partners to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of NeoMagic's and its customers' products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by system manufacturers and consumers of notebook PCs, will be successfully developed, or will be introduced within the appropriate window of market demand. The failure of the Company to successfully introduce new products and achieve market acceptance for such products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY RIGHTS

     The Company relies in part on patents to protect its intellectual property. In the United States, the Company has been issued ten patents, each covering certain aspects of the design and architecture of the Company's multimedia accelerators. In addition, the Company has patent applications pending in the United States Patent and Trademark Office. There can be no assurance that the Company's pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

DEPENDENCE ON INTERNATIONAL SALES AND SUPPLIERS

      Export sales are a critical part of the Company's business. Sales to customers located outside the United States (including sales to foreign operations of customers headquartered in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 83.2%, 96.2% and 90.0% of the Company's net sales for fiscal 1998, 1997 and 1996, respectively, and 88.3% for the first nine months of fiscal 1999 ended October 31, 1998. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Some of the Company's international sales are supported by letters of credit issued by its customers. Because the Company's international sales have to date been denominated in United States dollars, increases in the value of the United States dollar could increase the price in local currencies of the Company's products in foreign markets and make the Company's products relatively more expensive than competitors' products that are denominated in local currencies. All of the Company's wafers are, and for the foreseeable future will be produced by foreign manufacturers. In addition, the majority of the assembly and test services used by the Company are procured from international sources. Under the Company's wafer supply agreements with Mitsubishi Electric and Toshiba, products are priced in Japanese yen. As a result, the Company's cost of goods sold are subject to fluctuations in the yen-dollar exchange rates. The Company has in the past hedged the majority of its exposure to fluctuations in such foreign currency exchange rate by purchasing foreign exchange contracts and will continue to do so in the future. However, there can be no assurance that such hedging will be adequate. Significant wafer or assembly and test service price increases, fluctuations in currency exchange rates or the Company's hedging against currency exchange rate fluctuations could have a material adverse effect on the Company's business, financial condition and results of operations.

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

IMPACT OF CURRENCY EXCHANGE RATES

     Because the Company currently purchases wafers under purchase contracts denominated in yen, significant appreciation in the value of the yen relative to the U.S. dollar would make the wafers relatively more expensive to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company from time to time enters into foreign currency forward contracts and foreign currency options to minimize foreign currency fluctuation exposures related to these firm purchase commitments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Notwithstanding the measures the Company has adopted, due to the unpredictability and volatility of currency exchange rates and currency controls, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results.

NEED FOR ADDITIONAL CAPITAL

     The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company believes that its existing capital resources will be sufficient to meet the Company's capital requirements through the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital during such period. The Company's future capital requirements will depend on many factors, including the rate of net sales growth, the timing and extent of spending to support research and development programs in new and existing areas of technology and expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products and market acceptance of the Company's products. The Company may raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings
          None.

ITEM 2.   Changes in Securities and Use of Proceeds
          None.

ITEM 3.   Defaults Upon Senior Securities
          None.

ITEM 4.   Submission of Matters to a Vote of Security Holders
          None.

ITEM 5.   Other Information
          Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K
         (a) Exhibits

     EXHIBIT
     NUMBER         DESCRIPTION
     -------        -----------
     27.1           Financial Data Schedule

     (b) Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the nine months ended October 31, 1998.

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                NEOMAGIC CORPORATION
                                    (Registrant)




                                /s/ Merle McClendon
                                -------------------
                                  MERLE MCCLENDON
                              Vice President, Finance
                            and Chief Financial Officer
                    (Principal Financial and Accounting Officer)

                                  December 10, 1998