Form 10-K
period 1999-01-31
NEOMAGIC CORP
filed 1999-04-30
CIK 1030485

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
                            ------------------------

                                   FORM 10-K

(MARK ONE)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED JANUARY 31, 1999,

                                       OR

/ / TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

            FOR THE TRANSITION PERIOD FROM            TO

                        COMMISSION FILE NUMBER 333-20031
                            ------------------------

                              NEOMAGIC CORPORATION
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                               77-0344424
    State or other jurisdiction           [I.R.S. Employer Identification
 of incorporation or organization                      No.]

          3260 JAY STREET                              95054
      SANTA CLARA, CALIFORNIA                        Zip Code
  Address of principal executive
              offices

       Registrant's telephone number, including area code (408) 988-7020
                            ------------------------

        Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act: COMMON STOCK, $.001
                                   PAR VALUE
                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $215,067,589 as of March 28, 1999, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at March 28,1999 was 24,976,739.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrants 1999 Annual Report to Stockholders--Part II and
    Part IV.

(2) Portions of the Registrant's Proxy Statement related to the 1999 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission subsequent to the date hereof--Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1: BUSINESS.

GENERAL

    NeoMagic Corporation (the "Company") was incorporated as a California corporation in May 1993. The Company was subsequently reincorporated as a Delaware corporation in February 1997. The Company's initial public offering occurred in March 1997. The Company operates in one industry segment. NeoMagic designs, develops and markets high-performance semiconductor solutions for sale to original equipment manufacturers ("OEMs") of mobile computing products. To date, all the Company's net sales have been derived from the sale of multimedia accelerators to the notebook PC market.

    Multimedia applications require the storage, processing and display of enormous streams of data. As a result, multimedia PCs have evolved to incorporate higher capacity storage and system memory, faster microprocessors, improved specialized multimedia accelerators, and higher quality displays. However, due to the constraints imposed by the mobile form factor--the need for low power consumption, small size, low weight, favorable thermal characteristics and low cost, among others--the multimedia capabilities of notebook PCs have historically lagged those of desktop computers. Until 1997, this limited the effectiveness of multimedia applications in notebook PCs.

    To fully mobilize multimedia, the Company believed notebook PC manufacturers required a new approach for developing multimedia accelerators which deliver higher performance while minimizing power consumption, system size, weight, complexity and cost.

    The Company, based on its knowledge of and experience in the industry, believes it has developed the first commercially available high performance silicon technology that integrates large DRAM memory with analog and logic circuitry to provide multimedia solutions on a single chip. NeoMagic has pioneered a new technology to provide multimedia semiconductor solutions for notebook PCs, which overcomes the limitations of traditional architectures. Using this technology, the Company has developed its first two product lines: the MagicGraph128 and the MagicMedia256 families of pin-compatible, multimedia (graphics, text and video) accelerator products incorporating a 128-bit and a 256-bit memory bus, respectively. These products provide state-of-the art multimedia capability while decreasing power consumption, size, weight, system design complexity and cost. The Company introduced its first MagicGraph128 product in March 1995, and is currently in production with the fourth generation of this product family. In June 1998, the Company announced the industry's first 256-bit multimedia accelerator, the MagicMedia256AV. This chip integrates audio and DVD video playback acceleration with high-performance PC graphics, into a single twenty-one million transistor chip, with a peak internal bandwidth of 3.2 gigabytes per second. Through January 1999, the Company shipped over one million units of the MagicMedia256AV.

    The Company believes that the dramatic growth of the Internet has expanded its market opportunities, by bringing rich multimedia content to end-users at their offices and in their homes. It is NeoMagic's strategy to participate in multiple market opportunities driven by these trends towards multimedia, mobility, and the Internet. To extend beyond the notebook arena, the Company formed the Consumer Products Division and announced plans to enter into two new market areas: digital cameras and Digital Versatile Disk (DVD) drive solutions. The Company recently completed two acquisitions to bolster and accelerate its new market activities. In February 1999, the Company announced the acquisition of the Optical Drive Storage Group, located in Manchester, England, from Mitel Semiconductor, and the acquisition of Associative Computers, Ltd., (ACL) located in Raanana, Israel, from Robomatix. The Company's plan includes leveraging its MagicWare embedded DRAM technology with the intellectual properties from these recent acquisitions to deliver innovative solutions for the capture, storage, and playback of multimedia content for a rich internet experience on mobile platforms.

    NeoMagic has established strategic relationships with third-party manufacturing partners to produce semiconductor wafers for the Company's products. Pursuant to these strategic relationships, NeoMagic designs the overall product, including the logic and analog circuitry, and the manufacturing partners designs the DRAM modules, manufactures the wafers and performs memory testing and repair. NeoMagic is focused on leveraging its core competencies in logic, analog and memory integration, graphics/video,

DVD, 3D and other multimedia technologies, driver and BIOS software, and power management in its continued development of solutions that facilitate the mobilization of multimedia applications.

PRODUCTS

    All of the Company's net sales in fiscal 1999 were from the sale of multimedia accelerators to notebook PC OEMs, or to third-party subsystem manufacturers who design and manufacture notebooks on behalf of the OEMs. Virtually all of the world's largest notebook PC manufacturers have designed or are designing notebook PCs to include NeoMagic products. NeoMagic products are currently used in notebooks sold by Acer, Compaq, Dell, Fujitsu, Gateway, Hewlett-Packard, Hitachi, IBM, Micron, Mitsubishi, NEC, Panasonic, Sharp, Siemens, Sony, and Toshiba.

    The products in the MagicGraph128 and MagicMedia256 product families integrate large DRAM with analog and logic circuitry on a single chip. NeoMagic's products range from accelerators designed for notebook PCs that span across all notebook categories including desktop replacement, mainstream, value-oriented, ultra-portable, and entry level systems. The following table sets forth information with respect to the Company's main products:

                                                   MEMORY
        PRODUCT              PROJECT STATUS         SIZE                         KEY FEATURES
------------------------  ---------------------  ----------  ----------------------------------------------------
MagicGraph128ZV+          Volume production      9Mbits      Zoom Video port for live video capture, TV output
                          January 1998                       support, ultra-portable applications
-----------------------------------------------------------------------------------------------------------------
MagicGraph128XD           Volume production      16Mbits     Bus master for 3D/video acceleration, Spread
                          June 1997                          spectrum EMI* suppression, 1024x768 resolution with
                                                             greater than 65,000 colors
-----------------------------------------------------------------------------------------------------------------
MagicMedia256AV           Volume production      20Mbits     256-bit integrated graphics/DVD integrated audio,
                          August 1998                        multiple display/dual head, XGA/SXGA support, and
                                                             MagicPass-TM- EMI reduction
-----------------------------------------------------------------------------------------------------------------
MagicWave3DX              Volume production      N/A         Companion chip to MagicMedia256AV providing AC97
                          August 1998                        Audio Codec function and backward compatibility to
                                                             legacy audio standards.

------------------------

*   Electro-Magnetic Interference

    MAGICGRAPH128ZV+. The MagicGraph128ZV+ provides a value-oriented multimedia solution for entry level and ultra-portable notebook computers. The MagicGraph128ZV+ provides a Microsoft PC97 compliant feature set with 128-bit performance to the most cost conscious notebook computers.

    MAGICGRAPH128XD. A pin-compatible alternative to the MagicGraph128ZV+, the MagicGraph128XD offers higher display resolutions, a larger number of displayable colors, and higher performance, providing value oriented notebooks with flexibility in display features and price/performance levels.

    MAGICMEDIA256AV. The MagicMedia256AV is the first 256-bit multimedia accelerator, providing high-end 2D graphics performance, integrated PCI audio controller functions, and DVD video playback acceleration in a single-chip multimedia solution for feature-rich notebook computers. To complete the PCI audio solution of a PC, MagicMedia256AV customers would add an AC97 audio codec as a companion chip. As an industry-standard component, the AC97 compliant codec can be acquired from third-party sources or from NeoMagic.

    MAGICWAVE3DX. The MagicWave3DX is a companion chip to the MagicMedia256AV, which provides AC97 compatible audio codec functions, translating the digital audio data of the MagicMedia256AV's integrated audio controller into analog signals provided by the microphone or needed by the speakers. When used together, the NeoMagic solution provides 3D audio positioning enhancements and soft Wavetable synthesis. The MagicWave3DX also provides additional features through its hardware compatibility with legacy audio standards.

RESEARCH AND DEVELOPMENT

    The Company considers the timely development and introduction of new products to be essential to maintaining its competitive position and capitalizing on market opportunities. Research and development efforts focus on the design of new products and the enhancement or redesign for cost reduction purposes of existing products that will help to maintain or increase the Company's participation in various product areas. At January 31, 1999, the Company had approximately 139 employees engaged in research and development. Research and development expenses in fiscal 1999, 1998 and 1997 were $31.8 million, $16.1 million and $8.6 million, respectively. The Company has made, and intends to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development expenses are expected to increase in absolute dollars in fiscal 2000. The development and successful introduction of new products presents a variety of risks, and there can be no assurance that these or other product development efforts will be completed at the time the Company expects, or that new products will be accepted in the marketplace.

SALES AND MARKETING

    NeoMagic's sales and marketing strategy is an integral part of the Company's effort to become the leading supplier of semiconductor solutions to the leading manufacturers of mobile products. To meet customer requirements and achieve design wins, the Company's sales and marketing personnel work closely with its customers, business partners and key industry trend-setters to define product features, performance, price, and market timing of new products. The Company employs a sales force with a high level of technical expertise and product and industry knowledge to support a lengthy and complex design win process. Additionally, the Company employs a highly trained team of application engineers to assist customers in designing, testing and qualifying system designs that incorporate NeoMagic products. The Company believes that the depth and quality of this design support are key to improving customers' time-to-market deliveries and maintaining a high level of customer satisfaction, which encourages customers to utilize subsequent generations of NeoMagic's products.

    In the United States, the Company sells its products to key customers primarily through direct sales. In Japan, DIA Semicon acts as the Company's sales representative. In Taiwan, Regulus acts as the Company's sales representative, with support from the Company's Taiwan country manager. As of January 31, 1999, NeoMagic employed 41 individuals in its sales, marketing and support organizations, and maintained regional sales offices in California, Texas, Hong Kong and Taiwan.

    In many cases, notebook PCs are designed and manufactured by third party system manufacturers on behalf of the final brand-name OEM. NeoMagic focuses on developing long-term customer relationships with both the system manufacturer and the brand-name OEM. The Company believes that this approach increases the likelihood for design wins, improves the overall quality of support, and enables the timely release of customer products to market.

MANUFACTURING

    The Company's products require semiconductor wafers manufactured with state-of-the-art fabrication equipment and technology. The Company's products are designed to be manufactured in accordance with the DRAM partners' design rules and manufacturing processes. Each DRAM partner has a design team dedicated to NeoMagic product development. The DRAM partners design the DRAM product modules and NeoMagic designs the overall product, including the analog and logic circuitry. The DRAM partners then aid the Company in design verification prior to production. The DRAM partners manufacture the wafers, perform memory testing and repair, and sell the Company finished wafers, with pricing determined on a quarterly basis.

    NeoMagic has strategic relationships with Mitsubishi Electric Corporation ("Mitsubishi Electric"), Toshiba Corporation ("Toshiba") and Infineon Technologies ("Infineon"), formerly Siemens Aktiengesellschaft Semiconductor Group ("Siemens"), to produce its semiconductor wafers. These relationships enable the Company to concentrate its resources on product design and development, where NeoMagic believes it has greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. The Company depends on these suppliers to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs, to produce products of acceptable cost and quality and at acceptable manufacturing yields, and to deliver those products to the Company on a timely basis. A manufacturing disruption experienced by any of the Company's manufacturing partners would have an adverse effect on the Company's business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies at one of the Company's suppliers is unsuccessful, the Company's business, financial condition and results of operations would be materially and adversely affected. Additionally, there can be no assurances that any of the Company's manufacturing partners will continue to devote resources to the production of the Company's products or continue to advance the process design technologies on which the manufacturing of the Company's products are based. The Company in the past has experienced difficulties in some of these areas, and there can be no assurance that in the future the Company will not experience supply-related difficulties, which could have a material effect on the Company's business, financial condition and results of operations.

    The Company uses other third-party subcontractors to perform assembly and testing of the Company's products. The Company develops its own software and hardware for product testing. The Company does not have long-term agreements with any of these subcontractors. As a result of this reliance on third-party subcontractors to assemble and test its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company's products. Due to the amount of time normally required to qualify assembly and test subcontractors, if the Company is required to find alternative subcontractors, shipments could be delayed significantly. Any problems associated with the delivery, quality or cost of the assembly and test of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

COMPETITION

    The market for multimedia accelerators for notebook PCs in which the Company participates is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. NeoMagic believes that the principal factors of competition in this market are performance, price, features, power consumption, size and software support. The ability of the Company to compete successfully in the rapidly evolving notebook PC market depends on a number of factors including, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, the efficiency of production, ramp up of production of the Company's products for particular system manufacturers, end-user acceptance of the system manufacturers' products, market acceptance of competitors' products and general economic conditions. The Company's ability to compete in the future will also depend on its ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render the Company's products incompatible with products developed by major hardware manufacturers and software developers, including Intel Corporation and Microsoft Corporation. The Company could be required, as a result, to invest significant time and resources to redesign its products or obtain license rights to technologies owned by third parties in order to ensure compliance with relevant industry standards. There can be no assurance that the Company could redesign its products or obtain the necessary third-party licenses within the appropriate window of market demand. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, the Company could miss crucial OEM design cycles, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products are designed to afford the notebook PC manufacturer significant advantages with respect to product performance, power consumption and size. To the extent that other future developments in notebook PC components or subassemblies incorporate one or more of the advantages offered by the Company's products, the market demand for the Company's products may be negatively impacted.

    NeoMagic competes with major domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include ATI Technologies
(ATI), Chips & Technologies, Inc. ("Chips & Technologies"- in January 1998, Intel Corporation acquired Chips and Technologies) and Trident Microsystems, Inc. ("Trident"). NeoMagic may also face increased competition from new entrants into the notebook PC multimedia accelerator market including companies currently selling products designed for desktop PCs. Some of the Company's competitors, including Chips & Technologies and Trident, have announced or introduced multimedia accelerator products that integrate large DRAM with analog and logic circuitry on a single chip. Certain of the Company's competitors may offer products with more functionality and / or higher processor speeds at the expense of battery life and power consumption than the Company's product offerings. These feature sets may be more competitive for certain applications than the Company's products. Potential competition also could come from manufacturers that integrate the multimedia accelerator with other systems components. For example, Cyrix (acquired by National Semiconductor in July 1997) is in production of an integrated microprocessor and graphics accelerator. Further, several of the Company's competitors have announced plans to develop products that integrate the multimedia accelerator with the core logic chip set. The successful commercial introduction by competitors of products that integrate large DRAM with analog and logic circuitry on a single chip, or that eliminate the need for a separate multimedia accelerator in notebook PCs could have a material adverse effect on the Company's business, financial condition and results of operations.

    Some of the Company's current and potential competitors operate their own manufacturing facilities. Since the Company does not operate its own manufacturing facility and must make binding commitments to purchase products, it may not be able to reduce its costs and cycle time or adjust its production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on the Company's results of operations.

INTELLECTUAL PROPERTY

    The Company relies in part on patents to protect its intellectual property. In the United States, the Company has been issued ten patents, each covering certain aspects of the design and architecture of the Company's multimedia accelerators. The Company also acquired and/or licensed intellectual properties in the areas of mixed signal analog design and array-based processing as part of the February 1999 acquisitions of the Optical Drive Development Group and ACL. Additionally, the Company and its newly acquired businesses have patent applications pending. There can be no assurance that the Company's pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

    As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident in December. The Company has filed for a summary motion to dismiss the antitrust claim. There can be no assurance as to the results of the request for summary motion, the patent infringement suit and the counter-suit for antitrust filed by Trident.

    The Company in the past has been, and in the future may be, notified that it may be infringing the intellectual property rights of third parties. For example, in February 1997, Cirrus Logic Inc. ("Cirrus Logic") sent the Company written notice asserting that the Company's MagicGraph128, MagicGraph128V and MagicGraph128ZV products infringe six United States patents held by Cirrus Logic. Since receiving the notice of alleged infringement, the Company has advised Cirrus Logic that the Company does not believe that any of its products infringe any claims of the patents. The Company also has undergone a confidential external infringement review and has conducted its own internal infringement review, and the Company continues to believe that the Cirrus Logic infringement allegations are unfounded. However, there can be no assurances that Cirrus Logic will not file a lawsuit against the Company or that the Company would prevail in any such litigation. Any protracted litigation by Cirrus Logic or the success of Cirrus Logic in any such litigation could have a material and adverse effect on the Company's financial position or results of operations.

    Further, in February 1999, the Company was contacted by two of its customers that they have been notified of potential infringement by a holder of three United States patents and are requesting indemnification from NeoMagic. At this time, the Company's counsel is in the preliminary stage of analyzing these patents but has not reached a conclusion. The Company may have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by its products. There can be no assurance that the Company's potential obligations to indemnify such customers will not have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurances that the Company or such customers would prevail in any patent litigation, or that such customers will continue to purchase the Company's products while the Company is under the threat of litigation.

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

BACKLOG

    Sales of the Company's products are primarily made pursuant to standard purchase orders that are cancelable without significant penalties. These purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers' requirements and manufacturing availability. Also, many of the Company's customers are moving to "just in time" relationships with their vendors, whereby orders for product deliveries are not provided to the supplier until just prior to the requested delivery. A large portion of the Company's sales are made pursuant to short lead-time orders. In addition, the Company's actual shipments depend on the manufacturing capacity of the Company's suppliers and the availability of products from such suppliers. As a result of the foregoing factors, the Company does not believe that backlog is a meaningful indicator of future sales.

EMPLOYEES

    As of January 31, 1999, the Company employed a total of 234 full-time employees, including 139 in research and development, 16 in customer service and applications engineering, 25 in sales and marketing, 21 in manufacturing and 33 in finance and administration. The Company also employs, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. The Company's employees are not represented by a collective bargaining organization, and the Company believes that its relations with its employees are good.

MANAGEMENT

EXECUTIVE OFFICERS

    The executive officers of the Company as of January 31, 1999 are as follows:

NAME                                            AGE                                 POSITION
------------------------------------------     -----     --------------------------------------------------------------
Prakash C. Agarwal........................          45   President, Chief Executive Officer and Director

Kamran Elahian............................          44   Chairman of the Board

Niall Bartlett............................          38   Vice President, Lab Director, NeoMagic Technology Labs

Amnon Fisher..............................          51   Vice President, General Manager--Consumer Products

Ron Jankov................................          40   Vice President, General Manager--Multimedia Products

Ibrahim Korgav............................          50   Vice President, Manufacturing Operations

Dr. Clement Leung.........................          49   Vice President, R&D NeoMagic Technology Labs

Merle McClendon...........................          43   Vice President, Finance and Chief Financial Officer

Kenneth Murray............................          48   Vice President, Human Resources

Deepraj Puar..............................          53   Vice President, Technology

    Prakash C. Agarwal, a co-founder of the Company, has been President, Chief Executive Officer, and a Director of the Company since its inception in 1993. Mr. Agarwal has over 20 years of engineering, marketing and general management experience in the semiconductor industry. Prior to joining the Company, he was employed as Vice President and General Manager of Cirrus Logic's Portable Product Division. Mr. Agarwal holds a BS and a MS degree in Electrical Engineering from the University of Illinois.

    Kamran Elahian, a co-founder of the Company, has been Chairman of the Board since the Company's inception in 1993. Mr. Elahian has co-founded several Silicon Valley companies since 1981, including CAE Systems, Inc., a computer-aided engineering software company, Cirrus Logic, a semiconductor manufacturer and Momenta Corporation, a pen-based computer company. In addition to his duties as Chairman of the Company, Mr. Elahian is the Chairman and co-founder of PlanetWeb, Inc., an Internet software company, Chairman and co-founder of Centillium Technology Corporation, a telecommunications semiconductor company and Co-Chairman and founder of Schools Online, a not for profit company. Mr. Elahian holds a BS degree in Computer Science and Mathematics and a Masters of Engineering from the University of Utah.

    Niall Bartlett joined the Company in November 1995 as Vice President, Marketing. In February 1999, Mr. Bartlett became Vice President, Lab Director, NeoMagic Technology Labs. Mr. Bartlett has 14 years of marketing and engineering experience in display and multimedia systems. From 1994 to 1995, he was employed as Multimedia Business Unit Director at Integrated Circuit Systems, Inc., a semiconductor manufacturer. From 1991 to 1994, Mr. Bartlett was Director of Marketing and Development of the semiconductor division of Media Vision, Inc., a multimedia company. From 1985 to 1991, Mr. Bartlett held a number of graphics and multimedia engineering positions while working for IBM United Kingdom Laboratories. Mr. Bartlett holds a BS degree in Electronic Engineering from the University of Southampton (England).

    Amnon Fisher joined the Company in June 1998 as Senior Vice President and General Manager of the Consumer Products division. Mr. Fisher has over 20 years experience in product development, marketing, and general management in the semiconductor industry. Prior to joining NeoMagic, Mr. Fisher served as vice president and general manager of LSI Logic Corporation, Consumer Products Division.

Prior to that, Mr. Fisher held management positions at Fujitsu Microelectronics, Digital Equipment Corporation, and National Semiconductor Corporation. Mr. Fisher holds a Bachelor of Science in Electrical Engineering from the Israel Institute of Technology and a Masters of Science in Electrical Engineering from the City College of New York.

    Daniel Hauck joined the Company in March 1998 as Vice President, Worldwide Sales. Mr. Hauck has over 18 years of sales experience. Mr. Hauck joined NeoMagic from Cirrus Logic where he spent 12 years in a variety of senior sales management positions, most recently as Vice President, Business Development & Asia Pacific Sales. Prior to Cirrus Logic, Mr. Hauck was employed by Technology Marketing, Inc. and Rockwell International. Mr. Hauck is a graduate of The Ohio Institute of Technology where he received his Bachelors in Electrical Engineering Technology.

    Ron Jankov joined the Company in October 1995 as Vice President, Worldwide Sales. In March 1998, Mr. Jankov was promoted to Senior Vice President and General Manager of the Multimedia Products division. Mr. Jankov has 17 years of engineering, operations and sales management experience in the semiconductor industry. From 1994 to 1995 he was employed by Cyrix Corporation, a microprocessor manufacturer, as its Vice President of Asia Operations. From 1990 to 1994, he served as General Manager of Accell, semiconductor engineering and sales company. Mr. Jankov holds a BS degree in Physics from Arizona State University.

    Ibrahim Korgav joined the Company in 1994 as Vice President, Manufacturing Operations. Mr. Korgav has over 20 years of experience in manufacturing management in the semiconductor industry. Prior to joining the Company, Mr. Korgav was the Vice President of Quality/Operations and a co-founder of Micro Linear Corporation, a semiconductor manufacturer. Mr. Korgav holds a BS degree in Engineering from Middle East Technical University (Ankara, Turkey) and a MS degree in Mechanical Engineering from the University of Tulsa.

    Dr. Clement Leung, a co-founder of the Company, served as Vice President, Engineering from the Company's inception in 1993 until March 1998, when he became Vice President, R&D, NeoMagic Technology Labs. Dr. Leung has 14 years of engineering and management experience in the semiconductor industry, primarily in the areas of integrated circuit design and computer-aided design systems. Prior to joining the Company, he was employed as Director of Engineering of Cirrus Logic's Portable Product Division. Dr. Leung holds a SB, a SM and a Ph.D. degree from the Massachusetts Institute of Technology.

    Merle McClendon joined the Company in January 1997 as Vice President, Finance and Chief Financial Officer. Ms. McClendon has 20 years of finance experience. From 1993 through 1996, Ms. McClendon was Vice President and Corporate Controller at S3 Inc., a semiconductor company. From 1980 to 1993, Ms. McClendon was employed by Deloitte and Touche, most recently as a Senior Manager. Ms. McClendon is a Certified Public Accountant and holds a BS degree in Business Administration from San Jose State University.

    Kenneth Murray joined the Company in October 1997 as Vice President, Human Resources. Mr. Murray has over 20 years of human resource experience. Prior to joining the Company, Mr. Murray was Vice President, Human Resources at Akashic Memories Corporation, a magnetic media company. Mr. Murray holds a BS degree in Business Administration from San Jose State University.

    Deepraj Puar, a co-founder of the Company, has been Vice President, Technology since the Company's inception in 1993. Mr. Puar has over 30 years of engineering and management experience in the semiconductor industry, primarily in the area of Memory and ASIC chip development. Prior to joining the Company, Mr. Puar worked at Cirrus Logic, Signetics and Texas Instruments. Mr. Puar holds a B.TECH degree from the Indian Institute of Technology, Kanpur (India) and a MSEE degree from Michigan State University.

ITEM 2. PROPERTIES

    The Company's corporate headquarters, which is also its principal administrative, selling and marketing, customer service, applications engineering and product development facility, is located in Santa Clara, California and consists of approximately 90,000 square feet under leases which expire on April 30, 2003. The Company leases offices in India, Hong Kong, Taiwan and Texas under operating leases that expire at various times through September 2000. The Company believes its existing facilities are adequate for its current needs, but that additional space for growth will be required in the future.

ITEM 3. LEGAL PROCEEDINGS

    In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. ("Trident"). The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by NeoMagic Corporation. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident in December. The Company has filed for a summary motion to dismiss the antitrust claim. There can be no assurance as to the results of the request for summary motion, the patent infringement suit and the counter-suit for antitrust filed by Trident.

    In February 1999, the Company was informed by two of its customers that they have been notified of potential patent infringement by a holder of three United States patents and are requesting indemnification from NeoMagic. At this time, the Company's counsel is in the preliminary stage of analyzing these patents but has not reached a conclusion. The Company may have certain indemnification obligations to customers with respect to the infringement of third-party intellectual property rights by its products. There can be no assurance that NeoMagic's potential obligation to indemnify such customers will not have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurances that the Company or such customers would prevail in any patent litigation, or that such customers will continue to purchase products from the Company while under threat of litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

    (a) Information regarding market, market price range and dividend information appearing under the caption "Quarterly Data" on page 7 of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

    (b) As of March 28, 1999, there were approximately 214 registered holders of record of the Registrant's Common Stock.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    Information regarding selected financial data for fiscal years 1995 through 1999, appearing under the heading "Selected Consolidated Financial Data" on page 6 of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    Information appearing under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 8 through 20 of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY FLUCTUATIONS

    The Company currently purchases all its wafers in Japanese yen, and utilizes foreign currency forward contracts and options to minimize short-term foreign currency fluctuation exposures related to these purchases. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedge transactions. As of January 31, 1999, the Company had no option contracts outstanding and its foreign currency forward contracts were as follows:

                                                                           NOTIONAL    FAIR VALUE
                                                                          -----------  -----------
                                                                               (IN MILLIONS)
Foreign Currency Forward Contracts......................................   $    36.7    ($    0.6)

INVESTMENT PORTFOLIO

    The primary objective of the Company's investment activities is to preserve principal and liquidity while at the same time maximizing yields, without significantly increasing risk. To achieve this objective, the Company places its investments in instruments that meet high credit rating standards as specified in the Company's investment policy. The Company's investment policy also specifies limits on the type, concentration and maturity period of the Company's investments. The Company does not use derivative financial instruments in its investment portfolio.

    The table below summarizes the Company's investment portfolio. The table represents principal cash flows and related average fixed interest rates. Principal (Notional) amounts as of January 31,1999 maturing in fiscal 2000:

                                                                             FAIR VALUE
                                                                       ----------------------
                                                                        TAXABLE   NON-TAXABLE
                                                                       ---------  -----------
                                                                           (IN THOUSANDS,
                                                                        EXCEPT PERCENTAGES)
Cash and cash equivalents............................................  $  34,616   $   2,015
  Weighted average interest rate.....................................        4.2%        3.4%
Short-term investments...............................................     32,274      23,823
  Weighted average interest rate.....................................        5.3%        3.9%
                                                                       ---------  -----------
Total cash, cash equivalents and short-term investments..............  $  66,890   $  25,838
                                                                       ---------  -----------
                                                                       ---------  -----------

Interest earned on non-taxable investments receives preferential tax treatment under the Internal Revenue Code.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Consolidated financial statements, notes thereto and the report of independent auditors on pages 21 through 36 of the Registrant's Fiscal 1999 Annual Report to Stockholders is incorporated herein by reference. Unaudited quarterly financial data for the two-year period ended January 31, 1999 on page 7 of the Registrant's 1999 Annual Report to Stockholders is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

    Not applicable.

                                    PART III

    Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 1999 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information required by this item with respect to directors is contained in the section entitled "Election of Directors" in the 1999 Proxy Statement and is incorporated herein by reference. The required information concerning executive officers of the Company is contained in the section entitled "Management" in Part I of this Form 10-K.

    Item 405 of Regulation S-K calls for disclosure of any known late filing of failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information required by this section relating to executive compensation and transactions is contained in the sections entitled "Election of Directors", "Director Compensation" and "Executive Compensation" in the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information required by this section is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 1999 Proxy Statement and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information required by this section is contained in the section entitled "Certain Relationships and Related Transactions" in the 1999 Proxy Statement and is incorporated herein by reference.

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

(b) Reports on Form 8-K

    None.

         INDEX TO FINANCIAL STATMENTS AND FINANCIAL STATEMENT SCHEDULES

(ITEM 14 (a))

                                                                                                     REFERENCE PAGE
                                                                                               --------------------------
                                                                                                             1999 ANNUAL
                                                                                                  FORM        REPORT TO
                                                                                                   10K      STOCKHOLDERS
                                                                                                  -----     -------------
Consolidated Statements of Operations for the three fiscal years ended January 31, 1999......                        21

Consolidated Balance Sheets January 31, 1999 and January 31, 1998............................                        22

Consolidated Statements of Cash Flows for the three fiscal years ended January 31, 1999......                        23

Consolidated Statements of Stockholders' Equity for the three fiscal years ended January 31,
  1999.......................................................................................                        24

Notes to Consolidated Financial Statements...................................................                     25-35

Report of Ernst & Young LLP, Independent Auditors............................................                        36

Supplementary Information (Unaudited)
  Selected Quarterly Consolidated Financial Data.............................................                         7

Valuation and Qualifying Accounts for the three fiscal years ended January 31, 1999..........          16

    Schedules other that the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

    The consolidated financial statements listed in the above index, which are included in the Company's 1999 Annual Report to Stockholders, are hereby incorporated by reference. With the exception of the pages listed in the above index and the portions of such report referred to in Items 5, 6, 7 and 8 of this Form 10-K, the 1999 Annual Report to Stockholders is not to be deemed filed as a part of this report.

                              NEOMAGIC CORPORATION

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                  YEARS ENDED JANUARY 31, 1999, 1998 AND 1997

                                 (IN THOUSANDS)

                                                                                      ADDITIONS
                                                                      BALANCE AT     CHARGED TO                     BALANCE
                                                                       BEGINNING      COSTS AND                     AT END
                                                                        OF YEAR        EXPENSE      DEDUCTIONS      OF YEAR
                                                                     -------------  -------------  -------------  -----------
Allowance for doubtful accounts:
  Year ended January 31, 1997......................................           --      $      25             --     $      25
  Year ended January 31, 1998......................................    $      25      $     107             --     $     132
  Year ended January 31, 1999......................................    $     132      $      93             --     $     225

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 29, 1999.

                                NEOMAGIC CORPORATION

                                By:             /s/ MERLE MC CLENDON
                                     -----------------------------------------
                                                  Merle Mc Clendon
                                            VICE PRESIDENT, FINANCE AND
                                              CHIEF FINANCIAL OFFICER
                                           (PRINCIPAL FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated:

             NAME                         TITLE                    DATE
------------------------------  --------------------------  -------------------

      /s/ KAMRAN ELAHIAN
------------------------------  Chairman of the Board         April 29, 1998
        Kamran Elahian

                                President, Chief Executive
     /s/ PRAKASH AGARWAL          Officer and Director
------------------------------    (Principal Executive        April 29, 1998
       Prakash Agarwal            Officer)

                                Vice President Finance,
     /s/ MERLE MCCLENDON          Chief Financial Officer
------------------------------    (Principal Financial        April 29, 1998
       Merle McClendon            Officer)

    /s/ BRIAN P. DOUGHERTY
------------------------------  Director                      April 29, 1998
      Brian P. Dougherty

      /s/ IRWIN FEDERMAN
------------------------------  Director                      April 29, 1998
        Irwin Federman

        /s/ JIM LALLY
------------------------------  Director                      April 29, 1998
          Jim Lally

       /s/ KLAUS WIEMER
------------------------------  Director                      April 29, 1998
         Klaus Wiemer

                               INDEX TO EXHIBITS

    The following Exhibits are filed as part of, or incorporated by reference into, this Report:

 EXHIBIT
 NUMBER                                                 DESCRIPTION
---------  -----------------------------------------------------------------------------------------------------
  3.1(1)   Certificate of Incorporation of Registrant.
  3.2(1)   Form of Amended and Restated Certificate of Incorporation of Registrant to be filed upon the closing of the Offering made under the Registration Statement.
  3.3(1)   Bylaws of Registrant.
 10.1(1)   Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
 10.1(2)   Lease Agreement, dated as of October 9,1997, between Registrant and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
 10.2(1)   Amended and Restated 1993 Stock Plan and related agreements.
 10.2(2)   Amendment 1, dated as of October 15, 1997, between Registrant and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
 10.3(2)   Amendment to Agreement dated as of November 20, 1995, between Registrant and Mitsubishi International
           Corporation, as amended.
 10.4(1)   Wafer Supply Agreement, dated as of January 21, 1997, between NeoMagic International Corporation, actually-owned subsidiary of Registrant, and Mitsubishi Electric Corporation.
 10.5(1)   Form of promissory note.
 10.6(1)   Lease Agreement, dated as of February 5, 1996, between Registrant and A&P Family Investments, as landlord.
 10.8(1)   Master Lease Agreement, as amended, dated as of November 24, 1993, between Registrant and Comdisco,
           Inc., and certain exhibits thereto.
 10.9(1)   Master Lease Agreement, dated as of July 19, 1995, between Registrant and Venture Lending & Leasing,
           Inc., and certain exhibits thereto.
 10.10(1)  Agreement, dated as of November 20, 1995, between Registrant and Mitsubishi International Corporation as amended.
 10.11(1)  General Security Agreement, dated November 15, 1995, between Registrant and Mitsubishi International
           Corporation.
 10.13(1)  1997 Employee Stock Purchase Plan, with exhibit
 10.14(3)  Amendment to Agreement dated as of November 20, 1995, between Registrant and Mitsubishi International
           Corporation, as amended.
 10.15     1998 Nonstatutory Stock Option Plan
 10.16     Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation, actually-owned subsidiary of Registrant, and Siemens Aktiengesellschaft Semiconductor Group, now
           operating as Infineon Technologies.
 13.1      Excerpts from Annual Report for the year ended January 31, 1999.
 21.0      NeoMagic Subsidiaries.
 23.0      Consent of Ernst & Young LLP, Independent Auditors
 27.0      Financial Data Schedule.

------------------------

(1) Incorporated by reference to the Company's S-1 for the year ended January 31, 1997

(2) Incorporated by reference to the Company's Form 10-Q for the period ended October 31, 1997.

(3) Incorporated by reference to the Company's Form 10-K for the year ended January 31, 1998

(b) Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the fiscal year ended January 31, 1999.