Form 10-Q
period 1999-04-30
NEOMAGIC CORP
filed 1999-05-28
CIK 1030485

-------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 1999 OR

_ TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to __________

                        Commission file number 000-22009

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

                                 Yes  X    No

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at May 2, 1999 was 25,000,867
-------------------------------------------------------------------------------

                              NEOMAGIC CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                       PAGE
PART I.  CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Condensed Financial Statements:

         Consolidated Condensed Statements of Income
                  Three months ended April 30, 1999 and 1998                            3

         Consolidated Condensed Balance Sheets
                  April 30, 1999 and January 31, 1999                                   4

         Consolidated Condensed Statements of Cash Flows
                  Three months ended April 30, 1999 and 1998                            5

         Notes to Unaudited Consolidated Condensed Financial Statements                 6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                  9-23


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                              24

Item 2.  Changes in Securities                                                          24

Item 3.  Defaults Upon Senior Securities                                                24

Item 4.  Submission of Matters to a Vote of Security Holders                            24

Item 5.  Other Information                                                              24

Item 6.  Exhibits and Reports on Form 8-K                                               24

Signatures                                                                              25

Part I.  Financial Information
Item I.  Financial Statements

                              NEOMAGIC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                                Three Months Ended
                                                                            April 30,         April 30,
                                                                               1999             1998
                                                                           -------------    --------------
Net sales                                                                     $72,397           $47,738

Cost of sales                                                                  45,609            27,510
                                                                           -------------    --------------

Gross margin                                                                   26,788            20,228

Operating expenses:
  Research and development                                                      9,773             6,252
  Sales, general and administrative                                             5,246             4,356
  In-process research and development                                           5,348                 -
                                                                           -------------    --------------
               Total operating expenses                                        20,367            10,608

Income from operations                                                          6,421             9,620
  Interest income and other                                                       784               975
  Interest expense                                                               (252)             (324)
                                                                           -------------    --------------

Income before income taxes                                                      6,953            10,271

Provision for income taxes                                                      3,692             3,595
                                                                           -------------    --------------

Net income                                                                    $ 3,261           $ 6,676
                                                                           =============    ==============

Basic net income per share                                                     $  .13            $  .29
Diluted net income per share                                                   $  .13            $  .26

Weighted common shares outstanding                                             24,476            23,295
Weighted common shares outstanding assuming dilution                           25,636            26,098


See accompanying notes to unaudited consolidated condensed financial statements.

                              NEOMAGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)

                                                                             April 30,        January 31,
                                                                               1999              1999
                                                                           -------------    --------------
ASSETS

Current assets:
  Cash and cash equivalents                                                  $ 35,100          $ 36,631
  Short-term investments                                                       42,298            56,097
  Accounts receivable, net                                                     25,144            19,363
  Inventory                                                                    19,512            19,046
  Other current assets                                                          3,058             2,681
                                                                           -------------    --------------
            Total current assets                                              125,112           133,818

Property, plant and equipment, net                                             11,846             8,335
Deferred tax asset                                                              1,034             1,034
Other assets                                                                    7,383             1,187
                                                                           -------------    --------------

             Total assets                                                   $ 145,375          $144,374
                                                                           =============    ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                           $ 25,425          $ 31,296
  Compensation and related benefits                                             2,906             4,046
  Income taxes payable                                                          4,245             3,059
  Other accruals                                                                4,969             1,876
  Obligations under capital leases                                                611               702
                                                                           -------------    --------------
             Total current liabilities                                         38,156            40,979

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                     25                25
  Additional paid-in-capital                                                   67,661            67,286
  Notes receivable from stockholders                                             (554)             (554)
  Deferred compensation                                                        (1,575)           (1,764)
  Retained earnings                                                            41,662            38,402
                                                                           -------------    --------------
             Total stockholders' equity                                       107,219           103,395
                                                                           -------------    --------------

             Total liabilities and stockholders' equity                     $ 145,375          $144,374
                                                                           =============    ==============

      See accompanying notes to unaudited consolidated condensed financial statements.

                              NEOMAGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                      Three Months Ended
                                                                            ---------------------------------------
                                                                                April 30,          April 30,
                                                                                  1999                 1998
                                                                            ------------------     ----------------
OPERATING ACTIVITIES:

Net income                                                                          $ 3,261              $ 6,676
Adjustments to reconcile net income to net cash provided by
  (used for) operating activities:
     Depreciation and amortization                                                    1,033                  662
     Amortization of deferred compensation                                              150                  224
     Purchased in-process research and development                                    5,348                    -
     Changes in operating assets and liabilities:
           Accounts receivable                                                       (5,781)                 952
           Inventory                                                                   (466)              (2,538)
           Other current assets                                                        (377)                (507)
           Other assets                                                              (1,120)                   -
           Accounts payable                                                          (5,871)              11,311
           Compensation and related benefits                                         (1,140)                 (48)
           Income taxes                                                               1,186                  594
           Other accruals                                                             3,093                 (146)
                                                                            ------------------     ----------------
Net cash provided by (used for) operating activities                                   (684)              17,180
                                                                            ==================     ================

INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                      (4,545)              (1,766)
     Purchases of short-term investments                                            (33,538)             (16,997)
     Maturities of short-term investments                                            47,337                7,971
     Purchase of the Optical Drive Development Group                                 (3,901)                   -
     Purchase of ACL                                                                 (6,523)                   -
                                                                            ------------------     ----------------
Net cash provided by (used for) investing activities                                 (1,170)             (10,792)
                                                                            ==================     ================

FINANCING ACTIVITIES:
     Payments on lease obligation                                                       (91)                (149)
     Payments on working capital line of credit                                           -              (21,041)
     Net proceeds from issuances of common stock                                        414                  682
                                                                            ------------------     ----------------
Net cash provided by (used for) financing activities                                    323              (20,508)
                                                                            ==================     ================

Net (decrease) in cash and cash equivalents                                          (1,531)             (14,120)
Cash and cash equivalents at beginning of period                                     36,631               35,004
                                                                            ------------------     ----------------
Cash and cash equivalents at end of period                                          $35,100              $20,884
                                                                            ==================     ================
Supplemental schedules of cash flow information
Cash paid for:
     Interest                                                                        $  252               $  324
     Taxes                                                                          $ 2,506              $ 6,000
Supplemental schedules of non-cash investing and financing activities:
     Deferred compensation                                                           $  (39)              $    -

      See accompanying notes to unaudited consolidated condensed financial statements.

NEOMAGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation:

         The first quarters of fiscal 2000 and fiscal 1999 ended on May 2, 1999 and April 26, 1998, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

         The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries, collectively ("NeoMagic" or the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at April 30, 1999 and January 31, 1999, and the operating results and cash flows for the three months ended April 30, 1999 and 1998. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         The results of operations for the three months ended April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending January 31, 2000.

         Certain amounts for prior years have been reclassified to conform to current year presentation.

2.   Inventory:

         Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

                                                                     April 30,      January 31,
Inventory consists of:                                                  1999           1999
                                                                   --------------- --------------
                                                                          (in thousands)
Raw materials                                                           $ 4,061        $ 6,396
Work in process                                                           3,812          4,717
Finished goods                                                           11,639          7,933
                                                                   --------------- --------------
    Total                                                               $19,512        $19,046
                                                                   =============== ==============

3.   Acquisitions

         The Company completed two acquisitions in February 1999. The Company acquired the assets and intellectual property of ACL of Tel Aviv, Israel from Robomatix Technology Ltd. for $6 million in cash and warrants to purchase up to 100,000 shares of NeoMagic common stock over a period of five years, at an exercise price of $20 per share. The Company also acquired the assets and intellectual property of the Optical Drive Development Group of Mitel Corporation for $4 million in cash. Both acquisitions were accounted for as purchases.

         For the ACL transaction, the excess purchase price over the estimated fair value of net tangible assets has been allocated to intangible assets, primarily consisting of patents ($1.5 million), assembled workforce ($1.2 million), and goodwill ($0.2 million). In addition to the intangible assets acquired, the Company recorded a $3.3 million charge, representing the write-off of in-process research and development ("IPRD"). The risk adjusted discount rate applied to after-tax cash flows to calculate the IPRD and patent valuation was 50%.

         For the Mitel transaction, the excess purchase price over the estimated fair value of net tangible assets has been allocated to intangible assets, primarily consisting of patents ($1.2 million), assembled workforce ($0.2 million), and goodwill ($0.4 million). In addition to the intangible assets acquired, the Company recorded a $2.0 million charge, representing the write-off of IPRD. The risk adjusted discount rate applied to after-tax cash flows to calculate the IPRD and patent valuation was between 40-45%.

         The allocation of $3.3 million and $2.0 million of the purchase price to IPRD in the case of the ACL and the Mitel acquisitions, respectively, represents the estimated fair value based on risk adjusted cash flows related to each incomplete project. The Company believes that such fair values do not exceed the amount a third party would pay for each such in-process technology. At the date of each of the acquisitions, the projects associated with the IPRD efforts had not yet reached technological feasibility and the in-progress technology had no alternative future use. Accordingly, these costs were expensed. In making its purchase price allocations for the ACL and Mitel acquisitions, the Company used the income approach which considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contribution, as well as project risks. The values assigned to IPRD for each acquisition were determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of these forecasts were based upon future discounted cash flows, taking into account the state of development of each in-process project, the cost to complete that project, the expected income stream, the life cycle of the product ultimately developed, and the associated risks. Projected future net cash flows attributable to the in-process technology, assuming successful development of such technologies, were discounted to their present value using a discount rate which was derived based on the Company's estimated weighted average cost of capital plus a risk premium to account for the inherent uncertainty surrounding the successful completion of each project and the associated estimated cash flows. The value of the assembled workforces was based upon the cost to replace that workforce. Intangible assets, including goodwill, are being amortized over their estimated useful lives of four years.

4.   Earnings Per Share:

         In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 replaces the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effect of options, warrants, and convertible securities. Diluted earnings per share is very similar to fully diluted earnings per share.

Per share information calculated on this basis is as follows:

Three months ended April 30,                                                    1999        1998
---------------------------------------------------------------------------- ----------- -----------
(in thousands, except per share amount)
Numerator:
     Net income                                                              $   3,261   $   6,676
                                                                             ----------- -----------

Denominator:
     Denominator for basic earnings per share - weighted average shares         24,476      23,295

     Effect of dilutive securities:
         Employee stock options                                                  1,160       2,713
         Warrants                                                                    -          90
                                                                             ----------- -----------
     Dilutive potential common shares                                            1,160       2,803
                                                                             ----------- -----------
         Denominator for diluted earnings per share - adjusted weighted-
             average shares                                                     25,636      26,098
Basic earnings per share                                                       $   .13     $   .29
Diluted earnings per share                                                     $   .13     $   .26

5.   Recently Issued Accounting Pronouncements

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") during the quarter ended April 30, 1998. SFAS 130 establishes new rules for the reporting and displaying of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. Gross unrealized gains and losses on available-for-sales securities and foreign currency translation adjustments at April 30, 1999 and 1998 were immaterial.

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131, ("SFAS 131") "Disclosures about Segments of an Enterprise and Related Information." The statement changes standards for the way that public business enterprises identify and report operating segments in annual and interim financial statements. This statement requires selected information about an enterprise's operating segments. Currently, the Company has one operating segment by which management evaluates performance. All of the Company's net sales to date have been derived from the sale of multimedia accelerators, and the Company expects this to continue through fiscal 2000.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." The Standard will require companies to record all derivatives held on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of the derivative is either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the value related to the ineffective portion of a hedge, if any, is recognized in earnings. The Company expects to adopt SFAS 133 as of the beginning of its fiscal year 2001. The effect of adoption of the Standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

         When used in this discussion, the words "expects," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, product mix, trends in average selling prices, the growth rate of the market for notebook PCs, competition, the percentage of export sales and sales to strategic customers, the adoption or retention of industry standards, and the availability and cost of products from the Company's suppliers, are subject to risks and uncertainties, including those set forth below under "Factors that May Affect Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

OVERVIEW

         The Company designs, develops and markets high-performance semiconductor solutions for sale to original equipment manufacturers ("OEM") of mobile computing products including notebook PCs, and more recently digital cameras and DVD drives. The Company pioneered the first commercially available high-performance silicon technology that integrates DRAM, complex logic and analog circuits into a single chip. The Company's proprietary MagicWare-TM-technology eliminates the need to drive signals off-chip to discrete memory, achieving its performance advantage while actually lowering the power consumption and extending the battery life for smaller, lighter weight portable devices. The first commercial application for the Company's technology is in the design, development and marketing of multimedia accelerators for sale to notebook computer manufacturers. To date, all of the Company's net sales have been derived from the sale of the Company's MagicGraph128 and MagicMedia256 families of pin-compatible multimedia accelerators and companion audio chips.

The Company's products require semiconductor wafers manufactured with state-of-the-art fabrication equipment and technology. NeoMagic has established strategic relationships with Mitsubishi Electric Corporation ("Mitsubishi Electric"), Toshiba Corporation ("Toshiba") and Infineon Technologies ("Infineon"), formerly Siemens Aktiengesellschaft Semiconductor Group, to produce its semiconductor wafers and uses other independent contractors to perform assembly, packaging and testing. The Company's foundry relationships are formalized in separate five-year wafer supply agreements. These relationships enable the Company to concentrate its resources on product design and development, where NeoMagic believes it has greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. The Company depends on these suppliers to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to the Company on a timely basis. The Company is currently operating in a supply-constrained environment on some of its principle products, which is expected to have an adverse effect on the Company's fiscal 2000 net sales. Further, the Company anticipates it will have to pay premium prices in order to obtain any incremental wafer capacity from its suppliers, which will have an adverse effect on gross margins for fiscal 2000. The Company is also dependent on its suppliers to advance, on a timely basis, the process design technologies on which the manufacturing of the Company's products are based. The Company is currently experiencing difficulty in bringing to production its advanced 3D multimedia accelerators, which will have an adverse effect on the Company's net sales in Fiscal 2000.

         The Company purchases wafers and pays an agreed price for wafers meeting certain acceptance criteria. To date, all of the Company's wafer purchases, which constitute a significant part of its cost of sales, have been priced in Japanese yen. As a result, exchange rate fluctuations can affect the Company's gross margin. The Company has in the past hedged its exposure to fluctuations in the exchange rate between the Japanese yen and the United States dollar by purchasing forward contracts and options and may continue to do so in the future. Any gains or losses associated with the Company's hedging activities has been immaterial.

         The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 8-20 of the Company's Fiscal 1999 Annual Report.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:

                                                               Three Months Ended
                                                            April 30,      April 30,
                                                               1999           1998
                                                            -----------    -----------
Net sales                                                      100.0%         100.0%
Cost of sales                                                   63.0           57.6
                                                            -----------    -----------
Gross margin                                                    37.0           42.4
Operating expenses:
  Research and development                                      13.5           13.1
  Selling, general and administrative                            7.2            9.1
  In-process research and development                            7.4              -
                                                            -----------    -----------
      Total operating expenses                                  28.1           22.2
                                                            -----------    -----------
Income from operations                                           8.9           20.2
      Interest income and other                                  1.1            2.0
      Interest expense                                           (.4)           (.7)
                                                            -----------    -----------
Income before income taxes                                       9.6           21.5
Provision for income taxes                                       5.1            7.5
                                                            -----------    -----------
Net income                                                       4.5%          14.0%
                                                            ===========    ===========

NET SALES

The Company's net sales to date have been generated from the sale of its multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in Asia, Japan, and the United States. Net sales were $72.4 million for the three months ended April 30, 1999, compared to $47.7 million for the three months ended April 30, 1998. Net sales increased primarily as a result of increased market acceptance of the Company's products, introduction by the Company of additional products in its MagicGraph128 and MagicMedia256 product families expanding the portion of the market addressed by NeoMagic products, and the Company's investment in sales and marketing activities. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competition, a decrease in DRAM pricing and the trend in the market toward lower cost notebook computers, the Company's products may experience declining unit average selling prices over time, which at times can be substantial. In addition, the Company is currently operating in a supply-constrained environment on some of its principle products. This supply shortage is expected to have an adverse effect on net sales for fiscal 2000.

         Export sales accounted for 81.5% and 86.3% of net sales in the three months ended April 30, 1999 and 1998, respectively. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sale transactions were denominated in U.S. dollars.

         Five customers accounted for 21%, 15%, 13%, 13%, and 10% of net sales for the three months ended April 30, 1999. Four customers accounted for 20%, 15%, 10%, and 10% of net sales for the three months ended April 30, 1998. The Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

GROSS MARGIN

         Gross margin was $26.8 million and $20.2 million for the three months ended April 30, 1999 and 1998, respectively. Gross margin percentages decreased to 37.0% for the three months ended April 30, 1999 from 42.4% in the three months ended April 30, 1998. The decrease in gross margin percentage was due primarily to declines in unit average selling prices stemming from the market trend toward lower priced notebooks and increased competition. Also affecting gross margin was a decrease in the dollar/yen exchange rate. These factors were mitigated in part by other product cost decreases stemming from the Company's cost reduction efforts.

         In the future, the Company's gross margin percentages may be affected by the continued trend in the market toward lower priced notebooks, increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), changes in the mix of products sold, timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, insufficient, excess or obsolete inventory levels, manufacturing yields (particularly on new products) and foreign currency exchange rate fluctuations. Further, as the Company is currently operating in a supply-constrained environment, the Company anticipates it will have to pay premium prices in order to obtain any incremental wafer capacity from its suppliers, which will have an adverse effect on gross margins for fiscal 2000.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses include compensation and associated costs relating to development personnel, operating system software costs and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $9.8 million and $6.3 million for the three months ended April 30, 1999 and 1998, respectively. The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development expenses increased primarily as a result of increased employee related expenses largely related to additional personnel and to a lesser extent consulting, engineering and equipment related expenses. Research and development spending is expected to increase in absolute dollars in fiscal 2000.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

         Sales, general and administrative expenses were $5.2 million and $4.4 million in the three months ended April 30, 1999 and 1998, respectively. Sales, general and administrative expenses increased primarily as a result of increased employee related expenses largely related to additional personnel. The Company anticipates that sales, general and administrative expenses will increase in absolute dollars in fiscal 2000.

IN-PROCESS RESEARCH AND DEVELOPMENT

         In-process research and development expenses were $5.3 million in the three months ended April 30, 1999. The Company completed two acquisitions in February 1999. The Company acquired the assets and intellectual property of ACL of Tel Aviv, Israel from Robomatix Technology Ltd. for $6 million in cash and warrants to purchase up to 100,000 shares of NeoMagic common stock over a period of five years, at an exercise price of $20 per share. The Company also acquired the assets and intellectual property of the Optical Drive Development Group of Mitel Corporation for $4 million in cash. Both acquisitions were accounted for as purchases.

         For the ACL transaction, the excess purchase price over the estimated fair value of net tangible assets has been allocated to intangible assets, primarily consisting of patents ($1.5 million), assembled workforce ($1.2 million), and goodwill ($0.2 million). In addition to the intangible assets acquired, the Company recorded a $3.3 million charge, representing the write-off of in-process research and development ("IPRD"). The risk adjusted discount rate applied to after-tax cash flows to calculate the IPRD and patent valuation was 50%.

         For the Mitel transaction, the excess purchase price over the estimated fair value of net tangible assets has been allocated to intangible assets, primarily consisting of patents ($1.2 million), assembled workforce ($0.2 million), and goodwill ($0.4 million). In addition to the intangible assets acquired, the Company recorded a $2.0 million charge, representing the write-off of IPRD. The risk adjusted discount rate applied to after-tax cash flows to calculate the IPRD and patent valuation was between 40-45%.

         The allocation of $3.3 million and $2.0 million of the purchase price to IPRD in the case of the ACL and the Mitel acquisitions, respectively, represents the estimated fair value based on risk adjusted cash flows related to each incomplete project. The Company believes that such fair values do not exceed the amount a third party would pay for each such in-process technology. At the date of each of the acquisitions, the projects associated with the IPRD efforts had not yet reached technological feasibility and the in-progress technology had no alternative future use. Accordingly, these costs were expensed. In making its purchase price allocations for the ACL and Mitel acquisitions, the Company used the income approach which considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contribution, as well as project risks. The values assigned to IPRD for each acquisition were determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of these forecasts were based upon future discounted cash flows, taking into account the state of development of each in-process project, the cost to complete that project, the expected income stream, the life cycle of the product ultimately developed, and the associated risks. Projected future net cash flows attributable to the in-process technology, assuming successful development of such technologies, were discounted to their present value using a discount rate which was derived based on the Company's estimated weighted average cost of capital plus a risk premium to account for the inherent uncertainty surrounding the successful completion of each project and the associated estimated cash flows. The value of the assembled workforces was based upon the cost to replace that workforce. Intangible assets, including goodwill, are being amortized over their estimated useful lives of four years.

INTEREST INCOME AND OTHER

         The Company earns interest on its cash and short-term investments. Interest income and other was $784,000 and $975,000 for the first quarter of fiscal 2000 and 1999, respectively. The decrease in interest income and other in the first quarter of fiscal 2000 stemmed from an increase in tax-exempt securities investments, which carry lower pre-tax yields.

INTEREST EXPENSE

         The Company pays interest and commissions on wafer purchases and interest on its capital leases. Interest expense was $252,000 and $324,000, in the first quarter of fiscal 2000 and 1999, respectively. The decrease in interest expense from fiscal 1999 reflects lower interest and commission rates on wafer purchases and lower capital lease balances.

INCOME TAXES

         The Company's effective tax rate for the three months ended April 30, 1999 was 30%, excluding the effect of the in-process research and development charge of $5.3 million, compared to an effective tax rate for the three months ended April 30, 1998 of 35%. The lower effective tax rate for the three months ended April 30, 1999 is due primarily to changes in the geographical mix of revenue and operating profits.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and short-term investments decreased $15.3 million in the three months ended April 30, 1999 to $77.4 million from $92.7 million at January 31, 1999. The decrease is due primarily to the two acquisitions completed in February 1999 for $10.4 million, an increase in accounts receivable, and a decrease in accounts payable, offset in part by income from operations and other accruals. Working capital decreased $5.8 million to $87.0 million at April 30, 1999 from $92.8 million at January 31, 1999.

         Net cash used in operating activities for the three months ended April 30, 1999 was $0.7 million compared to $17.2 million of net cash provided by operating activities for the three months ended April 30, 1998. The cash used in operating activities during the first quarter of fiscal 2000 relates primarily to a $5.9 million decrease in accounts payable and a $5.8 million increase in accounts receivable, partially offset by income from operations and an increase in other accruals.

         Net cash used for investing activities for the three months ended April 30, 1999 was $1.2 million, compared to $10.8 million for the three months ended April 30, 1998. Cash used for investing activities during the first quarter of fiscal 2000 stemmed from the $10.4 million associated with the acquisitions of the Optical Drive Development Group and ACL and a $4.5 million increase in property, plant and equipment, partially offset by net maturities of short-term investments of $13.8 million. Continued expansion of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the growth of the Company's future revenues.

         Net cash provided by financing activities was $0.3 million for the three months ended April 30, 1999 compared to net cash used in financing activities of $20.5 for the three months ended April 30, 1998. Net cash provided by financing activities for the three months ended April 30, 1999 relates primarily to net proceeds from issuances of common stock. Net cash used in financing activities for the three months ended April 30, 1998 relates primarily to repayments against the working capital line of $21.0 million.

         At April 30, 1999 the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of $77.4 million. The Company believes these available funds and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements through the next 12 months. Investments will continue in product development in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. The Company's future capital requirements will depend on many factors including the rate of net sales growth, the timing and extent of spending to support research and development programs, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

IMPACT OF CURRENCY EXCHANGE RATES

         Because the Company currently purchases all wafers under purchase contracts denominated in yen, significant appreciation in the value of yen relative to the value of the U.S. dollar would make the wafers relatively more expensive to the Company, which could have a material adverse effect on the Company's business, financial condition and results of operations. The Company generally enters into foreign currency forward contracts and foreign currency options to minimize short-term foreign currency fluctuation exposures related to these firm purchase commitments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Notwithstanding the measures the Company has adopted, due to the unpredictability and volatility of currency exchange rates and currency controls, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results.

IMPACT OF YEAR 2000

         Like many other companies, the year 2000 computer issue creates risks for the Company. If computer systems do not correctly recognize and process date information beyond calendar year 1999, there could be an adverse impact on the Company's operations. Computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

         The Company has completed an initial assessment of its internal computer systems, and does not believe that it will be required to modify or replace significant portions of its internal systems so that they will function properly with respect to dates in the year 2000 and thereafter. The Company's internal computer systems consist primarily of third party software tools for engineering, sales, finance and human resources functions. The Company has reviewed its internal business software including system software for order management, finance, purchasing and human resources. All major system software was found to be year 2000 compliant. The Company is working closely with the suppliers of its engineering software tools on the year 2000 issue, and plans to have all such tools updated and tested for year 2000 compliance by the middle of fiscal 2000. The Company is also reviewing its networks, telephones, PCs and workstations, and expects all to be in compliance by the middle of fiscal 2000. For all new software purchases, the Company requires year 2000 compliance.

         NeoMagic does not operate its own manufacturing facilities. Rather, the Company's products are manufactured and tested by independent third party suppliers, primarily located in Asia and Japan. The Company believes that its most reasonably likely worst case year 2000 scenario would relate to problems with its third party suppliers rather than with the Company's internal systems or its products. The Company has contacted critical suppliers of products and services to determine whether or not the suppliers' operations and the products and services they provide are year 2000 capable. Highest priority is being placed on working with suppliers that are critical to the delivery of the Company's products to customers. A worst case scenario involving a critical supplier would be the partial or complete shutdown of the supplier and its resulting inability to provide its products or services to the Company on a timely basis. The Company continues to monitor its suppliers and will develop specific contingency plans by the middle of fiscal 2000 to address issues related to suppliers that are not considered to be taking all steps necessary to ensure year 2000 capability. Where efforts to work with critical suppliers to ensure year 2000 capability have not been successful, contingency planning generally emphasizes the identification of substitute and second-source suppliers where available or planned increases in inventory levels of specific products in advance of the end of calendar year 1999. This contingency planning is expected to be ongoing through calendar 1999.

         The Company's year 2000 efforts to date have largely been carried out with existing personnel, and the incremental costs incurred to date have been less than $250,000. Management believes that incremental costs to be incurred going forward to assure that its internal systems and products are year 2000 capable will be less than $250,000. However, the Company is not in a position to identify or to avoid all possible adverse year 2000 scenarios, particularly as it relates to its third party suppliers. Due to the large number of variables involved, the Company cannot provide an estimate of the damage it might suffer if any of these adverse scenarios were to occur. As such, there can be no assurance that the failure to ensure year 2000 capability by a supplier or another third party would not have a material adverse effect on the Company's financial condition or overall results of operations.

FACTORS THAT MAY AFFECT RESULTS

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         NeoMagic's quarterly and annual results of operations are affected by a variety of factors that could materially adversely affect net sales, gross margin and income from operations. These factors include, among others, demand for the Company's products, changes in product or customer mix (i.e. the portion of the Company's revenues represented by the Company's various products and customers), incorrect forecasting of future revenues, fluctuations in manufacturing yields, availability and cost of manufacturing capacity, insufficient, excess or obsolete inventory levels, foreign exchange rate fluctuations, unanticipated delays or problems in the introduction or performance of the Company's next generation of products, the Company's ability to introduce new products in accordance with OEM design requirements and design cycles, the Company's ability to leverage its technology across new markets, market acceptance of the end-products of the Company's customers, changes in the timing of product orders due to unexpected delays in the introduction of products of the Company's customers or due to the life cycles of such customers' products ending earlier than anticipated, new product announcements or product introductions by NeoMagic's competitors, competitive pressures resulting in lower average selling prices, the volume of orders that are received and can be fulfilled in a quarter, the rescheduling or cancellation of orders by customers which cannot be replaced with orders from other customers, supply constraints for the other components incorporated into its customers' notebook PC products, the unanticipated loss of any strategic relationship, the level of expenditures for research and development and sales, general and administrative functions of the Company, affect on the company's business due to internal systems or systems of suppliers, infrastructure providers and other third parties adversely affected by year 2000 problems, and litigation involving antitrust, intellectual property, and other issues. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profits. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. In such event, the market price of the Common Stock would be materially adversely affected.

RISKS ASSOCIATED WITH DEPENDENCE ON THE NOTEBOOK PC MARKET

         The Company's products are currently used only in notebook PCs. The notebook PC market is characterized by rapidly changing technology, evolving industry standards, frequent new product introductions, significant price competition, and the trend toward lower priced notebooks, which is resulting in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the notebook PC market has grown substantially in recent years, there is no assurance that such growth will continue. A reduction in sales of notebook PCs, or a reduction in the growth rate of such sales, would likely reduce demand for the Company's products. Moreover, such changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, the PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers such as the Company until the excess inventory has been absorbed. Any reduction in the demand for notebook PCs in general, or for a particular product that incorporates the Company's multimedia accelerators, could have a material adverse impact on the Company's business, financial condition and results of operations.

         The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render the Company's products incompatible with products developed by major hardware manufacturers and software developers, including Intel Corporation and Microsoft Corporation. The Company also will continue to need licenses from Intel, Microsoft and perhaps, other companies in order to manufacture products that are compatible with industry standards, including particularly the industry standards set by those companies. There is no assurance that such licenses will always be available, or will be available on reasonable terms. The Company could be required, as a result, to invest significant time and effort to redesign its products to ensure compliance with relevant standards. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, or the Company is unable to obtain necessary licenses from industry standard setters, the Company could miss crucial OEM design cycles, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products are designed to afford the notebook PC manufacturer significant advantages with respect to product performance, power consumption and size. To the extent that other future developments in notebook PC components or subassemblies incorporate one or more of the advantages offered by the Company's products, the market demand for the Company's products may be negatively impacted, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT CONCENTRATION, RISKS ASSOCIATED WITH MULTIMEDIA PRODUCTS

         The Company's revenues currently are entirely dependent on the market for multimedia accelerators for notebook PCs, and on the Company's ability to compete in that market. Since the Company has no other revenue generating product line, the Company's revenues and results of operations would be materially adversely affected if for any reason it were unsuccessful in selling multimedia accelerators. The notebook PC market frequently undergoes transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If the Company's products were unable to support the new feature sets or performance levels stemming from such a transition, the Company would likely not have the opportunity to compete for new design wins until it was able to incorporate the new feature sets or performance requirements into its products. The Company is currently experiencing difficulty in bringing to production its advanced 3D multimedia accelerators, which will have an adverse effect on the Company's annual net sales in Fiscal 2000. Failure by the Company to develop and market, on a timely basis, products with the required feature sets or performance standards could have a material adverse effect on the Company's business, financial condition and results of operations.

         The notebook PC multimedia market is characterized by extreme price competition. Leading-edge products may command higher average selling prices, but prices decline throughout the product life cycle as comparable and more advanced products are introduced into the market. As a result, the Company's ability to maintain average selling prices and gross margins depends substantially on its ability to continue introducing new products. Its ability to maintain gross margins is also dependent upon its ability to reduce product costs throughout a product life cycle by instituting cost reduction design changes and yield improvements, persuading customers to adopt cost-reduced versions of its products, and successfully managing its manufacturing and subcontractor relationships. Failure by the Company to design and market advanced products in a timely manner, and to reduce product costs on older products, would have a material adverse effect on the Company's net sales, gross margins and results of operations.

CONSUMER PRODUCT EXECUTION

         The Company announced the formation of the Consumer Products division in June 1998. The division will explore consumer, semiconductor product opportunities in emerging markets such as digital video disks, digital cameras, and other consumer products that can benefit from the advantages of embedded DRAM MagicWare-TM- technology pioneered by NeoMagic. In February 1999, the Company completed two acquisitions to further the development efforts of the Consumer Products division. The Company acquired the Optical Drive Development Group and associated DVD intellectual properties from Mitel Semiconductor in Manchester, England and the assets and intellectual properties of ACL of Tel Aviv, Israel from Robomatix Technologies Ltd. The DVD and digital camera markets are new and evolving. The Company's ability to compete in these new markets will depend on its ability to identify and ensure compliance with evolving industry standards, develop and market compelling semiconductor solutions, and deliver those solutions to the market in a timely and cost effective manner. Any such new product development program faces substantial risks and uncertainties, including risks as to the costs, timing and results of engineering efforts, competitive risks and market development risks. There can be no assurance that the products the Company expects to introduce will incorporate the features, functionality and pricing demanded by the market, or will be introduced within the appropriate window of market demand. The failure of the Company to successfully introduce new products and achieve market acceptance for such products would have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION

         The Company's sales are concentrated within a limited customer base in the notebook PC market. The Company expects that a small number of customers will continue to account for a substantial portion of its net sales for the foreseeable future. Furthermore, the majority of the Company's sales are made on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products, or by a decline in the number of notebook PCs sold by a single customer.

EFFECTS OF CHANGES IN DRAM PRICING

         The Company's products feature large DRAM memory integrated with analog and logic circuitry on a single chip, while its competitors often provide discrete analog and logic circuitry to be used in conjunction with DRAM supplied by others. The selling prices of the Company's products reflect many factors, including the prices of DRAM chips. As the Company places firm purchase commitments for wafers some 3 to 4 months in advance, significant reductions in the market price of DRAM could cause the Company's products to become less competitively priced relative to competing discrete solutions with non-integrated DRAM. In this circumstance, the Company could be forced to respond to pricing pressures precipitated by changes in the DRAM market by reducing the average selling prices of its products to current and prospective customers. Recently, the DRAM market has experienced significant price erosion, which has been a factor in the overall decline in the average selling price of the Company's products. Because the Company's product costs cannot be adjusted as rapidly as changes in the market price of DRAM, the Company's business, financial condition and results of operations may be materially and adversely affected by unanticipated changes in the price of DRAM.

COMPETITION

         The market for multimedia accelerators for notebook PCs in which the Company competes is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. NeoMagic believes that the principal factors of competition in this market are performance, price, features, power consumption, size and software support. The ability of the Company to compete successfully in the rapidly evolving notebook PC market depends on a number of factors, including success in designing and subcontracting the manufacture of new products that implement new technologies in a timely manner, product quality, reliability, price, the efficiency of production, design wins for NeoMagic's integrated circuits, ramp up of production of the Company's products for particular system manufacturers, end-user acceptance of the system manufacturers' products, market acceptance of competitors' products and general economic conditions. There can be no assurance that the Company will be able to compete successfully in the future.

         NeoMagic competes with major domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include ATI Technologies (ATI), Chips & Technologies, Inc. ("Chips & Technologies"- in January 1998, Intel Corporation acquired Chips and Technologies) and Trident Microsystems, Inc. ("Trident"). NeoMagic may also face increased competition from new entrants into the notebook PC multimedia accelerator market including companies currently selling products designed for desktop PCs. Some of the Company's competitors, including Chips & Technologies and Trident have announced or introduced multimedia accelerator products that integrate large DRAM with analog and logic circuitry on a single chip. Certain of the Company's competitors may offer products with more functionality and / or higher processor speeds at the expense of battery life and power consumption than the Company's product offerings. These feature sets may be more competitive for certain applications than the Company's products. Potential competition also could come from manufacturers that integrate the multimedia accelerator with other systems components. For example, several of the Company's competitors have announced plans to develop products that integrate the multimedia accelerator with the core logic chip set. The successful commercial introduction by competitors of products that integrate large DRAM with analog and logic circuitry on a single chip or that eliminate the need for a separate multimedia accelerator in notebook PCs could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON MANUFACTURING RELATIONSHIPS

         The Company's products require wafers manufactured with state-of-the-art fabrication equipment and techniques. The Company's wafers currently are manufactured by Mitsubishi Electric and Toshiba in Japan. In February 1999, the Company entered into a wafer supply agreement with Infineon (formerly Siemens) of Germany. Each of these manufacturing relationships is covered under the terms of a five-year wafer supply agreement. The Company expects that, for the foreseeable future, some of its products will be manufactured by a single source. Since, in the Company's experience, the lead time needed to establish a strategic relationship with a new DRAM partner is at least 12 months and the estimated time for a foundry to switch to a new product line ranges from four to nine months, there may be no readily available alternative source of supply for specific products. A manufacturing disruption experienced by any of the Company's manufacturing partners or the failure of one of the Company's manufacturing partners to dedicate adequate resources to the production of the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies by the Company's manufacturing partners is unsuccessful, the Company's business, financial condition and results of operations would be materially and adversely affected.

         There are many other risks associated with the Company's dependence upon third party manufacturers, including: reduced control over delivery schedules, quality, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on wafers supplied to the Company; and potential misappropriation of NeoMagic intellectual property. The Company is dependent on its manufacturing partners to migrate the process technology in a timely manner, produce wafers with acceptable quality and manufacturing yields, deliver those wafers on a timely basis to the Company's third party assembly subcontractors and to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs. Although the Company's products are designed using the process design rules of the particular manufacturer, there can be no assurance that the Company's manufacturing partners will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, there can be no assurance that the Company's manufacturing partners will continue to devote adequate resources to the production of the Company's products or continue to advance, on a timely basis, the process design technologies on which the manufacturing of the Company's products are based. The Company in the past has experienced difficulties in some of these areas, and is currently operating in a supply-constrained environment on some of its principle products which is expected to have an adverse effect on the Company's business, financial position and results of operations during at least the second quarter of fiscal 2000.

         The Company's products are assembled and tested by third party subcontractors. The Company does not have long-term agreements with any of these subcontractors. Such assembly and testing is conducted on a purchase order basis. As a result of its reliance on third party subcontractors to assemble and test its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company's products. Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if the Company were required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and test of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

INVENTORY RISK

         Under its wafer supply agreements with Mitsubishi Electric, Toshiba and Infineon, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and to place binding purchase orders three to four months prior to shipment from the suppliers. If the Company cancels a purchase order, it must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must make forecasts and place purchase orders for wafers long before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic, and from time-to-time will cause the Company to have an excess or shortage of wafers for a particular product. Also, many of the Company's customers are moving to "just in time" relationships with their vendors, which can shift the risk of carrying inventory back to the supplier. As a result of the long lead-time for manufacturing wafers and the increase in "just in time" ordering by PC manufacturers, semiconductor companies such as the Company from time-to-time must take charges for excess inventory. Significant write-offs of excess inventory could have a material adverse effect on the Company's financial condition and results of operations. Conversely, failure to obtain sufficient wafers can cause the Company to miss revenue opportunities and, if significant, could impact sales by the Company's customers. The Company is currently experiencing such a wafer shortage on some of its principle products, which is expected to have an adverse effect on the Company's business, financial condition and results of operations through at least the second quarter of fiscal 2000.

MANUFACTURING YIELDS

         The fabrication of semiconductors is a complex and precise process. Because NeoMagic's products feature the integration of large DRAM memory with analog and logic circuitry on a single chip, a manufacturer must obtain acceptable yields of both the memory and logic portions of such products, compounding the complexity of the manufacturing process. As a result, the Company may face greater manufacturing challenges than its competitors. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. The Company purchases wafers, not die, and pays an agreed upon price for wafers meeting certain acceptance criteria. Accordingly, the Company bears the risk of the yield of good die from wafers purchased meeting the acceptance criteria. Poor yields would materially adversely affect the Company's net sales, gross margins and results of operations.

         Semiconductor manufacturing yields are a function of both product design, which is developed largely by the Company, and process technology, which is typically proprietary to the manufacturer. Historically, the Company has experienced lower yields on new products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between the Company and the manufacturer. This risk is compounded by the offshore location of the Company's manufacturers, increasing the effort and time required identifying, communicating and resolving manufacturing yield problems. As the Company's relationships with additional manufacturing partners develop, yields could be adversely affected due to difficulties associated with adopting the Company's technology and product design to the proprietary process technology and design rules of each manufacturer. Any significant decrease in manufacturing yields could result in an increase in the Company's per unit product cost and could force the Company to allocate its available product supply among its customers, potentially adversely impacting customer relationships as well as revenues and gross margins. There can be no assurance that the Company's manufacturers will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its manufacturers could have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, the Company also faces the risk of product recalls resulting from design or manufacturing defects which are not discovered during the manufacturing and testing process. In the event of a significant number of product returns, the Company's net sales and gross margin could be materially adversely affected.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT, RAPID TECHNOLOGICAL CHANGE

         The Company's business, financial condition and results of operations will depend to a significant extent on its ability to maintain its position in the market for multimedia accelerator products that integrate large DRAM with analog and logic circuitry on a single chip. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. The notebook PC market for which the Company's products are designed is intensely competitive and is characterized by rapidly changing technology, evolving industry standards and declining average selling prices. Notebook PC manufacturers demand products incorporating rich features and functionality in order to achieve product differentiation. The Company must anticipate the features and functionality that the consumer of notebook PCs will demand, incorporate those features and functionality into products that meet the exacting design requirements of the notebook PC manufacturers, price its products competitively, and introduce the products to the market on a timely basis. For example, 3-D, digital audio and DVD functionality are becoming increasingly important for notebook PCs. The Company's ability to compete may depend on its ability to incorporate these features in its products. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability of strategic manufacturing partners to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of NeoMagic's and its customers' products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by system manufacturers and consumers of notebook PCs, will be successfully developed, or will be introduced within the appropriate window of market demand. The Company is currently experiencing delays in bringing to production new products that incorporate hardware 3D functionality. The failure of the Company to successfully introduce new products and achieve market acceptance for such products would have a material adverse effect on the Company's business, financial condition and results of operations.

         The integration of large DRAM memory with analog and logic circuitry on a single chip is highly complex and is critical to the Company's success. Because of the complexity of its products, however, NeoMagic has experienced, and is currently experiencing delays in completing development and introduction of new products. Such delays in the completion of development of future products, including the products currently expected to be announced over the next year, are anticipated to adversely affect the Company's business, financial condition, and results of operations. Although the development cycles for the memory and logic portions of the Company's products have been relatively synchronized to date, there can be no assurance that this synchronization will continue in the future. In addition, there can be no assurance that fundamental advances in either the memory or logic components of the Company's products will not significantly increase the complexity inherent in the design and manufacture of the Company's products, rendering the Company's product technologically infeasible or uncompetitive. The multiple chip solutions offered by some of the Company's competitors are less complex to design and manufacture than the Company's integrated products. As a result, these competitive solutions may be less expensive, particularly during periods of depressed DRAM prices. The time required for competitors to develop and introduce competing products may be shorter and manufacturing yields may be better than those experienced by the Company.

         As the markets for the Company's products continue to develop and competition increases, NeoMagic anticipates that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margin for each of the Company's products will decline as the products mature. Thus, the Company will need to continue introducing compelling new products at relatively higher average selling prices in order to maintain overall average selling prices. There can be no assurance that the Company will successfully identify new product opportunities or develop and bring to market new products in a timely manner. Further, there can be no assurance that products or technologies developed by others will not render NeoMagic's products or technologies obsolete or uncompetitive, or that the Company's products will be selected for new designs by its customers. The failure of the Company's new product development efforts and its ability to bring new products to market on a timely basis would have a material adverse effect on NeoMagic's business, financial condition and results of operations.

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY RIGHTS

         The Company relies in part on patents to protect its intellectual property. In the United States, the Company has nineteen patents, each covering certain aspects of the design and architecture of the Company's technology. Additionally, the Company and its newly acquired businesses have patent applications pending. There can be no assurance that the Company's pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

         As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by NeoMagic Corporation. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident in December. The Company has filed for a summary motion to dismiss the antitrust claim. There can be no assurance as to the result of the request for summary motion, the patent infringement suit and the counter-suit for antitrust filed by Trident.

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

         Any patent litigation, whether or not determined in the Company's favor or settled by the Company, would at a minimum be costly and could divert the efforts and attention of the Company's management and technical personnel from productive tasks, which could have a material adverse effect on the Company's business, financial condition and results of operations. There can be no assurance that current or future infringement claims by third parties or claims for indemnification by other customers or end users of the Company's products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company's business, financial condition and results of operations. In the event of any adverse ruling in any such matter, the Company could be required to pay substantial damages, which could include treble damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes, or to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance, however, that a license would be available on reasonable terms or at all. Any limitations on the Company's ability to market its products, or delays and costs associated with redesigning its products or payments of license fees to third parties, or any failure by the Company to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on the Company's business, financial condition and results of operations.

DEPENDENCE ON INTERNATIONAL SALES AND SUPPLIERS

         Export sales are a critical part of the Company's business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 81.5% and 86.3% for the first three months of fiscal 2000 and fiscal 1999, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Letters of credit issued by customers support a portion of the Company's international sales. To date, the Company's international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of the Company's customers could make the Company's products relatively more expensive than competitors' products sold in the customer's local currency.

         International manufacturers produce all of the Company's wafers. In addition, many of the assembly and test services used by the Company are procured from international sources. Under the Company's wafer supply agreements with Mitsubishi Electric and Toshiba, wafers are priced in Japanese yen. As a result, the Company's costs of goods sold are subject to fluctuations in the yen-dollar exchange rates. The Company has in the past hedged its exposure to fluctuations in foreign currency exchange rates by purchasing foreign exchange contracts and will continue to do so in the future. However, there can be no assurance that such hedging will be adequate. Significant wafer or assembly and test service price increases, fluctuations in currency exchange rates or the Company's inability to fully hedge against currency exchange rate fluctuations could have a material and sudden adverse effect on the Company's business, financial condition and results of operations.

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

NEED FOR ADDITIONAL CAPITAL

         The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company believes that its existing capital resources will be sufficient to meet the Company's capital requirements through the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital during such period. The Company's future capital requirements will depend on many factors, including the rate of net sales growth, timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing support activities, and timing and customer acceptance for new products and enhancements to existing products. The Company may raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

MANAGEMENT OF EXPANDED OPERATIONS

         The Company has experienced, and may continue to experience, periods of rapid growth and expansion both domestically and internationally, which have placed and may continue to place a significant strain on the Company's limited personnel and other resources. To manage these expanded operations effectively, including the operations of recently acquired entities in the U.K. and Israel, the Company will be required to continue to improve its operational, financial and management systems. The Company is dependent upon its ability to successfully hire, train, motivate and manage its employees, especially its management and development personnel. If the Company's management is unable to manage its expanded operations effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON QUALIFIED PERSONNEL

         The Company's future success depends in part on the continued service of its key engineering, sales, marketing, manufacturing, finance and executive personnel, and its ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel in the semiconductor industry, and there can be no assurance that the Company will be able to continue to attract and train qualified personnel necessary for the development of its business. The Company's anticipated growth is expected to place increased demands on the

Company's resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. Failure to recruit key personnel in a timely manner, or the loss of existing key technical and management personnel could be significantly detrimental to the Company's product development programs or otherwise have a material adverse effect on the Company's business, financial condition and results of operations.

VOLATILITY OF STOCK PRICE

         The market price of the Company's Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. The market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of the Company's Common Stock could be subject to significant fluctuations in response to various factors, including quarter-to-quarter variations in the Company's anticipated or actual operating results, announcements of new products, technological innovations or setbacks by the Company or its competitors, general conditions in the semiconductor and PC industries, unanticipated shifts in the notebook PC market or industry standards, loss of key customers, changes in DRAM pricing, litigation commencement or developments, changes in or the failure by the Company to meet estimates of the Company's performance by securities analysts, market conditions for high technology stocks in general, and other events or factors.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders
         None.

ITEM 5.  Other Information
         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------
         27.1              Financial Data Schedule

         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended April 30, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEOMAGIC CORPORATION
                                  (Registrant)




                                 Merle McClendon
                                 ---------------
                                MERLE MC CLENDON
                             Vice President, Finance
                           and Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                                  May 28, 1999