Form 10-Q
period 1999-10-31
NEOMAGIC CORP
filed 1999-12-15
CIK 1030485

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 1999 OR

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

                                   Yes X      No

The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at October 31, 1999 was
                                   25,279,547

--------------------------------------------------------------------------------

                              NEOMAGIC CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                            PAGE

PART I.  CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Condensed Financial Statements:

         Consolidated Condensed Statements of Income

                  Three and nine months ended October 31, 1999 and 1998     3

         Consolidated Condensed Balance Sheets

                  October 31, 1999 and January 31, 1999                     4

         Consolidated Condensed Statements of Cash Flows

                  Nine months ended October 31, 1999 and 1998               5

         Notes to Unaudited Consolidated Condensed Financial Statements     6-8

Item 2.  Management's Discussion and Analysis of

         Financial Condition and Results of Operations                      9-23

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  24

Item 2.  Changes in Securities                                              24

Item 3.  Defaults Upon Senior Securities                                    24

Item 4.  Submission of Matters to a Vote of Security Holders                24

Item 5.  Other Information                                                  24

Item 6.  Exhibits and Reports on Form 8-K                                   24

Signatures                                                                  25

Part I.  Financial Information
Item I.  Financial Statements

                              NEOMAGIC CORPORATION
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME

                      (In thousands, except per share data)

                                   (Unaudited)


                                                       Three Months Ended                 Nine Months Ended
                                                -------------------------------    -------------------------------
                                                 October 31,       October 31,      October 31,       October 31,
                                                    1999             1998              1999             1998
                                                -------------    --------------    -------------    --------------


Net sales                                          $70,346           $67,401        $ 203,063         $ 168,535

Cost of sales                                       51,558            40,436          139,399            99,004
                                                -------------    --------------    -------------    --------------

Gross margin                                        18,788            26,965           63,664            69,531

Operating expenses:
  Research and development                           9,244             8,729           29,922            22,295
  Sales, general and administrative                  4,537             5,845           14,094            15,049
  In-process research and development                    -                 -            5,348                 -
                                                -------------    --------------    -------------    --------------
               Total operating expenses             13,781            14,574           49,364            37,344

Income from operations                               5,007            12,391           14,300            32,187
  Interest income and other                            924             1,039            2,640             2,933
  Interest expense                                    (197)             (245)            (667)             (941)
                                                -------------    --------------    -------------    --------------

Income before income taxes                           5,734            13,185           16,273            34,179

Provision for income taxes                           1,614             4,615            6,382            11,963
                                                -------------    --------------    -------------    --------------

Net income                                         $ 4,120           $ 8,570          $ 9,891           $22,216
                                                =============    ==============    =============    ==============

Basic net income per share                          $  .16            $  .36           $  .40            $  .94
Diluted net income per share                        $  .16            $  .33           $  .38            $  .85

Weighted common shares outstanding                  25,039            23,828           24,766            23,573
Weighted common shares outstanding assuming
dilution                                            25,761            25,950           25,718            26,027

See accompanying notes to unaudited consolidated condensed financial statements.

                              NEOMAGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)
                                   (Unaudited)


                                                                           October 31,       January 31,
                                                                               1999             1999
                                                                           -------------    --------------

ASSETS
Current assets:

  Cash and cash equivalents                                                  $ 52,239          $ 36,631
  Short-term investments                                                       36,255            56,097
  Accounts receivable, net                                                     17,570            19,363
  Inventory                                                                    24,126            19,046
  Other current assets                                                          3,662             2,681
                                                                           -------------    --------------
            Total current assets                                              133,852           133,818

Property, plant and equipment, net                                             10,826             8,335
Deferred tax asset                                                              1,034             1,034
Other assets                                                                    7,274             1,187
                                                                           -------------    --------------

             Total assets                                                   $ 152,986          $144,374
                                                                           =============    ==============


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                           $ 26,412          $ 31,296
  Compensation and related benefits                                             3,355             4,046
  Income taxes payable                                                          4,913             3,059
  Other accruals                                                                2,869             1,876
  Obligations under capital leases                                                269               702
                                                                           -------------    --------------
             Total current liabilities                                         37,818            40,979

Commitments and contingencies

Stockholders' equity:

  Common stock                                                                     25                25
  Additional paid-in-capital                                                   68,617            67,286
  Notes receivable from stockholders                                             (525)             (554)
  Deferred compensation                                                        (1,242)           (1,764)
  Retained earnings                                                            48,293            38,402
                                                                           -------------    --------------
             Total stockholders' equity                                       115,168           103,395
                                                                           -------------    --------------

             Total liabilities and stockholders' equity                     $ 152,986          $144,374
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

                              NEOMAGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)



                                                                                        Nine Months Ended
                                                                            ---------------------------------------
                                                                                 October 31,          October 31,
                                                                                    1999                 1998
                                                                            ------------------     ----------------

OPERATING ACTIVITIES:
Net income                                                                          $ 9,891             $ 22,216
Adjustments to reconcile net income to net cash provided by
  Operating activities:
     Depreciation and amortization                                                    3,778                2,291
     Amortization of deferred compensation                                              494                  657
     Purchased in-process research and development                                    5,348                    -
     Changes in operating assets and liabilities:
           Accounts receivable                                                        1,793               (6,275)
           Inventory                                                                 (5,080)               1,225
           Other current assets                                                        (981)              (5,464)
           Other assets                                                              (1,011)                (444)
           Accounts payable                                                          (4,884)              10,192
           Compensation and related benefits                                           (691)                 507
           Income taxes                                                               1,854                2,660
           Other accruals                                                               993                 (428)
                                                                            ------------------     ----------------
Net cash provided by operating activities                                            11,504               27,137
                                                                            ==================     ================

INVESTING ACTIVITIES:
     Purchases of property, plant and equipment                                      (6,269)              (4,381)
     Purchases of short-term investments                                           (118,000)             (30,242)
     Maturities of short-term investments                                           137,842               44,074
     Purchase of the Optical Drive Development Group                                 (3,901)                  -
     Purchase of ACL                                                                 (6,523)                  -
                                                                            ------------------     ----------------
Net cash provided by investing activities                                             3,149                9,451
                                                                            ==================     ================

FINANCING ACTIVITIES:
     Payments on lease obligation                                                      (433)                (434)
     Payments on working capital line of credit                                           -              (21,041)
     Net proceeds from issuance of common stock                                       1,359                2,047
     Payments received from notes receivable from stockholders                           29
                                                                            ------------------     ----------------
Net cash provided by (used for) financing activities                                    955              (19,428)
                                                                            ==================     ================

Net increase in cash and cash equivalents                                            15,608               17,160
Cash and cash equivalents at beginning of period                                     36,631               35,004
                                                                            ------------------     ----------------
Cash and cash equivalents at end of period                                          $52,239              $52,164
                                                                            ==================     ================
Supplemental schedules of cash flow information
Cash paid for:
     Interest                                                                       $   667              $   941
     Taxes                                                                          $ 4,500              $ 9,301
Supplemental schedules of non-cash investing and financing activities:
     Deferred compensation                                                          $   (85)                   -


See accompanying notes to unaudited consolidated condensed financial statements.

NEOMAGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation:

         The third quarters of fiscal 2000 and fiscal 1999 ended on October 31, 1999 and October 26, 1998, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month.

         The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries, collectively ("NeoMagic" or the "Company"). All significant intercompany balances and transactions have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at October 31, 1999 and January 31, 1999, the operating results for the three and nine months ending October 31, 1999 and 1998, and cash flows for the nine months ended October 31, 1999 and 1998. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 1999, included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission.

         The results of operations for the nine months ended October 31, 1999 are not necessarily indicative of the results that may be expected for the year ending January 30, 2000.

         Certain amounts for prior years have been reclassified to conform to current year presentation.

2.   Inventory:

         Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.



                                         October 31,     January 31,
Inventory consists of:                       1999           1999
                                        --------------- --------------
                                                 (in thousands)


Raw materials                                $ 9,297        $ 6,396
Work in process                                1,420          4,717
Finished goods                                13,409          7,933
                                        --------------- --------------
    Total                                    $24,126        $19,046
                                        =============== ==============


3.   Acquisitions:

         The Company completed two acquisitions in February 1999. The Company acquired the operations of ACL of Tel Aviv, Israel from Robomatix Technology Ltd. for $6.0 million in cash and warrants to purchase up to 100,000 shares of NeoMagic common stock over a period of five years, at an exercise price of $20 per share. At the time of purchase, ACL was developing a proprietary gate-array processing solution which can be used in a variety of applications. NeoMagic is further developing the gate-array processing architecture for digital cameras and video products. The Company also acquired the operations of the Optical Drive Development Group of Mitel Corporation for $4.0 million in cash. The Optical Drive Group are experts in mixed signal and analog circuitry design which NeoMagic will employ in its DVD solution. Both acquisitions were accounted for as purchases.

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

         The allocation of $3.3 million and $2.0 million of the purchase price to IPRD in the case of the ACL and the Mitel acquisitions, respectively, represents the estimated fair value based on risk adjusted cash flows related to each incomplete in process research and development project. The Company believes that such fair values do not exceed the amount a third party would pay for each such in-process technology. At the date of each of the acquisitions, the projects associated with the IPRD efforts had not yet reached technological feasibility and the in-progress technology had no alternative future use. Accordingly, these costs were expensed. In making its purchase price allocations for the ACL and Mitel acquisitions, the Company used the income approach which considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contribution, as well as project risks. The values assigned to IPRD for each acquisition were determined by estimating the costs and efforts to develop the purchased in-process technology into commercially viable products, estimating the resulting future net cash flows from each project, excluding the cash flows related to the portion of each project that was complete at the acquisition date, and discounting the resulting net cash flows to their present value. Projected future net cash flows attributable to the in-process technology, assuming successful development of such technologies, were discounted to their present value using a discount rate which was derived based on the Company's estimated weighted average cost of capital plus a risk premium to account for the inherent uncertainty surrounding the successful completion of each project and the associated estimated cash flows. The value of the assembled workforces was based upon the cost to replace that workforce. Intangible assets, including goodwill, are being amortized over their estimated useful lives of four years. Such amortization was $323,000 and $962,000 for the three months and nine months ended October 31, 1999, respectively.

         Subsequent to the acquisitions, there have been no significant changes in the assumptions used in the IPRD analysis relating to the timing of expected future revenues or the amount of development expenses and efforts expected to be required to bring the in process research and development technologies to completion and to achieve such revenues. Revenues related to the products developed including the ACL technology are expected in fiscal 2002, and the revenues for DVD products incorporating the Mitel purchased technology are expected in fiscal 2001.

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

Per share information calculated on this basis is as follows (in thousands, except per share amounts):

                                                                     Three Months Ended          Nine Months Ended
                                                                         October 31                  October 31
                                                                  -------------------------    -----------------------
                                                                     1999        1998            1999        1998
                                                                  ------------ ------------    ----------- -----------

Numerator:
     Net income                                                      $ 4,120      $ 8,570        $ 9,891     $ 22,216
                                                                  ------------ ------------    ----------- -----------
Denominator:
      Denominator for basic earnings per share -
      Weighted average shares outstanding                             25,039       23,828         24,766       23,573

      Effect of dilutive securities:
            Employee stock options                                       722        2,034            952        2,365
            Warrants                                                       -           88              -           89
                                                                  ------------ ------------    ----------- -----------
      Dilutive potential common shares                                   722        2,122            952        2,454
                                                                  ------------ ------------    ----------- -----------
      Denominator for diluted earnings per share -
      Adjusted weighted-average shares                                25,761       25,950         25,718       26,027
Basic earnings per share                                              $  .16       $  .36         $  .40       $  .94
Diluted earnings per share                                            $  .16       $  .33         $  .38       $  .85


5.   Recently Issued Accounting Pronouncements

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") during the quarter ended July 31, 1998. SFAS 130 establishes new rules for the reporting and displaying of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available-for-sale securities and foreign currency translation adjustments to be included in comprehensive income. Gross unrealized gains and losses on available-for-sales securities and foreign currency translation adjustments at October 31, 1999 and 1998 were immaterial.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." The Standard will require companies to record all derivatives held on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of the derivative is either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the value related to the ineffective portion of a hedge, if any, is recognized in earnings. The Company expects to adopt SFAS 133 as of the beginning of its fiscal year 2002. The effect of adoption of the Standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         When used in this discussion, the words "expects," "anticipates" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, the availability and cost of products from the Company's suppliers, foreign exchange rate fluctuations, insufficient, excess or obsolete inventory, foreign exchange rate fluctuations, product mix, trends in average selling prices, general seasonal business conditions, the growth rate of the market for notebook PCs, competition, and the adoption or retention of industry standards are subject to risks and uncertainties, including those set forth below under "Factors that May Affect Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

OVERVIEW

         The Company designs, develops and markets high-performance semiconductor solutions for sale to original equipment manufacturers ("OEM") of mobile computing products including notebook PCs, and more recently digital cameras and DVD drives. The Company pioneered the first commercially available high-performance silicon technology that integrates DRAM, complex logic and analog circuits into a single chip. The Company's proprietary MagicWare(TM) technology eliminates the need to drive signals off-chip to discrete memory, achieving its performance advantage while actually lowering the power consumption and extending the battery life for smaller, lighter weight portable devices. The first commercial application for the Company's technology is in the design, development and marketing of multimedia accelerators for sale to notebook computer manufacturers. To date, all of the Company's net sales have been derived from the sale of the Company's MagicGraph128 and MagicMedia256 families of pin-compatible multimedia accelerators and companion audio chips for notebook PCs.

         The Company's products require semiconductor wafers manufactured with state-of-the-art fabrication equipment and technology. NeoMagic has established strategic relationships with Mitsubishi Electric Corporation ("Mitsubishi Electric"), Toshiba Corporation ("Toshiba") and Infineon Technologies ("Infineon"), formerly Siemens Aktiengesellschaft Semiconductor Group, to produce its semiconductor wafers and uses other independent contractors to perform assembly, packaging and testing. The Company's foundry relationships are formalized in separate five-year wafer supply agreements. These relationships enable the Company to concentrate its resources on product design and development, where NeoMagic believes it has greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. The Company depends on these suppliers to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to the Company on a timely basis. The Company is currently operating in a supply-constrained environment on some of its principle products, which has had, and is expected to continue to have, an adverse effect on the Company's net sales through the remainder of fiscal 2000 and at least the first half of fiscal 2001. Further, the Company has paid, and expects to continue to have to pay throughout the end of the fiscal year, premium prices in order to obtain any incremental wafer capacity from its suppliers, which has had, and will continue to have, an adverse effect on gross margins for fiscal 2000. The Company is also dependent on its suppliers to advance, on a timely basis, the process design technologies on which the manufacturing of the Company's products are based. The Company experienced difficulty in bringing to production its advanced 3D multimedia accelerators, which has had, and will continue to have, an adverse effect on the Company's net sales in fiscal 2000 and at least the first half of fiscal 2001.

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

         The following information should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 9-23 of the Company's Fiscal 1999 Annual Report.

RESULTS OF OPERATIONS

The following table sets forth for the periods indicated certain financial data as a percentage of net sales:


                                                         Three Months Ended             Nine Months Ended
                                                            October 31,                    October 31,
                                                    -----------------------------    -------------------------
                                                        1999           1998            1999           1998
                                                    -------------    ----------     -----------    -----------


Net sales                                              100.0%         100.0%          100.0%         100.0%
Cost of sales                                           73.3           60.0            68.6           58.7
                                                     -----------    -----------     -----------    -----------
Gross margin                                            26.7           40.0            31.4           41.3
Operating expenses:
  Research and development                              13.2           13.0            14.7           13.3
  Selling, general and administrative                    6.4            8.6             7.0            8.9
  In-process research and development                      -              -             2.6              -
                                                     -----------    -----------     -----------    -----------
      Total operating expenses                          19.6           21.6            24.3           22.2
                                                     -----------    -----------     -----------    -----------
Income from operations                                   7.1           18.4             7.0           19.1
      Interest income and other                          1.4            1.6             1.2            1.8
      Interest expense                                   (.3)           (.4)            (.3)           (.6)
                                                     -----------    -----------     -----------    -----------
Income before income taxes                               8.2           19.6             8.0           20.3
Provision for income taxes                               2.3            6.9             3.1            7.1
                                                     -----------    -----------     -----------    -----------
Net income                                               5.9%          12.7%            4.9%          13.2%
                                                     ===========    ===========     ===========    ===========

NET SALES

         The Company's net sales to date have been generated from the sale of its multimedia accelerators. The Company's products are used in, and its business is dependent on, the personal computer industry with sales primarily in Asia, Japan, and the United States. Net sales were $70.3 million for the three months ended October 31, 1999, compared to $67.4 million for the three months ended October 31, 1998. Net sales were $203.1 million for the nine months ended October 31, 1999, compared to $168.5 million for the nine months ended October 31, 1998. Net sales increased primarily as a result of increased shipments of the Company's products and introduction by the Company of additional products in its MagicMedia256 product family expanding the portion of the market addressed by NeoMagic products, offset in part by lower average selling prices. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period as new products are introduced and existing products reach the end of their product life cycles. Due to competition, a decrease in DRAM pricing and the trend in the market toward lower cost notebook computers, the Company's products often experience declining unit average selling prices over time, which at times can be substantial. In addition, the Company is currently operating in a supply-constrained environment on some of its principle products. This supply shortage has had and will continue to have an adverse effect on net sales for the remainder of fiscal 2000 and at least the first half of fiscal 2001.

         Export sales accounted for 81.8% and 89.0% of net sales in the three months ended October 31, 1999 and 1998, respectively. Export sales accounted for 81.4% and 82.8% of net sales in the nine months ended October 31, 1999 and 1998, respectively. The Company expects that export sales will continue to represent a substantial majority of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sale transactions were denominated in U.S. dollars.

         Five customers accounted for 22.3%, 18.6%, 15.4%, 12.8%, and 10.8% of net sales for the three months ended October 31, 1999. Four customers accounted for 23.9%, 16.8%, 11.3% and 9.9% of net sales for the three months ended October 31, 1998. Four customers accounted for 19.9%, 13.3%,
13.0% and 12.1% of net sales for the nine months ended October 31, 1999.
Three customers accounted for 20.0%, 17.9% and 10.6% of net sales for the nine months ended October 31, 1998. In general, the majority of notebooks produced are manufactured by a relatively small number of PC OEM's. Thus the Company expects a significant portion of its future sales to remain concentrated within a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers or that such customers will not cancel or reschedule orders or, in the event orders are canceled, that such orders will be replaced by other sales. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

GROSS MARGIN

         Gross margin was $18.8 million and $27.0 million for the three months ended October 31, 1999 and 1998, respectively. Gross margin percentages decreased to 26.7% for the three months ended October 31, 1999 from 40.0% in the three months ended October 31, 1998. Gross margin was $63.7 million and $69.5 million for the nine months ended October 31, 1999 and 1998, respectively. Gross margin percentages decreased to 31.4% for the nine months ended October 31, 1999 from 41.3% in the nine months ended October 31, 1998. The decrease in gross margin percentage was due primarily to higher unit costs, including premiums paid to certain of the Company's foundries to obtain incremental production capacity. Also affecting gross margin was a decrease in the dollar/yen exchange rate and declines in unit average selling prices stemming from the market trend toward lower priced notebooks and increased competition. These factors were mitigated in part by other product cost decreases stemming from the Company's ongoing cost reduction efforts.

         In the future, the Company's gross margin percentages may be affected by the availability and cost of products from the Company's suppliers, insufficient, excess or obsolete inventory levels, manufacturing yields (particularly on new products), continuing foreign currency exchange rate fluctuations, the continued trend in the market toward lower priced notebooks, increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), changes in the mix of products sold and timing of volume shipments of new products. Further, as the Company is currently operating in a supply-constrained environment, the Company has paid, and expects it will continue to pay, premium prices in order to obtain any incremental wafer capacity from its suppliers, which has had and will continue to have an adverse effect on gross margins for the remainder of fiscal 2000 and at least the first half of fiscal 2001.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses include compensation and associated costs relating to development personnel, operating system software costs and prototyping costs, which include photomask costs and pre-production wafer costs. Research and development expenses were $9.2 million and $8.7 million for the three months ended October 31, 1999 and 1998, respectively. Research and development expenses were $29.9 million and $22.3 million for the nine months ended October 31, 1999 and 1998, respectively. The Company has made and intends to continue to make significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets in multimedia and consumer products. Research and development expenses increased primarily as a result of increased employee related expenses on higher headcount, increased prototyping costs associated with new product development, and amortization of intangibles associated with the acquisitions of ACL and the Optical Drive Development Group. Research and development spending is expected to increase in absolute dollars in fiscal 2000.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

         Sales, general and administrative expenses were $4.5 million and $5.8 million in the three months ended October 31, 1999 and 1998, respectively. Sales, general and administrative expenses were $14.1 million and $15.0 million in the nine months ended October 31, 1999 and 1998, respectively. Sales, general and administrative expenses decreased in the three months ended October 31, 1999 compared to the three months ended October 31, 1998 due primarily to lower commissions paid to outside sales representatives. Sales, general and administrative expenses decreased in the nine months ended October 31, 1999 compared to the nine months ended October 31,

1998 due primarily to lower outside commissions and the Company's ongoing cost reduction efforts. The Company anticipates that sales, general and administrative expenses will decrease in absolute dollars in fiscal 2000.

IN-PROCESS RESEARCH AND DEVELOPMENT

         In-process research and development expenses were $5.3 million in the nine months ended October 31, 1999. The Company completed two acquisitions in February 1999. The Company acquired the operations of ACL of Tel Aviv, Israel from Robomatix Technology Ltd. for $6.0 million in cash and warrants to purchase up to 100,000 shares of NeoMagic common stock over a period of five years, at an exercise price of $20 per share. At the time of purchase, ACL was developing a proprietary gate-array processing solution which can be used in a variety of applications. NeoMagic is further developing the gate-array processing architecture for digital cameras and video products. The Company also acquired the operations of the Optical Drive Development Group of Mitel Corporation for $4.0 million in cash. The Optical Drive Group are experts in mixed signal and analog circuitry design which NeoMagic will employ in its DVD solution. Both acquisitions were accounted for as purchases in the first quarter of fiscal 2000.

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

         The allocation of $3.3 million and $2.0 million of the purchase prices to IPRD in the case of the ACL and the Mitel acquisitions, respectively, represents the estimated fair value based on risk adjusted cash flows related to each incomplete project. The Company believes that such fair values do not exceed the amount a third party would pay for each such in-process technology. At the date of each of the acquisitions, the projects associated with the IPRD efforts had not yet reached technological feasibility and the in-progress technology had no alternative future use. Accordingly, these costs were expensed. In making its purchase price allocations for the ACL and Mitel acquisitions, the Company used the income approach which considered present value calculations of income, an analysis of project accomplishments and completion costs, an assessment of overall contribution, as well as project risks. The values assigned to IPRD for each acquisition were determined by estimating the costs to develop the purchased in-process technology into commercially viable products, estimating the resulting net cash flows from each project, excluding the cash flows related to the portion of each project that was incomplete at the acquisition date, and discounting the resulting net cash flows to their present value. Each of these forecasts were based upon future discounted cash flows, taking into account the state of development of each in-process project, the cost to complete that project, the expected income stream, the life cycle of the product ultimately developed, and the associated risks. Projected future net cash flows attributable to the in-process technology, assuming successful development of such technologies, were discounted to their present value using a discount rate which was derived based on the Company's estimated weighted average cost of capital plus a risk premium to account for the inherent uncertainty surrounding the successful completion of each project and the associated estimated cash flows. The value of the assembled workforces was based upon the cost to replace that workforce. Intangible assets, including goodwill, are being amortized over their estimated useful lives of four years. Such amortization was $323,000 and $962,000 for the three months and nine months ended October 31, 1999, respectively.

         Subsequent to the acquisitions, there have been no significant changes in the assumptions used in the IPRD analysis relating to the timing of expected future revenues or the amount of development expenses expected to be required to achieve such revenues. Revenues related to the products developed including the ACL technology are expected in fiscal 2002, and the revenues for DVD products incorporating the Mitel purchased technology are expected in fiscal 2001. The operating expenses primarily consist of research and development costs, including prototyping, compensation and other infrastructure costs.

INTEREST INCOME AND OTHER

         The Company earns interest on its cash and short-term investments. Interest income and other was $0.9 million and $1.0 million for the three months ended October 31, 1999 and 1998, respectively. Interest income and other was $2.6 million and $2.9 million for the nine months ended October 31, 1999 and 1998, respectively. The decrease in interest income and other in the first nine months of fiscal 2000 stemmed from an increase in tax-exempt securities investments.

INTEREST EXPENSE

         The Company pays interest and fees on wafer purchases and interest on its capital leases. Interest expense was $197,000 and $245,000, for the three months ended October 31, 1999 and 1998, respectively. Interest expense was $667,000 and $941,000, for the nine months ended October 31, 1999 and 1998, respectively. The decrease in interest expense from fiscal 1999 reflects lower interest on remaining capital lease balances and fees on wafer purchases.

INCOME TAXES

         The Company's effective tax rate for the three and nine months ended October 31, 1999 was 30%, excluding the effect of the in-process research and development charge of $5.3 million, compared to an effective tax rate for the three and nine months ended October 31, 1998 of 35%. The lower effective tax rate for the three months ended October 31, 1999 is due primarily to changes in the geographical mix of revenue and operating profits.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and short-term investments decreased $4.2 million in the nine months ended October 31, 1999 to $88.5 million from $92.7 million at January 31, 1999. The decrease was due primarily to the two acquisitions completed in February 1999 for $10.4 million and purchases of property, plant and equipment of $5.7 million. The decrease in cash, cash equivalents and short-term investments was also attributable to an increase in inventory, other current assets, other assets, and a decrease in accounts payable and compensation and related benefits, offset by income from operations, a decrease in accounts receivable and an increase in income taxes payable, other accruals and proceeds from issuance of common stock. Working capital increased $3.2 million to $96.0 million at October 31, 1999 from $92.8 million at January 31, 1999.

         Net cash provided by operating activities for the nine months ended October 31, 1999 was $11.5 million compared to net cash provided by operating activities of $27.1 million for the nine months ended October 31, 1998. The cash provided by operating activities during the first nine months of fiscal 2000 stemmed primarily from income from operations, a decrease in accounts receivable and increases in income taxes payable and other accruals, offset in part by an increase in inventory, other current asset and other assets and a decrease in accounts payable, and compensation and related benefits.

         Net cash provided by investing activities for the nine months ended October 31, 1999 was $3.1 million, compared to net cash provided by investing activities of $9.5 million for the nine months ended October 31, 1998. Cash provided by investing activities during the first nine months of fiscal 2000 stemmed from net maturities of short-term investments of $19.8 million, partially offset by the $10.4 million of acquisitions of the Optical Drive Development Group and ACL and the purchases of $6.3 million of property, plant and equipment. Continued expansion of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the growth of the Company's future revenues.

         Net cash provided by financing activities was $955,000 for the nine months ended October 31, 1999 compared to net cash used in financing activities of $19.4 million for the nine months ended October 31, 1998. Net cash provided by financing activities for the first nine months of fiscal 2000 related primarily to net proceeds from issuance of common stock. Net cash used in financing activities for the first nine months of fiscal 1999 related primarily to repayments against the working capital line of $21.0 million.

         At October 31, 1999 the Company's principal sources of liquidity included cash and cash equivalents and short-term investments of $88.5 million. The Company believes these available funds and anticipated funds from operations will satisfy the Company's projected working capital and capital expenditure requirements through the next 12 months. Investments will continue in product development in new and existing areas of technology. Cash may also be used to acquire technology through purchases and strategic acquisitions. The Company's future cash requirements will depend on many factors including the rate of net sales growth, the timing and extent of spending to support research and development programs, expansion of sales and marketing, the timing of introductions of new products and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

         The Company has completed an initial assessment of its internal computer systems, and does not believe that it will be required to modify or replace significant portions of its internal systems so that they will function properly with respect to dates in the year 2000 and thereafter. The Company's internal computer systems consist primarily of third party software tools for engineering, sales, finance and human resources functions. The Company has reviewed its internal business software, including system software for order management, finance, purchasing and human resources. All major business software appears to be year 2000 compliant, and the Company is in the process of performing testing of such software to ensure such compliance. The Company is also working closely with the suppliers of its engineering software tools on the year 2000 issue, and plans to have all such tools updated and tested for year 2000 compliance during the fourth quarter of fiscal 2000. The Company is also reviewing its networks, telephones, PCs and workstations, and expects all to be in compliance during the fourth quarter of fiscal 2000. For all new software purchases, the Company requires year 2000 compliance.

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

FACTORS THAT MAY AFFECT RESULTS

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

         NeoMagic's quarterly and annual results of operations are affected by a variety of factors that could materially adversely affect net sales, gross margin and income from operations. These factors include, among others, demand for the Company's products, unanticipated delays or problems in the introduction or performance of the Company's next generation of products, availability and cost of manufacturing capacity, the Company's ability to introduce new products in accordance with OEM design requirements and design cycles, foreign exchange rate fluctuations, changes in product or customer mix (i.e., the portion of the Company's revenues represented by the Company's various products, the Company's ability to leverage its technology across new products, market acceptance of the end-products of the Company's customers, changes in the timing of product orders due to unexpected delays in the introduction of products of the Company's customers or due to the life cycles of such customers' products ending earlier than anticipated, supply constraints for the other components incorporated into its customers' notebook PC products, new product announcements or product introductions by NeoMagic's competitors, competitive pressures resulting in lower average selling prices, the volume of orders that are received and can be fulfilled in a quarter, the rescheduling or cancellation of orders by customers which cannot be replaced with orders from other customers, the unanticipated loss of any strategic relationship, changes in product or customer mix (i.e. the portion of the Company's revenues represented by the Company's various products and customers), incorrect forecasting of future revenues, fluctuations in manufacturing yields, insufficient, excess or obsolete inventory levels, foreign exchange rate fluctuations, the level of expenditures for research and development and sales, general and administrative functions of the Company, the Company's ability to leverage its technology across new markets, the affect on the Company's business due to internal systems or systems of suppliers, infrastructure providers and other third parties adversely affected by year 2000 problems, and litigation involving antitrust, intellectual property, and other issues. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profits. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. In such event, the market price of the common stock would be materially adversely affected.

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

PRODUCT CONCENTRATION, RISKS ASSOCIATED WITH MULTIMEDIA PRODUCTS

         The Company's revenues currently are entirely dependent on the market for multimedia accelerators for notebook PCs, and on the Company's ability to compete in that market. Since the Company has no other revenue generating product line, the Company's revenues and results of operations would be materially adversely affected if for any reason it were unsuccessful in selling multimedia accelerators. The notebook PC market frequently undergoes transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If the Company's products were unable to support the new feature sets or performance levels stemming from such a transition, the Company would likely not have the opportunity to compete for new design wins until it was able to incorporate the new feature sets or performance requirements into its products. The Company is currently experiencing difficulty in bringing to volume production its advanced 3D multimedia accelerators, which will have an adverse effect on the Company's annual net sales and market share in fiscal 2000 and fiscal 2001. Failure by the Company to develop and market, on a timely basis, future products with the required feature sets or performance standards could continue to have a material adverse effect on the Company's business, financial condition and results of operations.

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

CONSUMER PRODUCT EXECUTION

         The Company announced the formation of the Consumer Products group in June 1998. The group is exploring consumer semiconductor product opportunities in emerging markets such as digital video disks (DVD), digital cameras, and other consumer products that can benefit from the advantages of embedded DRAM MagicWare(TM) technology pioneered by NeoMagic. In February 1999, the Company completed two acquisitions to further the development efforts of the Consumer Products division. The Company acquired the operations of the Optical Drive Development Group from Mitel Semiconductor in Manchester, England and the operations of ACL of Tel Aviv, Israel from Robomatix Technologies Ltd. The DVD and digital camera markets are new and evolving. The Company's ability to compete in these new markets will depend on its ability to identify and ensure compliance with evolving industry standards, develop and market compelling semiconductor solutions, and deliver those solutions to the market in a timely and cost effective manner. Any such new product development program faces substantial risks and uncertainties, including risks as to the costs, timing and results of engineering efforts, competitive risks and market development risks. There can be no assurance that the products the Company expects to introduce will incorporate the features, functionality and pricing demanded by the market, or will be introduced within the appropriate window of market demand. The failure of the Company to successfully introduce new products and achieve market acceptance for such products would have a material adverse effect on the Company's business, financial condition and results of operations.

CUSTOMER CONCENTRATION

         The Company's sales are concentrated within a limited customer base in the notebook PC market. Further, the majority of notebooks produced are manufactured by a relatively small number of PC OEM"s. Thus the Company expects that a small number of customers will continue to account for a substantial portion of its net sales for the foreseeable future. Furthermore, the majority of the Company's sales are made on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products, or by a decline in the number of notebook PCs sold by a single customer.

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

         There are many other risks associated with the Company's dependence upon third party manufacturers, including the potential lack of adequate capacity during periods of excess demand, reduced control over delivery schedules, quality, manufacturing yields and cost, limited warranties on wafers supplied to the Company, and potential misappropriation of NeoMagic intellectual property. The Company is dependent on its manufacturing partners to migrate the process technology in a timely manner, produce wafers with acceptable quality and manufacturing yields, deliver those wafers on a timely basis to the Company's third party assembly subcontractors and to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs. Although the Company's products are designed using the process design rules of the particular manufacturer, there can be no assurance that the Company's manufacturing partners will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, there can be no assurance that the Company's manufacturing partners will continue to devote adequate resources to the production of the Company's products or continue to advance, on a timely basis, the process design technologies on which the manufacturing of the Company's products are based. The Company is currently experiencing difficulties in some of these areas, and is operating in a supply-constrained environment on some of its principle products. This supply issue has had, and is expected to continue to have, an adverse effect on the Company's business, financial position and results of operations through the remainder of fiscal 2000 and at least the first half of fiscal 2001.

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

INVENTORY RISK

         Under its wafer supply agreements with Mitsubishi Electric, Toshiba and Infineon, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and to place binding purchase orders three to four months prior to shipment from the suppliers. If the Company cancels a purchase order, it must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must make forecasts and place purchase orders for wafers long before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic, and from time-to-time will cause the Company to have an excess or shortage of wafers for a particular product. Also, many of the Company's customers are moving to "just in time" relationships with their vendors, which can shift the risk of carrying inventory back to the supplier. As a result of the long lead-time for manufacturing wafers and the increase in "just in time" ordering by PC manufacturers, semiconductor companies such as the Company from time-to-time must take charges for excess inventory. Significant write-offs of excess inventory could have a material adverse effect on the Company's financial condition and results of operations. Conversely, failure to obtain sufficient wafers can cause the Company to miss revenue opportunities and, if significant, could impact sales by the Company's customers. The Company is currently experiencing such a wafer shortage on some of its principle products, which is expected to have an adverse effect on the Company's business, financial condition and results of operations through the remainder of fiscal 2000 and at least the first half of fiscal 2001.

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

DEPENDENCE ON NEW PRODUCT DEVELOPMENT, RAPID TECHNOLOGICAL CHANGE

         The Company's business, financial condition and results of operations will depend to a significant extent on its ability to maintain its position in the market for multimedia accelerator products that integrate large DRAM with analog and logic circuitry on a single chip. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. The notebook PC market for which the Company's products are designed is intensely competitive and is characterized by rapidly changing technology, evolving industry standards and declining average selling prices. Notebook PC manufacturers demand products incorporating rich features and functionality in order to achieve product differentiation. The Company must anticipate the features and functionality that the consumer and/or OEMs of notebook PCs will demand, incorporate those features and functionality into products that meet the exacting design requirements of the notebook PC manufacturers, price its products competitively, and introduce the products to the market on a timely basis. For example, 3-D and DVD functionality have become increasingly important for notebook PCs. The Company's ability to compete may depend on its ability to incorporate these features in its products. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability of strategic manufacturing partners to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of NeoMagic's and its customers' products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by system manufacturers and consumers of notebook PCs, will be successfully developed, or will be introduced within the appropriate window of market demand. The Company is currently experiencing delays in bringing to volume production new products that incorporate hardware 3D functionality which has had a material adverse effect on the Company's business, financial condition and results of operations. The failure of the Company to successfully introduce future new products and achieve market acceptance for such products would have a material adverse effect on the Company's business, financial condition and results of operations.

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

         As the markets for the Company's products continue to develop and competition increases, NeoMagic anticipates that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margin for each of the Company's products will decline as the products mature. Thus, the Company will need to continue introducing compelling new products at relatively higher average selling prices in order to maintain overall average selling prices. There can be no assurance that the Company will successfully identify new product opportunities or develop and bring to market new products in a timely manner. Further, there can be no assurance that products or technologies developed by others will not render NeoMagic's products or technologies obsolete or uncompetitive, or that the Company's products will be selected for new designs by its customers. The failure of the Company's new product development efforts and its ability to bring new products to market on a timely basis has had in the past and would have in the future a material adverse effect on NeoMagic's business, financial condition and results of operations.

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY RIGHTS

         As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. The Company relies in part on patents to protect its intellectual property. The Company currently holds 32 patents, of which 24 are issued in the United States. These patents cover certain aspects of the design and architecture of the Company's technology. Additionally, the Company and its newly acquired businesses have patent applications pending in several countries including the United States. The Company also relies on a combination of mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property.

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

DEPENDENCE ON INTERNATIONAL SALES AND SUPPLIERS

         Export sales are a critical part of the Company's business. Export sales accounted for 81.8% and 89.0% of net sales in the three months ended October 31, 1999 and 1998, respectively. Export sales accounted for 81.4% and 82.8% of net sales in the nine months ended October 31, 1999 and 1998, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Letters of credit issued by customers support a portion of the Company's international sales. To date, the Company's international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of the Company's customers could make the Company's products relatively more expensive than competitors' products sold in the customer's local currency.

         International manufacturers produce all of the Company's wafers. In addition, many of the assembly and test services used by the Company are procured from international sources. Under the Company's wafer supply agreements with Mitsubishi Electric and Toshiba, wafers are priced in Japanese yen. As a result, the Company's costs of goods sold are subject to fluctuations in the yen-dollar exchange rates. The Company has in the past hedged its exposure to fluctuations in foreign currency exchange rates by purchasing foreign exchange contracts and will continue to do so in the future. However, there can be no assurance that such hedging will be adequate. Significant wafer or assembly and test service price increases, fluctuations in currency exchange rates such as those that the Company is currently experiencing or the Company's inability to fully hedge against currency exchange rate fluctuations could have a material and sudden adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 3.  Defaults Upon Senior Securities
         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         None.

ITEM 5.  Other Information
         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K
         (a)      Exhibits

         EXHIBIT
         NUMBER            DESCRIPTION
         27.1              Financial Data Schedule

         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended October 31, 1999.

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

                                December 15, 1999