Form 10-K
period 2000-01-31
NEOMAGIC CORP
filed 2000-03-10
CIK 1030485

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

              FOR THE FISCAL YEAR ENDED JANUARY 31, 2000,

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
     State or other jurisdiction                [I.R.S. Employer Identification No.]
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

                           --------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10K. / /

    The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $125,411,786 as of February 27, 2000, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at February 27, 2000 was 25,592,118.

                      DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Registrant's Proxy Statement related to the 2000 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission subsequent to the date hereof--Part III.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                              NEOMAGIC CORPORATION
                                   FORM 10-K
                   FOR THE FISCAL YEAR ENDED JANUARY 31, 2000
                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
                                    PART I.

Item 1.   Business....................................................         1

Item 2.   Properties..................................................        10

Item 3.   Legal Proceedings...........................................        10

Item 4.   Submission of Matters to a Vote of Security Holders.........        10

                                    PART II.

Item 5.   Market for Registrant's Common Equity and Related
            Stockholder Matters.......................................        11

Item 6.   Selected Consolidated Financial Data........................        11

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.................................        13

Item 7A.  Quantitative and Qualitative Disclosures about Market
            Risk......................................................        31

Item 8.   Financial Statements and Supplementary Data.................        31

Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures.................................        32

                                   PART III.

Item 10.  Directors and Executive Officers of the Registrant..........        33

Item 11.  Executive Compensation......................................        33

Item 12.  Security Ownership of Certain Beneficial Owners and
            Management................................................        33

Item 13.  Certain Relationships and Related Transactions..............        33

                                    PART IV.

Item 14.  Exhibits, Financial Statement Schedules and Reports on
            Form 8-K..................................................        33

Signatures............................................................        54

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    NeoMagic Corporation (the "Company" or "NeoMagic") was incorporated as a California corporation in May 1993. The Company was subsequently reincorporated as a Delaware corporation in February 1997. The Company's initial public offering occurred in March 1997. The Company operates in one industry segment. NeoMagic designs, develops and markets high-performance semiconductor solutions for sale to original equipment manufacturers ("OEMs") of mobile computing products. To date, all the Company's net sales have been derived from the sale of multimedia accelerators to the notebook PC market.

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

    The Company, based on its knowledge of and experience in the industry, has developed the first commercially available high performance silicon technology that integrates large DRAM memory with analog and logic circuitry to provide multimedia solutions on a single chip. NeoMagic pioneered a new technology to provide multimedia semiconductor solutions for notebook PCs, which overcomes the limitations of traditional architectures. Using this technology, the Company developed its first two product lines: the MagicGraph128 and the MagicMedia256 families of pin-compatible, multimedia (graphics, text and video) accelerator products incorporating a 128-bit and a 256-bit memory bus, respectively. These products provide state-of-the art multimedia capability while decreasing power consumption, size, weight, system design complexity and cost. The Company introduced its first MagicGraph128 product in March 1995, and is currently in production with the fourth generation of this product family. In June 1998, the Company announced the industry's first 256-bit multimedia accelerator, the MagicMedia256AV. This chip integrates audio and DVD video playback acceleration with high-performance PC graphics, into a single twenty-one million transistor chip, with a peak internal bandwidth of 3.2 gigabytes per second. Through January 2000, the Company had shipped over twenty-two million units of its multimedia accelerators.

    The Company believes that the dramatic growth of the Internet has expanded its market opportunities, by rich multimedia content to end-users at their offices and in their homes. It is NeoMagic's strategy to participate in multiple market opportunities driven by these trends towards multimedia, mobility, and the Internet. To extend beyond the notebook arena, in 1998, the Company formed the Consumer Products Division and announced plans to enter into two new market areas: digital cameras and Digital Versatile Disk ("DVD") drive solutions. In February, 1999, the Company completed two acquisitions to accelerate its new market activities. The Company acquired the optical Drive Storage Group, located in Manchester, England, from Mitel Semiconductor, and also acquired Associative Computers, Ltd., ("ACL") located in Raanana, Israel from Robomatix. The Company's plan included leveraging its MagicWare embedded DRAM technology with the intellectual properties from these recent acquisitions to deliver innovative solutions for the capture, storage, and playback of multimedia content for a rich internet experience on mobile platforms. In February 2000, the Company announced it had determined that embedded DRAM now provides less value in the current market for DVD products than initially anticipated. The evolving DVD market is very cost sensitive, and has little regard for low-power electronics or form-factor integration, taking this product line further away from the Company's embedded DRAM technology roadmap over time. As a result, the Company determined that it will no longer pursue opportunities in the DVD market and, in February 2000, announced that it is seeking to sell the product line, including the assets of the Optical Drive Storage Group purchased in February 1999.

    NeoMagic has established strategic relationships with third-party manufacturing partners to produce semiconductor wafers for the Company's products. Pursuant to these strategic relationships, NeoMagic designs the overall product, including the logic and analog circuitry, and the manufacturing partners design the DRAM modules, manufacture the wafers and perform memory testing and repair. NeoMagic is focused on leveraging its core competencies in logic, analog and memory integration, graphics/video, DVD, 3D and other multimedia technologies, driver and BIOS software, and power management in its continued development of solutions that facilitate the mobilization of multimedia applications.

PRODUCTS

    All of the Company's net sales in fiscal 2000 were from the sale of multimedia accelerators to notebook PC OEMs, or to third-party subsystem manufacturers who design and manufacture notebooks on behalf of the OEMs. NeoMagic's products are currently used in notebooks sold by Acer, Compaq, Dell, Fujitsu, IBM, Panasonic, Sharp, and Sony.

    The products in the MagicGraph128 and MagicMedia256 product families integrate DRAM with analog and logic circuitry on a single chip. NeoMagic's products range from accelerators designed for notebook PCs that span across all notebook categories including desktop replacement, mainstream, value-oriented, ultra-portable, and entry level systems. The following table sets forth information with respect to the Company's main products:

                                                    MEMORY          KEY FEATURES ADDED
PRODUCT                         PROJECT STATUS       SIZE           WITH NEW GENERATION
-------                        -----------------  ----------   -----------------------------
MagicGraph128XD..............  Volume production    2 MBytes   Bus master for video
                               June 1997                       acceleration, Spread spectrum
                                                               EMI* suppression, 1024x768
                                                               resolution with greater than
                                                               65,000 colors

MagicMedia256AV..............  Volume production  2.5 MBytes   256-bit integrated
                               August 1998                     graphics/DVD integrated
                                                               audio, multiple display/dual
                                                               head, XGA/SXGA support,
                                                               camera port, and
                                                               MagicPass-TM- EMI reduction

MagicMedia256AV+.............  Volume production    3 MBytes   256-bit integrated graphics/
                               January 2000                    enhanced DVD integrated
                                                               audio, multiple display/dual
                                                               head, XGA/SXGA support,
                                                               camera port, and
                                                               MagicPass-TM- EMI reduction

MagicMedia256ZX..............  Volume production    4 MBytes   256-bit integrated
                               June 1999                       graphics/DVD integrated
                                                               audio, multiple display/dual
                                                               head, highest 2D performance,
                                                               XGA/SXGA support, camera
                                                               port, and MagicPass-TM- EMI
                                                               reduction

MagicMedia256XL+.............  Volume production    6 MBytes   256-bit integrated
                               November 1999                   graphics/DVD integrated
                                                               audio, multiple display/dual
                                                               head, 3D pipeline, XGA/SXGA
                                                               support, camera port, and
                                                               MagicPass-TM- EMI reduction

------------------------

*   Electro-Magnetic Interference

    MAGICGRAPH128XD. A pin-compatible alternative to the MagicGraph128ZV+, the MagicGraph128XD offers higher display resolutions, a larger number of displayable colors, and higher performance, providing value oriented notebooks with flexibility in display features and price/performance levels.

    MAGICMEDIA256AV. The MagicMedia256AV is the first 256-bit multimedia accelerator, providing high-end 2D graphics performance, integrated PCI audio controller functions, and DVD video playback acceleration in a single-chip multimedia solution for notebook computers. To complete the PCI audio solution of a PC, MagicMedia256AV customers would add an AC97 audio codec as a companion chip. As an industry-standard component, the AC97 compliant codec can be acquired from third-party sources or from NeoMagic as the MagicWave3DX.

    MAGICMEDIA256AV+. The MagicMedia256AV+ offers more memory, 3 Megabytes, for enhanced DVD playback acceleration in a 256-bit multimedia accelerator, providing high-end 2D graphics performance, and integrated PCI audio controller functions in a single-chip multimedia solution for notebook computers.

    MAGICMEDIA256ZX. The MagicMedia256ZX offers 4 Megabytes of embedded memory for the highest performance in 2D graphics and enhanced DVD playback acceleration in a 256-bit multimedia accelerator with integrated PCI audio controller functions in a single-chip multimedia solution for notebook computers.

    MAGICMEDIA256XL+. The MagicMedia256XL+ offers 6 Megabytes of embedded memory for high performance 2D graphics, enhanced DVD playback, and a 3D pipeline in a 256-bit multimedia accelerator with integrated PCI audio controller functions in a single-chip multimedia solution for notebook computers.

RESEARCH AND DEVELOPMENT

    The Company considers the timely development and introduction of new products to be essential to maintaining its competitive position and capitalizing on market opportunities. Research and development efforts focus on the design of new products and the enhancement or redesign for cost reduction purposes of existing products that will help to maintain or increase the Company's participation in various product areas. At January 31, 2000, the Company had approximately 179 employees engaged in research and development. Research and development expenses in fiscal 2000, 1999, and 1998 were $38.0 million, $31.8 million and $16.1 million, respectively. The Company has made, and intends to continue to make, significant investments in research and development by developing new and enhanced products to serve its identified markets. However, given the Company's projections for downward revenue and its corresponding cost control efforts, research and development expenses are expected to decrease in absolute dollars in fiscal 2001. The development and successful introduction of new products presents a variety of risks, and there can be no assurance that these or other product development efforts will be completed at the time the Company expects, or that new products will be accepted in the marketplace.

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

    In the United States, the Company sells its products to key customers primarily through a direct sales force. In Japan, DIA Semicon acts as the Company's sales representative. In Taiwan, Regulus acts as the Company's sales representative, with support from the Company's Taiwan country manager. As of January 31, 2000, NeoMagic employed 37 individuals in its sales, marketing and support organizations, and maintained regional sales offices in California, Texas, Hong Kong and Taiwan.

    In many cases, notebook PCs are designed and manufactured by third party system manufacturers on behalf of the final brand-name OEM. NeoMagic focuses on developing long-term customer relationships with both the system manufacturer and the brand-name OEM. The Company believes that this approach increases the likelihood for design wins, improves the overall quality of support, and enables the timely release of customer products to market. Although the Company will continue to support sales and marketing activities, given the Company's projections for downward revenue and its corresponding cost control efforts, sales and marketing expenses will decrease in absolute dollars in fiscal 2001.

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

    NeoMagic has strategic relationships with Mitsubishi Electric Corporation ("Mitsubishi Electric"), Toshiba Corporation ("Toshiba") and Infineon Technologies ("Infineon"), formerly Siemens Aktiengesellschaft Semiconductor Group ("Siemens"), to produce its semiconductor wafers. These relationships enable the Company to concentrate its resources on product design and development, where NeoMagic believes it has greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. The Company depends on these suppliers to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs, to produce products of acceptable cost and quality and at acceptable manufacturing yields, and to deliver those products to the Company on a timely basis. A manufacturing disruption experienced by any of the Company's manufacturing partners would have an adverse effect on the Company's business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies at one of the Company's suppliers is unsuccessful, the Company's business, financial condition and results of operations would be materially and adversely affected. Additionally, there can be no assurances that any of the Company's manufacturing partners will continue to devote resources to the production of the Company's products or continue to advance the process design technologies on which the manufacturing of the Company's products are based. Over the past year, the Company has experienced insufficient allocation of manufacturing capacity for its products by two of its manufacturing partners, inadequate manufacturing yields and difficulties by one of its manufacturing partner to successfully transition to a next generation manufacturing technology. These problems have had a material adverse effect on the Company's business, financial condition and results of operations and are likely to continue to have an adverse effect on the Company's business, financial condition and results of operations in the future.

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

COMPETITION

    The market for multimedia accelerators for notebook PCs in which the Company participates is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. NeoMagic believes that the principal factors of competition in this market are performance, price, features, power consumption, size and software support. The ability of the Company to compete successfully in the rapidly evolving notebook PC market depends on a number of factors including, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, the efficiency of production, ramp up of production of the Company's products for particular system manufacturers, end-user acceptance of the system manufacturers' products, market acceptance of competitors' products and general economic conditions. The Company's ability to compete in the future will also depend on its ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render the Company's products incompatible with products developed by major hardware manufacturers and software developers, including Intel Corporation and Microsoft Corporation. The Company could be required, as a result, to invest significant time and resources to redesign its products or obtain license rights to technologies owned by third parties in order to ensure compliance with relevant industry standards. There can be no assurance that the Company could redesign its products or obtain the necessary third-party licenses within the appropriate window of market demand. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, the Company could miss crucial OEM design cycles, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products are designed to afford the notebook PC manufacturer significant advantages with respect to product performance, power consumption and size. To the extent that other future developments in notebook PC components or subassemblies incorporate one or more of the advantages offered by the Company's products, the market demand for the Company's products may be negatively impacted. Over the past year, delays in the introduction and ramping of the Company's new products have caused the Company to miss current OEM's design cycles which has eroded the Company's market share and has had a material adverse effect on the Company's business, financial condition and results of operations.

    NeoMagic competes with major domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include ATI Technologies ("ATI"), Chips & Technologies, Inc. ("Chips & Technologies"--in January 1998, Intel Corporation acquired Chips and Technologies), S3 Incorporated ("S3") and Trident Microsystems, Inc. ("Trident"). NeoMagic may also face increased competition from new entrants into the notebook PC multimedia accelerator market including companies currently selling products designed for desktop PCs. Certain of the Company's competitors may offer products with more functionality and / or higher processor speeds at the expense of battery life and power consumption than the Company's product offerings. ATI, during 1999, produced and increased market share with a Multi-Chip Module ("MCM") accelerator solution. The MCM solution increases access memory both internally in the packaged module and externally, with connections to discrete memory on the motherboard, for higher performance at the expense of battery life and power consumption. Some of the Company's competitors, including Chips & Technologies and Trident, have announced or introduced multimedia accelerator products that integrate large DRAM with analog and logic circuitry on a single chip. These feature sets may be more competitive for certain applications than the Company's products. Potential competition also could come from manufacturers that integrate the multimedia accelerator with other systems components. For example, Intel Corporation is in production with products that integrate microprocessors and graphics accelerators. Further, several of the Company's competitors have announced plans to develop products that integrate the multimedia accelerator with the core logic chip set. The successful commercial introduction by competitors of products that integrate DRAM with analog and logic circuitry on a single chip, or that eliminate the need for a separate multimedia accelerator in notebook PCs, could have a material adverse effect on the Company's business, financial condition and operating results.

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

INTELLECTUAL PROPERTY

    The Company relies in part on patents to protect its intellectual property. The Company has been issued numerous patents worldwide, each covering certain aspects of the design and architecture of the Company's multimedia accelerators. In Fiscal 2000, the Company also acquired and/or licensed intellectual properties, the majority of which were in the areas of mixed signal analog design and array-based processing as part of the February 1999 acquisitions of the Optical Drive Development Group and ACL. Additionally, the Company and its newly acquired businesses have patent applications pending. There can be no assurance that the Company's pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

    As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident in December. The Court has stayed all litigation concerning Trident's antitrust claim pending resolution of NeoMagic's claim for patent infringement. The patent infringement claim is scheduled for trial to commence on July 31, 2000. Management believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

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

EMPLOYEES

    As of January 31, 2000, the Company employed a total of 278 full-time employees, including 179 in research and development, 17 in customer service and applications engineering, 20 in sales and marketing, 27 in manufacturing and 35 in finance and administration. The Company also employs, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. The Company's employees are not represented by a collective bargaining organization, and the Company believes that its relations with its employees are good.

MANAGEMENT

EXECUTIVE OFFICERS

    The executive officers of the Company as of January 31, 2000 are as follows:

NAME                                          AGE                           POSITION
----                                          ---      ---------------------------------------------------
Prakash C. Agarwal........................     46      President, Chief Executive Officer and Director
Kamran Elahian............................     45      Chairman of the Board
Amnon Fisher*.............................     52      Vice President, General Manager--Consumer Products
Daniel Hauck..............................     44      Vice President, Worldwide Sales
Ibrahim Korgav............................     51      Vice President, Manufacturing Operations
Dr. Clement Leung.........................     50      Vice President, R&D NeoMagic Technology Labs
Merle McClendon...........................     44      Vice President, Finance and Chief Financial Officer
Deepraj Puar *............................     53      Vice President, Technology
Mark Singer...............................     40      Vice President, Corporate Marketing

------------------------

*   Resigned as Officers of the Company effective February 1, 2000

    Prakash C. Agarwal, a co-founder of the Company, has been President, Chief Executive Officer, and a Director of the Company since its inception in 1993. Mr. Agarwal has over 20 years of engineering, marketing and general management experience in the semiconductor industry. Prior to joining the Company, he was employed as Vice President and General Manager of Cirrus Logic's Portable Product Division. In addition to his duties as President of the Company, Mr. Agarwal is on the Board of Directors of TelenComm, Inc. Mr. Agarwal holds a BS and a MS degree in Electrical Engineering from the University of Illinois.

    Kamran Elahian, a co-founder of the Company, has been Chairman of the Board since the Company's inception in 1993. Mr. Elahian has co-founded several Silicon Valley companies since 1981, including CAE Systems, Inc., a computer-aided engineering software company, Cirrus Logic, a semiconductor manufacturer and Momenta Corporation, a pen-based computer company. In addition to his duties as Chairman of the Company, Mr. Elahian is the Chairman of PlanetWeb, Inc., Centillium Communications, Inc., Actelis Networks, Cahoots, KangarooNet, and Co-Chairman and founder of Schools Online, a not for profit company. Mr. Elahian holds a BS degree in Computer Science and Mathematics and a Masters of Engineering from the University of Utah.

    Amnon Fisher joined the Company in June 1998 as Senior Vice President and General Manager of the Consumer Products division. Mr. Fisher has over 20 years experience in product development, marketing, and general management in the semiconductor industry. Prior to joining NeoMagic, Mr. Fisher served as vice president and general manager of LSI Logic Corporation, Consumer Products Division. Prior to that, Mr. Fisher held management positions at Fujitsu Microelectronics, Digital Equipment Corporation, and National Semiconductor Corporation. Mr. Fisher holds a BS in Electrical Engineering from the Israel Institute of Technology and a MS in Electrical Engineering from the City College of New York.

    Daniel Hauck joined the Company in March 1998 as Vice President, Worldwide Sales. Mr. Hauck has over 18 years of sales experience. Prior to joining NeoMagic, he was employed at Cirrus Logic where he spent 12 years in a variety of senior sales management positions, most recently as Vice President, Business Development & Asia Pacific Sales. Prior to Cirrus Logic, Mr. Hauck was employed by Technology Marketing, Inc. and Rockwell International. Mr. Hauck is a graduate of The Ohio Institute of Technology where he received his BS in Electronic Engineering Technology.

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

    Merle McClendon joined the Company in January 1997 as Vice President, Finance and Chief Financial Officer. Ms. McClendon has 20 years of finance experience. From 1993 through 1996, Ms. McClendon was Vice President and Corporate Controller at S3 Inc., a semiconductor company. From 1980 to 1993,
Ms. McClendon was employed by Deloitte & Touche, most recently as a Senior Manager. Ms. McClendon is on the Board of Directors of Schools Online, a not for profit company, is a Certified Public Accountant and holds a BS degree in Business Administration from San Jose State University.

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

    Mark Singer joined NeoMagic in March 1997 as a Senior Staff member managing Strategic Business Planning and Corporate Communications. Mr. Singer has over 17 years management experience in the semiconductor industry. Prior to joining NeoMagic, Mr. Singer was employed at Cirrus Logic, where he was a co-founder. A California native, Mr. Singer holds a BS degree from the University of California, Berkeley, School of Business.

ITEM 2.  PROPERTIES

    The Company's corporate headquarters, which is also its principal administrative, selling and marketing, customer service, applications engineering and product development facility, is located in Santa Clara, California and consists of approximately 90,000 square feet under leases which expire on April 30, 2003. The Company leases offices in Manchester, England, Raanana, Israel, India, Hong Kong, Taiwan and Texas under operating leases that expire at various times through September 2004. The Company believes its existing facilities are adequate for its current needs, but that additional space for growth will be required in the future.

ITEM 3.  LEGAL PROCEEDINGS

    In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident in December. The Court has stayed all litigation concerning Trident's antitrust claim pending resolution of NeoMagic's claim for patent infringement. The patent infringement claim is scheduled for trial to commence on July 31, 2000. Management believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    Our common stock trades on the Nasdaq National Market under the symbol NMGC. The high and low closing sales prices set forth below are as reported on the Nasdaq National Market.

QUARTERLY DATA                                                 1(ST)      2(ND)      3(RD)      4(TH)
FISCAL 2000                                                   --------   --------   --------   --------
Price range common stock:
  Low.......................................................   $ 9.84     $ 7.31     $ 7.63     $ 7.78
  High......................................................   $14.19     $11.88     $10.13     $11.69

FISCAL 1999
Price range common stock:
  Low.......................................................   $15.75     $12.63     $10.69     $14.00
  High......................................................   $21.81     $22.50     $17.13     $22.88

    The Company had 202 stockholders of record as of February 27, 2000. The Company has not paid any dividends on its common stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying cash dividends to stockholders.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein.

FIVE YEAR SUMMARY

                                                             YEAR ENDED JANUARY 31,
                                              ----------------------------------------------------
                                                2000       1999       1998       1997       1996
                                              --------   --------   --------   --------   --------
CONSOLIDATED STATEMENT OF OPERATIONS DATA:
Net sales...................................  $259,698   $240,503   $124,654   $40,792    $   243
Cost of sales...............................   181,332    142,881     73,171    28,650        165
                                              --------   --------   --------   -------    -------
Gross margin................................    78,366     97,622     51,483    12,142         78
Operating expenses:
  Research and development..................    37,957     31,756     16,091     8,606      4,934
  Sales, general and administrative.........    18,505     20,740     12,290     6,522      1,606
  Acquired in-process research and
    development(3)..........................     5,348         --         --        --         --
  Legal costs(1)............................        --         --         --    (1,503)       610
                                              --------   --------   --------   -------    -------
    Total operating expenses................    61,810     52,496     28,381    13,625      7,150
Income (loss) from operations...............    16,556     45,126     23,102    (1,483)    (7,072)
  Interest income and other.................     3,793      3,810      2,643     1,366        385
  Interest expense..........................      (838)    (1,339)    (1,298)   (1,046)      (182)
                                              --------   --------   --------   -------    -------
Income (loss) before income taxes...........    19,511     47,597     24,447    (1,163)    (6,869)
Provision for income taxes..................     6,806     16,395      3,667        --         --
                                              --------   --------   --------   -------    -------
Net income (loss)...........................  $ 12,705   $ 31,202   $ 20,780   $(1,163)   $(6,869)
                                              ========   ========   ========   =======    =======
Basic net income (loss) per share(2)........  $    .51   $   1.32   $    .95   $  (.07)
Diluted net income (loss) per share(2)......  $    .49   $   1.19   $    .82   $  (.07)
Weighted common shares outstanding(2).......    24,898     23,710     21,924    17,238
Weighted common shares outstanding assuming
  dilution(2)...............................    25,834     26,153     25,336    17,238

                                                 2000       1999       1998       1997       1996
                                               --------   --------   --------   --------   --------
CONSOLIDATED BALANCE SHEET DATA:
Cash and cash equivalents....................  $ 33,097   $ 36,631   $ 35,004   $13,458     $6,877
Short-term investments                           63,429     56,097     36,016        --         --
Working capital..............................   101,948     92,839     53,518     1,398      4,069
Total assets.................................   149,136    144,374    107,583    27,464      8,749
Long-term obligations                                --         --        646     1,194        749
Total stockholders' equity...................   120,215    103,395     65,127     4,200      4,542

OTHER DATA:
Number of employees..........................       278        234        162        94         44
Revenue/employee.............................  $    934   $  1,028   $    769   $   434     $    6

------------------------

(1) Relates to amounts provided by the Company for estimated legal fees associated with litigation which was dismissed in the second quarter of fiscal 1997. The $1.5 million benefit in legal costs during the year ended January 31, 1997 was due to the reversal of previously provided legal fees as a result of such dismissal. See Note 11 of Notes to Consolidated Financial Statements.

(2) See Note 1 and Note 4 of Notes to Consolidated Financial Statements.

(3) See Note 3 of Notes to Consolidated Financial Statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    When used in this discussion, the words "expects," "anticipates," "believes" and similar expressions are intended to identify forward-looking statements. Such statements, which include statements concerning the timing of availability and functionality of products under development, the availability, cost and yield of products from the Company's suppliers, product mix, trends in average selling prices, the growth rate of the market for notebook PCs, competition, the percentage of export sales and sales to strategic customers, the adoption or retention of industry standards, are subject to risks and uncertainties, including those set forth below under "Factors that May Affect Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

OVERVIEW

    The Company designs, develops and markets high-performance semiconductor solutions for sale to original equipment manufacturers of mobile computing products including notebook PCs, and over the last several years, began development of digital cameras and DVD drives. In February 2000, the Company announced that it is seeking to sell the DVD product group which is still in the research and development phase. The Company has determined that embedded DRAM now provides less value in the current DVD market than anticipated. The DVD market is very cost sensitive, and has little regard for low-power electronics or form-factor integration, taking the product line further away from the Company's embedded DRAM technology. The Company pioneered the first commercially available high-performance silicon technology that integrates DRAM, complex logic and analog circuits into a single chip. The Company's proprietary MagicWare-TM- technology eliminates the need to drive signals off-chip to discrete memory, achieving its performance advantage while actually lowering the power consumption and extending the battery life for smaller, lighter weight portable devices. The first commercial application for the Company's technology is in the design, development and marketing of multimedia accelerators for sale to notebook computer manufacturers. The Company's MagicGraph128 and MagicMedia256 families of pin-compatible multimedia accelerators incorporate 128-bit and 256-bit memory buses, respectively.

    All of the Company's net sales in fiscal 2000, 1999 and 1998 were derived from sales of its multimedia accelerator products, and the Company expects this trend to continue at least through fiscal 2002. The Company generally recognizes revenue upon title passage for product sales directly to customers. The Company's policy is to defer recognition of revenue of shipments to distributors until the distributors sell the product. Historically, a majority of the Company's sales have been to a limited number of customers. Sales to the Company's top five customers accounted for 77.1%, 64.9%, and 66.5% of the Company's net sales for fiscal 2000, 1999 and 1998, respectively. The Company expects that a substantial portion of sales of its products will continue to be to a limited number of customers for the foreseeable future. The customers contributing significant amounts of net sales have varied and will continue to vary depending on the timing and success of new product introductions by NeoMagic and its customers.

    The Company's products require semiconductor wafers manufactured with state-of-the-art fabrication equipment and technology. NeoMagic currently has strategic relationships with Mitsubishi Electric Corporation, Infineon Technologies, formerly Siemens Aktiengesellschaft Semiconductor Group has also purchased wafers from Toshiba Corporation during fiscal 2000 to produce its semiconductor wafers and uses other independent contractors to perform assembly, packaging and testing. The Company's foundry relationships are formalized in separate five-year wafer supply agreements. These relationships enable the Company to concentrate its resources on product design and development, where NeoMagic believes it has greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. The Company depends on these suppliers to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to the Company on a timely basis. The Company purchases wafers and pays an agreed price for wafers meeting certain acceptance criteria. All of the Company's products are assembled and tested by independent vendors. To date, the majority of the Company's wafer purchases, which constitute a majority of its cost of sales, have been priced in Japanese yen. As a result, exchange rate fluctuations can affect the Company's gross margin. The Company experienced such fluctuations during fiscal 2000 which have negatively impacted the Company's gross margin and earnings. The Company has in the past hedged its exposure to fluctuations in the exchange rate between the Japanese yen and the United States dollar by purchasing forward contracts and options and may continue to do so in the future.

    Under its wafer supply agreements, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and place binding purchase orders up to three to four months prior to shipment. If the Company cancels a purchase order, the Company must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must forecast and place purchase orders for wafers long before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic and from time-to-time will cause the Company to have an excess or a shortage of wafers for a particular product, which could cause the Company to take charges for excess inventory or miss revenue opportunities.

    Prior to fiscal 1997, the Company was primarily engaged in research and development and testing of its products. Accordingly, the majority of its operating expenses were related to research and development activities. In fiscal 1997, in connection with the commencement of commercial sales of its products, the Company accelerated its investment in sales, marketing, manufacturing and administrative infrastructures. Throughout fiscal 2000, the Company has continued to devote resources to research and development efforts as well as to make additional investments in sales, marketing, manufacturing and administrative infrastructures to support the increased sales. The Company expects to continue to devote substantial resources to research and development efforts for the foreseeable future. However, given the Company's projections for downward revenue and its corresponding cost control efforts, research and development expenses are expected to decrease in absolute dollars in fiscal 2001. All of the Company's research and development costs have been expensed as incurred.

    The Company's fiscal year end is January 31. Any references herein to a fiscal year refers to the year ended January 31 of such year.

RESULTS OF OPERATIONS

    The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                             YEAR ENDED JANUARY 31,
                                                         ------------------------------
                                                           2000       1999       1998
                                                         --------   --------   --------
Net sales..............................................   100.0%     100.0%     100.0%
Cost of sales..........................................    69.8       59.4       58.7
                                                          -----      -----      -----
Gross margin...........................................    30.2       40.6       41.3
Operating expenses:
  Research and development.............................    14.6       13.2       12.9
  Sales, general and administrative....................     7.1        8.6        9.9
  Acquired in process research and development.........     2.1         --         --
    Total operating expenses...........................    23.8       21.8       22.8
                                                          -----      -----      -----
Income from operations.................................     6.4       18.8       18.5
  Interest income and other............................     1.5        1.6        2.1
  Interest expense.....................................     (.4)       (.6)      (1.0)
                                                          -----      -----      -----
Income before income taxes.............................     7.5       19.8       19.6
Provision for income taxes.............................     2.6        6.8        2.9
                                                          -----      -----      -----
Net income.............................................     4.9%      13.0%      16.7%
                                                          =====      =====      =====

NET SALES

    The Company's net sales to date have been generated from the sale of its multimedia accelerators. The Company's products are used in, and its business is dependent upon, the personal computer industry with sales primarily in Asia, Japan, and the United States. Net sales were $259.7 million, $240.5 million and $124.7 million in fiscal 2000, 1999 and 1998, respectively. Net sales increased primarily from shipments of the Company's products in its MagicMedia256 and MagicGraph128 product families, and the Company's investment in sales and marketing activities. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period when new products are introduced and existing products reach the end of their product life cycles. Due to competition, the life cycle of the Company's products and the trend in the market toward lower cost notebook computers, the Company's products have, and may continue to experience declining unit average selling prices over time, which at times can be substantial. The Company expects that net sales, for fiscal 2001 will decline over the current year levels due to delays in new product introductions which have caused the Company to lose design wins and market share. Over the past year, delays in the introduction and ramping of the Company's new products have caused the Company to miss current OEM's design cycles which has eroded the Company's market share and has had a material adverse effect on the Company's business, financial condition and results of operations.

    Sales to customers located outside the United States (including sales to foreign operations customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 80.2%, 83.6% and 83.2% of net sales in fiscal 2000, 1999 and 1998, respectively. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in United States dollars.

    Five customers accounted for 20.2%, 19.6%, 12.9%, 12.3% and 12.1% respectively, of net sales in fiscal 2000. Three customers accounted for 19.8%, 17.1% and 10.5%, respectively, of net sales in fiscal 1999. Five customers accounted for 14.4%, 13.6%, 13.5%, 13.3% and 11.7%, respectively, of net sales in fiscal 1998. The Company expects a significant portion of its future sales to remain concentrated with a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers, or that such customers will not cancel or reschedule orders, or in the event orders are canceled, that such orders will be replaced by other orders. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

GROSS MARGIN

    Gross margin was $78.4 million, $97.6 million and $51.5 million in fiscal 2000, 1999, and 1998, respectively. The gross margin percentage decreased to 30.2% of net sales in fiscal 2000 from 40.6% of net sales in fiscal 1999 due primarily to increases in wafer prices for the Company's MagicMedia256 product line. Also affecting fiscal 2000 gross margin was a decrease in the dollar/yen exchange rate throughout the year and low production yields on new product ramp-ups. The gross margin percentage decreased to 40.6% of net sales in fiscal 1999 from 41.3% of net sales in fiscal 1998 due to declines in unit average selling prices stemming from the market trend toward lower priced notebooks and increased competition. These factors were mitigated in part by other product cost decreases stemming from the Company's cost reduction efforts.

    In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), changes in the mix of products sold, timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, manufacturing yields (particularly on new products), continued trend in the market toward lower priced notebooks, and foreign currency exchange rate fluctuations. The Company has announced that it expects declines in revenues, gross margins, and results of operations for fiscal 2001 based on the delay of the introduction of its new products. As a result of this delay, the Company's existing products may experience sharper declines in demand and average selling prices and the Company's inventories on order may not be fully sellable at acceptable prices which would necessitate inventory write-offs either for excess quantities or lower of cost or market considerations. Such a write-off, when determined, would have a material adverse effect on gross margins and results of operations.

RESEARCH AND DEVELOPMENT EXPENSES

    Research and development expenses include compensation and associated costs relating to development personnel, operating system software costs and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $38.0 million, $31.8 million and $16.1 million in fiscal 2000, 1999 and 1998, respectively. The Company has made, and intends to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development expenses increased in fiscal 2000 primarily as a result of increased employee related expenses on higher headcount, increased prototyping costs associated with new product development, and amortization of intangibles associated with the acquisitions of ACL and the Optical Drive Development Group of Mitel Corporation. Because the Company's projections for downward revenue will result in corresponding cost control, research and development expenses are expected to decrease in absolute dollars in fiscal 2001.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

    Sales, general and administrative expenses were $18.5 million,
$20.7 million and $12.3 million in fiscal 2000, 1999, and 1998 respectively. Sales, general and administrative expenses decreased in fiscal 2000 due primarily to lower outside commissions and the Company's ongoing cost reduction efforts. Sales, general and administrative expenses increased in fiscal 1999 as a result of increased commissions associated with higher sales levels and increased employee related expenses largely related to additional personnel and
legal costs related to the intellectual property lawsuit.   Because the
Company's projections for downward revenue will result in decreased commissions and cost control, sales, general and administrative expenses are expected to decrease in absolute dollars in fiscal 2001.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

    The Company incurred approximately $5.3 million of charges for acquired in-process research and development ("IPRD") in connection with its fiscal 2000 acquisitions of the Optical Drive Storage Group from Mitel Semiconductor and Associative Computers, Ltd., ("ACL"). The amount allocated to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows from each of the technologies under development to their net present value, at an appropriate risk-adjusted rate of return. The technologies under development were analyzed to determine their technological accomplishments; the existence and utilization of core technologies; the existence of any alternative future uses; their technological feasibility; and the stage of completion of the development activities, including the efforts required to complete the remaining development activities. The technologies under development were classified as developed technology, IPRD completed, IPRD to be completed or future development activities. Projected future net cash flows attributable to each of these categories were discounted to their net present value using a discount rate which was derived based on the Company's estimated weighted average cost of capital plus a risk premium to account for the inherent uncertainty surrounding the successful completion of each project and the associated estimated cash flows. The IPRD charge includes only the fair value of IPRD completed. The technologies underlying the IPRD amounts were deemed to have no alternative future uses. The fair value assigned to developed technology is included in other assets, and no value was assigned to the IPRD to be completed or future development activities. The Company believes that these fair values do not exceed the amount a third party would pay for each such in-process technology. Failure to timely deliver commercially viable products to the market, or to achieve market acceptance or the revenue and expense forecasts could have a significant impact on the financial results and operations of the acquired businesses.

    The total charge for IPRD for the Optical Drive Storage Group transaction, completed in February 1999, was approximately $2.0 million. The technologies acquired from this group were mixed signal analog and digital video disk ("DVD") optical storage read-channel technologies. The Optical Drive Storage Group's development efforts were estimated to be approximately 50% complete at the date of the acquisition. NeoMagic planned to integrate these technologies with its embedded DRAM technologies and develop products for the DVD Notebook, DVD Desktop and DVD Player/Recorder markets. Prior to the acquisition, the Optical Drive Storage Group had generated no revenues. Revenue from commercially viable products for these markets was not anticipated until late calendar 2000 or in 2001. The discount rates used for the IPRD technologies and developed technologies were 40% and 25%, respectively.

    The total charge for IPRD for the ACL transaction, completed in February 1999, was approximately $3.3 million. The technologies acquired from ACL were associative array (parallel) processing architectures that enabled high speed computing. ACL's development efforts were estimated to be approximately 42% complete at the date of the acquisition. NeoMagic planned to integrate these technologies with its embedded DRAM technologies and develop products for the digital camera and camcorder markets. Prior to the acquisition, ACL had generated no revenues. Revenues from commercially viable products for the above markets were not anticipated until late calendar 2001. The discount rates used for the IPRD technologies and developed technologies were each 50%.

    Except for the Company's plans to no longer pursue the development activities acquired from the Optical Drive Storage Group, there have been no significant changes in the assumptions used in the IPRD analyses relating to the timing of expected future revenues or the amount of development expenses and efforts expected to be required to bring the in process research and development technologies to completion and to achieve such revenues. Although management believes it will realize its net investment in the technology and related net assets acquired from the Optical Drive Storage Group ($1.5 million), significant uncertainties exist and circumstances currently unknown may result in the need to recognize an impairment of those assets in future financial periods. Should impairment occur, the Company's financial condition and results of operations could be materially adversely impacted.

INTEREST INCOME AND OTHER

    The Company earns interest on its cash and short-term investments. Interest income and other was $3.8 million, $3.8 million and $2.6 million in fiscal 2000, 1999, and 1998, respectively. The increase in fiscal 1999 stemmed from higher interest income earned on higher cash and short-term investment balances.

INTEREST EXPENSE

    The Company pays interest and commissions on wafer purchases and interest on its leases. Interest expense was $0.8 million, $1.3 million, and $1.3 million in fiscal 2000, 1999 and 1998, respectively. The decrease in interest expense from fiscal 1999 to fiscal 2000 reflects lower interest and commission rates. See
Note 6 of Notes to Consolidated Financial Statements for further discussion of the working capital line of credit.

INCOME TAXES

    The Company's effective tax rate was 35% in fiscal 2000, 34% in fiscal 1999 and 15% in fiscal 1998. The increase in the effective tax rate from fiscal 1999 to fiscal 2000 was due to the establishment of a valuation allowance related to acquisitions during the year, offset by research and development credits. The increase in the fiscal 1999 effective tax rate stems from net operating loss carryforwards being fully utilized in fiscal 1998. The difference between the Company's fiscal 2000 effective tax rate and the statutory rate is primarily due to the utilization of research and development tax credits. The difference between the Company's fiscal 1998 effective tax rate and the statutory rate is primarily due to the utilization of the Company's net operating loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

    The Company's cash, cash equivalents and short-term investments were $96.5 million, $92.7 million, and $71.0 million as of the end of fiscal 2000, 1999 and 1998, respectively. The increase in cash, cash equivalents and short-term investments in fiscal 2000 stems primarily from cash provided by operating activities, offset in part by the two acquisitions completed in February 1999 for $10.4 million and purchases of property, plant and equipment of $7.4 million. The increase in cash, cash equivalents and short-term investments in fiscal 1999 stems primarily from cash provided by operating activities, offset in part by the pay-down of the working capital line of credit and investments in property, plant and equipment. In January 1998, in exchange for a lower commission rate, the payment terms on wafer purchases were changed from payable in 90 days from shipment to payable in 30 days from shipment. Working capital increased $9.1 million to $101.9 million at January 31, 2000 from $92.8 million at January 31, 1999.

    Cash and cash equivalents provided from operating activities were $19.6 million, $45.1 million and $15.4 million in fiscal 2000, 1999, and 1998 respectively. The cash provided from operating activities in fiscal 2000 stems primarily from $12.7 million in net income and a decrease in inventory, offset in part by a decrease in accounts payable. The cash provided from operating activities in fiscal 1999 stems primarily from $31.2 million in net income, an increase in accounts payable and a reduction in deferred taxes, offset in part by increased accounts receivable, inventory and other assets. The cash provided from operating activities in fiscal 1998 stems primarily from $20.8 million in net income and increases in accrued expenses and accounts payable, offset by increases in accounts receivable, inventory and deferred taxes.

    Net cash used for investing activities in fiscal 2000, 1999 and 1998 was $25.2 million, $25.5 million and $40.5 million respectively. Net cash used for investing activities in fiscal 2000 related primarily to cash paid of $10.4 million for two acquisitions, $7.3 million of net purchases of short-term investments and $7.4 million of investments in property, plant and equipment. Net cash used for investing activities in fiscal 1999 related primarily to $20.1 million of net purchases of short-term investments and $5.4 million of investments in property, plant and equipment. Net cash used for investing activities in fiscal 1998 was related to net purchases of short-term investments and investments in property, plant and equipment.

Continued operation of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of the Company's future revenues.

    Net cash provided by financing activities in fiscal 2000 was $2.0 million, compared to net cash used for financing activities of $18.0 million in fiscal 1999 and net cash provided by financing activities of $46.7 million in fiscal 1998. The net cash provided by financing activities in fiscal 2000 primarily represents net proceeds from the issuance of common stock. The net cash used for financing activities in fiscal 1999 related primarily to the pay-down of the working capital line of credit of $21.0 million, offset in part by proceeds from the issuance of common stock. The net cash provided by financing activities in fiscal 1998 primarily represents net proceeds from the initial public offering of $37.8 million, net proceeds related to the working capital line of credit and the release of amounts previously held as restricted cash.

    At January 31, 2000, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $96.5 million. The Company believes that it will not generate cash over the upcoming twelve months, and believes the current cash, cash equivalents and short-term investments will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months. Investments will continue in new product development in new and existing areas of technology. The Company's future capital requirements will depend on many factors including the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions and enhancements to existing products, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

IMPACT OF CURRENCY EXCHANGE RATES

    Because the Company currently purchases the majority of its wafers under purchase contracts denominated in yen, significant appreciation in the value of the yen relative to the value of the U.S. dollar would make the wafers relatively more expensive to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company generally enters into foreign currency forward contracts to minimize short-term foreign currency fluctuation exposures related to these firm purchase commitments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. Notwithstanding the measures the Company has adopted, due to the unpredictability and volatility of currency exchange rates and currency controls, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company experienced such fluctuations during fiscal 2000 which have negatively impacted the Company's gross margin and results of operations.

IMPACT OF YEAR 2000

    As of the date of this filing, the Company has not incurred any significant business disruptions as a result of Year 2000 issues. We are also not aware of any material problems with our customers or vendors. Accordingly, we do not anticipate incurring material expenses or experiencing any material disruptions as a result of any Year 2000 issues.

FACTORS THAT MAY AFFECT RESULTS

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

    NeoMagic's quarterly and annual results of operations are affected by a variety of factors that could materially adversely affect net sales, gross margin and income from operations. These factors include, among others, availability and cost of manufacturing capacity, demand for the Company's products, fluctuations in manufacturing yields, changes in product or customer mix (i.e. the portion of the Company's revenues represented by the Company's various products and customers), incorrect forecasting of future revenues, foreign exchange rate fluctuations, unanticipated delays or problems in the introduction or performance of the Company's next generation of products, the Company's ability to introduce new products in accordance with OEM design requirements and design cycles, the Company's ability to leverage its technology across new markets, market acceptance of the end-products of the Company's customers, changes in the timing of product orders due to unexpected delays in the introduction of products of the Company's customers or due to the life cycles of such customers' products ending earlier than anticipated, new product announcements or product introductions by NeoMagic's competitors, competitive pressures resulting in lower average selling prices, the volume of orders that are received and can be fulfilled in a quarter, the rescheduling or cancellation of orders by customers which cannot be replaced with orders from other customers, supply constraints for the other components incorporated into its customers' notebook PC products, the unanticipated loss of any strategic relationship, seasonality associated with the tendency of PC sales to increase in the second half of each calendar year, the level of expenditures for research and development and sales, general and administrative functions of the Company, costs associated with future litigation, and costs associated with protecting the Company's intellectual property. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profits. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. Since the Company's announcement of its expectation of declining revenues, gross margins and operating results, the market price of the Common Stock has been and is expected to be for some time in the future, materially adversely affected.

RISKS ASSOCIATED WITH DEPENDENCE ON THE NOTEBOOK PC MARKET

    The Company's products are currently used only in notebook PCs. The notebook PC market is characterized by rapidly changing technology: evolving industry standards, frequent new product introductions and significant price competition, resulting in short product life cycles and regular reductions of average selling prices over the life of a specific product. Although the notebook PC market has grown substantially in recent years, there is no assurance that such growth will continue. A reduction in sales of notebook PCs, or a reduction in the growth rate of such sales, would likely reduce demand for the Company's products. Moreover, such changes in demand could be large and sudden. Since PC manufacturers often build inventories during periods of anticipated growth, they may be left with excess inventories if growth slows or if they have incorrectly forecasted product transitions. In such cases, the PC manufacturers may abruptly suspend substantially all purchases of additional inventory from suppliers such as the Company until the excess inventory has been absorbed. Any reduction in the demand for notebook PCs in general, or for a particular product that incorporates the Company's multimedia accelerators, could have a material adverse effect on the Company's business, financial condition and results of operations.

    The Company's ability to compete in the future will depend on its ability to identify and ensure compliance with evolving industry standards. Unanticipated changes in industry standards could render the Company's products incompatible with products developed by major hardware manufacturers and software developers, including Intel Corporation and Microsoft Corporation. The Company could be required, as a result, to invest significant time and effort to redesign its products to ensure compliance with relevant standards. If the Company's products are not in compliance with prevailing industry standards for a significant period of time, the Company could miss crucial OEM design cycles, which could result in a material adverse effect on the Company's business, financial condition and results of operations. Over the past year, delays in the introduction and ramping of the Company's new products have caused the Company to miss current OEM's design cycles which has eroded the Company's market share and has had a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products are designed to afford the notebook PC manufacturer significant advantages with respect to product performance, power consumption and size. To the extent that other future developments in notebook PC components or subassemblies incorporate one or more of the advantages offered by the Company's products, the market demand for the Company's products may be negatively impacted, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT CONCENTRATION, RISKS ASSOCIATED WITH MULTIMEDIA PRODUCTS

    The Company's revenues currently are entirely dependent on the market for multimedia accelerators for notebook PCs, and on the Company's ability to compete in that market. Since the Company has no other revenue generating product line, the Company's revenues and results of operations would be materially adversely affected if for any reason it were unsuccessful in selling multimedia accelerators or technology advances eliminated or reduced the demand for such accelerators. The notebook PC market frequently undergoes transitions in which products rapidly incorporate new features and performance standards on an industry-wide basis. If the Company's products were unable to support the new feature sets or performance levels stemming from such a transition, the Company would likely not have the opportunity to compete for new design wins until it was able to incorporate the new feature sets or performance requirements into its products. A failure to develop products with required feature sets or performance standards, or a delay as short as a few months in bringing a new product to market, could significantly reduce the Company's net sales for a substantial period, which would have a material adverse effect on the Company's business, financial condition and results of operations. In fiscal 2000, the Company experienced a manufacturing delay in bringing its new product into the market in the required time frame with the appropriate feature set, resulting in an adverse effect to the Company's results of operations for fiscal 2000. These events are expected to continue to cause a material adverse effect on the Company's business, financial condition and results of operations in fiscal 2001.

    The notebook PC multimedia market is characterized by extreme price competition. Leading-edge products may command higher average selling prices, but prices decline throughout the product life cycle as comparable and more advanced products are introduced into the market. As a result, the Company's ability to maintain average selling prices and gross margins depends substantially on its ability to continue introducing new products. Its ability to maintain gross margins is also dependent upon its ability to reduce product costs throughout a product life cycle by instituting cost reduction design changes and yield improvements, persuading customers to adopt cost-reduced versions of its products, and successfully managing its manufacturing and subcontractor relationships. Failure by the Company to continually design and introduce advanced products in a timely manner and to reduce product costs on these older products would have, and is having, a material adverse effect on the Company's net sales, gross margins and results of operations. As a result of the delay and interruption of new product introductions, the Company will experience a material adverse effect on revenues, gross margins and operating results for fiscal 2001. Accordingly, the Company has announced its plan to restructure its business for the expected decreased revenue related to its current expectations.

CONSUMER PRODUCT EXECUTION

    The Company announced the formation of the Consumer Products division in June 1998. The division was formed to explore consumer semiconductor product opportunities in emerging markets such as digital video disks, digital cameras, and other consumer products that can benefit from the advantages of embedded DRAM MagicWare-TM- technology pioneered by NeoMagic. In February 1999, the Company completed two acquisitions to further the development efforts of the Consumer Products division. The Company acquired the Optical Drive Development Group and associated DVD intellectual properties from Mitel Semiconductor in Manchester, England and the assets and intellectual properties of ACL of Tel Aviv, Israel from Robomatix Technologies Ltd. The DVD and digital camera markets are new and evolving. Any such new product development program faces substantial risks and uncertainties, including risks as to the costs, timing and results of engineering efforts, competitive risks and market development risks. In February 2000, the Company announced that it is seeking to sell the DVD product group that is still in the research and development phase. The Company has determined that embedded DRAM now provides less value in the current DVD market than previously anticipated. The evolving DVD market is very cost sensitive, and has little regard for low-power electronics or form-factor integration, taking the product line further away from the Company's embedded DRAM technology. The Company's ability to compete in new markets such as digital camera and other consumer products will depend on its ability to identify and ensure compliance with evolving industry standards, develop and market compelling semiconductor solutions, and deliver those solutions to the market in a timely and cost effective manner. There can be no assurance that future products the Company expects to introduce will incorporate the features, functionality and pricing demanded by the market, or will be introduced within the appropriate window of market demand. The failure of the Company to successfully introduce new products and achieve market acceptance for such products could have a material adverse effect on the Company's business, financial condition and results of operations. As a result of the delay in introducing its products in a time frame and cost structure that makes such products competitive, the Company is currently reconsidering its product plans and research and development efforts for fiscal 2001. The Company cannot predict what impact these efforts will have on future periods.

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

EFFECTS OF CHANGES IN DRAM PRICING

    The Company's products feature large DRAM memory integrated with analog and logic circuitry on a single chip, while its competitors often provide discrete analog and logic circuitry to be used in conjunction with DRAM supplied by others. The selling prices of the Company's products reflect many factors, including the prices of DRAM chips. As the Company places firm purchase commitments for wafers some 3 to 5 months in advance, significant reductions in the market price of DRAM could cause the Company's products to become less competitively priced relative to competing discrete solutions with non-integrated DRAM. In this circumstance, the Company could be forced to respond to pricing pressures precipitated by changes in the DRAM market by reducing the average selling prices of its products to current and prospective customers. Recently, the DRAM market has experienced significant price erosion, which has been a factor in the overall decline in the average selling price of the Company's products. Because the Company's product costs cannot be adjusted as rapidly as changes in the market price of DRAM, the

Company's business, financial condition and results of operations may be materially adversely affected by unanticipated changes in the price of DRAM.

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

    NeoMagic competes with major domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include ATI Technologies ("ATI"), Chips & Technologies, Inc. ("Chips & Technologies"- in January 1998, Intel Corporation acquired Chips and Technologies), S3 Incorporated ("S3") and Trident Microsystems, Inc. ("Trident"). NeoMagic may also face increased competition from new entrants into the notebook PC multimedia accelerator market including companies currently selling products designed for desktop PCs. Some of the Company's competitors, including Chips & Technologies and Trident have announced or introduced multimedia accelerator products that integrate large DRAM with analog and logic circuitry on a single chip. Certain of the Company's competitors may offer products with more functionality and / or higher processor speeds at the expense of battery life and power consumption than the Company's product offerings. These feature sets may be more competitive for certain applications than the Company's products. ATI, during 1999, produced and increased market share with a Multi-Chip Module (MCM) accelerator solution. The MCM solution increases access memory both internally in the packaged module and externally, with connections to discrete memory on the motherboard, for higher performance at the expense of battery life and power consumption. Some of the Company's competitors, including Chips & Technologies and Trident, have announced or introduced multimedia accelerator products that integrate large DRAM with analog and logic circuitry on a single chip. These feature sets may be more competitive for certain applications than the Company's products. Potential competition also could come from manufacturers that integrate the multimedia accelerator with other systems components. For example, Intel Corporation is in production with products that integrate microprocessors and graphics accelerators. Further, several of the Company's competitors have announced plans to develop products that integrate the multimedia accelerator with the core logic chip set. The successful commercial introduction by competitors of products that integrate DRAM with analog and logic circuitry on a single chip, or that eliminate the need for a separate multimedia accelerator in notebook PCs, could have a material adverse effect on the Company's business, financial condition and operating results.

    Some of the Company's current and potential competitors operate their own manufacturing facilities. Since the Company does not operate its own manufacturing facility and must make binding commitments to purchase products, it may not be able to reduce its costs and cycle time or adjust its production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on the Company's results of operations. The Company expects that its revenues will decline significantly from the prior year's revenue and accordingly is monitoring its inventory levels for product on hand and on order. The Company orders wafers for deliveries at least 3-5 months in advance and with the additional time to assemble and test wafers, the Company can have orders for finished goods that will not be available for up to six months into the future. If the Company does not have sufficient demand for its products and cannot cancel its current and future commitments without material impact, the Company may experience excess inventory, which will result in write-offs affecting gross margin and results of operations.

DEPENDENCE ON MANUFACTURING RELATIONSHIPS

    The Company's products require wafers manufactured with state-of-the-art fabrication equipment and techniques. Mitsubishi Electric and Toshiba in Japan and Infineon in Germany currently manufacture the Company's wafers. Each of these manufacturing relationships is covered under the terms of a five-year wafer supply agreement. The Company expects that, for the foreseeable future, some of its products will be manufactured by a single source. Since, in the Company's experience, the lead time needed to establish a strategic relationship with a new DRAM partner is at least 12 months, and the estimated time for a foundry to switch to a new product line ranges from four to nine months, there may be no readily available alternative source of supply for specific products. A manufacturing disruption experienced by any of the Company's manufacturing partners or the failure of one of the Company's manufacturing partners to dedicate adequate resources to the production of the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies by the Company's manufacturing partners is unsuccessful, the Company's business, financial condition and results of operations would be materially and adversely affected.

    There are many other risks associated with the Company's dependence upon third party manufacturers, including: reduced control over delivery schedules, quality, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on wafers supplied to the Company; and potential misappropriation of NeoMagic's intellectual property. The Company is dependent on its manufacturing partners to produce wafers with acceptable quality and manufacturing yields, deliver those wafers on a timely basis to the Company's third party assembly subcontractors and to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs. Although the Company's products are designed using the process design rules of the particular manufacturer, there can be no assurance that the Company's manufacturing partners will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, there can be no assurance that the Company's manufacturing partners will continue to devote adequate resources to the production of the Company's products or continue to advance the process design technologies on which the manufacturing of the Company's products are based. Over the past year, the company has experienced supply-related issues including insufficient allocation of manufacturing capacity, yield issues and difficulties of its partner to successfully transition to a next generation manufacturing technology. These problems have had a material effect on the Company's business, financial condition and results of operations which the Company expects will continue into fiscal 2001.

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

INVENTORY RISK

    Under its wafer supply agreements with Mitsubishi Electric, Toshiba and Infineon, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and to place binding purchase orders three to four months prior to shipment from the suppliers. The Company expects that its revenues will decline significantly from the prior year's revenue and accordingly is monitoring its inventory levels for product on hand and on order. The Company orders wafers for deliveries at least 3-5 months in advance and with the additional time to assemble and test wafers, the Company can have orders for finished goods that will be available up to six months into the future. If the Company does not have sufficient demand for its products and cannot cancel its current and future commitments without material impact, the Company may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If the Company cancels a purchase order, it must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must make forecasts and place purchase orders for wafers long before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic, and from time-to-time will cause the Company to have an excess or shortage of wafers for a particular product. Also, many of the Company's customers are moving to "just in time" relationships with their vendors, which can shift the risk of carrying inventory back to the supplier. As a result of the long lead-time for manufacturing wafers and the increase in "just in time" ordering by PC manufacturers, semiconductor companies such as the Company from time-to-time must take charges for excess inventory. Significant write-offs of excess inventory could have a material adverse effect on the Company's financial condition and results of operations. Conversely, failure to order sufficient wafers would cause the Company to miss revenue opportunities and, if significant, could impact sales by the Company's customers, which could adversely affect the Company's customer relationships and thereby materially adversely affect the Company's business, financial condition and results of operations. At January 31, 2000, the Company has issued outstanding purchase orders totaling over $45.0 million with its manufacturing partners for the delivery of wafers over the next five months. If orders from NeoMagic's customers do not meet the Company's expectations, the Company may be required to incur cancellation charges related to the purchase orders with its manufacturing partners and/or charges for the write off of excess inventory.

MANUFACTURING YIELDS

    The fabrication of semiconductors is a complex and precise process. Because NeoMagic's products feature the integration of large DRAM memory with analog and logic circuitry on a single chip, a manufacturer must obtain acceptable yields of both the memory and logic portions of such products, compounding the complexity of the manufacturing process. As a result, the Company may face greater manufacturing challenges than its competitors. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. The Company purchases wafers, not die, and pays an agreed upon price for wafers meeting certain acceptance criteria. Accordingly, the Company bears the risk of the yield of good die from wafers purchased meeting the acceptance criteria. The Company is currently experiencing such yield problems which has affected, and is expected to continue to, materially adversely affect the Company's net sales, gross margins and results of operations in fiscal 2001.

    Semiconductor manufacturing yields are a function of both product design, which is developed largely by the Company, and process technology, which is typically proprietary to the manufacturer. Historically, the Company has experienced lower yields on new products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between the Company and the manufacturer. For example, a design error that resulted in lower than expected yields of finished products caused the Company to take a $1.2 million charge in fiscal 1997. This risk is compounded by the offshore location of the Company's manufacturers, increasing the effort and time required identifying, communicating and resolving manufacturing yield problems. As the Company's relationships with new manufacturing partners develop, yields could be adversely affected due to difficulties associated with adopting the Company's technology and product design to the proprietary process technology and design rules of each manufacturer. Any significant decrease in manufacturing yields could result in an increase in the Company's per unit product cost and could force the Company to allocate its available product supply among its customers, potentially adversely impacting customer relationships as well as revenues and gross margins. There can be no assurance that the Company's manufacturers will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its manufacturer for its newest product, the MagicMedia256XL+, has had, and is expected to continue to have, a material adverse effect on the Company's net sales, gross margins and results of operations in fiscal 2001.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT, RAPID TECHNOLOGICAL CHANGE

    The Company's business, financial condition and results of operations will depend to a significant extent on its ability to maintain its position in the market for multimedia accelerator products that integrate large DRAM with analog and logic circuitry on a single chip. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. The notebook PC market for which the Company's products are designed is intensely competitive and is characterized by rapidly changing technology, evolving industry standards and declining average selling prices. Notebook PC manufacturers demand products incorporating rich features and functionality in order to achieve product differentiation. The Company must anticipate the features and functionality that the consumer of notebook PCs will demand, incorporate those features and functionality into products that meet the exacting design requirements of the notebook PC manufacturers, price its products competitively, and introduce the products to the market on a timely basis. For example, 3-D has become increasingly important for notebook PCs. The Company's ability to compete may depend on its ability to incorporate these features in its products. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability of strategic manufacturing partners to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of NeoMagic's and its customers' products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by system manufacturers and consumers of notebook PCs, will be successfully developed, or will be introduced within the appropriate window of market demand. The Company is currently unable to successfully introduce its new products and achieve market acceptance for such products at the appropriate cost and feature set within the window of market demand. This situation will have a material adverse effect on the Company's business, financial condition and results of operations in fiscal 2001.

    The integration of large DRAM memory with analog and logic circuitry on a single chip is highly complex and is critical to the Company's success. Because of the complexity of its products, however, NeoMagic has experienced delays from time to time in completing development and introduction of new products. In the event that there are delays in the completion of development of future products, including the products currently expected to be announced over the next year, the Company's business, financial condition, and results of operations will be materially adversely affected. Although the development cycles for the memory and logic portions of the Company's products have been relatively synchronized to date, there can be no assurance that this synchronization will continue in the future. In addition, there can be no assurance that fundamental advances in either the memory or logic components of the Company's products will not significantly increase the complexity inherent in the design and manufacture of the Company's products, rendering the Company's product technologically infeasible or uncompetitive. The multiple chip solutions offered by some of the Company's competitors are less complex to design and manufacture than the Company's integrated products. As a result, these competitive solutions may be less expensive, particularly during periods of depressed DRAM prices. The time required for competitors to develop and introduce competing products may be shorter and manufacturing yields may be better than those experienced by the Company.

    As the markets for the Company's products continue to develop and competition increases, NeoMagic anticipates that product life cycles will shorten and average selling prices will decline. In particular, average selling prices and, in some cases, gross margin for each of the Company's products will decline as the products mature. Thus, the Company will need to continue introducing compelling new products at relatively higher average selling prices in order to maintain overall average selling prices. There can be no assurance that the Company will successfully identify new product opportunities or develop and bring to market new products in a timely manner. The Company is currently experiencing difficulties in bringing its latest product to market which will have a material adverse impact on NeoMagic's business, financial condition and results of operations for fiscal 2001. Further, there can be no assurance that products or technologies developed by others will not render NeoMagic's products or technologies obsolete or uncompetitive, or that the Company's products will be selected for new designs by its customers.

UNCERTAINTY REGARDING PATENTS AND PROTECTION OF PROPRIETARY RIGHTS

    The Company relies in part on patents to protect its intellectual property. The Company has been issued numerous patents worldwide, each covering certain aspects of the design and architecture of the Company's multimedia accelerators. In fiscal 2000, the Company also acquired and/or licensed intellectual properties, the majority of which were in the areas of mixed signal analog design and array-based processing as part of the February 1999 acquisitions of the Optical Drive Development Group and ACL. Additionally, the Company and its newly acquired businesses have patent applications pending. There can be no assurance that the Company's pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

    As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident in December. The Court has stayed all litigation concerning Trident's antitrust claim pending resolution of NeoMagic's claim for patent infringement. The patent infringement claim is scheduled for trial to commence on July 31, 2000. Management believes the Company has valid defenses against Trident's claims.

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

DEPENDENCE ON INTERNATIONAL SALES AND SUPPLIERS

    Export sales are a critical part of the Company's business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 80.2%, 83.6% and 83.2% of the Company's net sales for fiscal 2000, 1999, and 1998, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Letters of credit issued by customers support a portion of the Company's international sales. To date, the Company's international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of the Company's customers could make the Company's products relatively more expensive than competitors' products sold in the customer's local currency.

    International manufacturers produce all of the Company's wafers. In addition, many of the assembly and test services used by the Company are procured from international sources. Under the Company's wafer supply agreements with Mitsubishi Electric and Toshiba, wafers are priced in Japanese yen. As a result, the Company's costs of goods sold are subject to fluctuations in the yen-dollar exchange rates. The Company has in the past hedged its exposure to fluctuations in foreign currency exchange rate by purchasing foreign exchange contracts and will continue to do so in the future. However, there can be no assurance that such hedging will be adequate. The Company experienced such fluctuations during fiscal 2000 which has negatively impacted the Company's gross margin and results of operations. Significant wafer or assembly and test service price increases, fluctuations in currency exchange rates or the Company's inability to fully hedge against currency exchange rate fluctuations could continue to have a material and sudden adverse effect on the Company's business, financial condition and results of operations.

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

MANAGEMENT OF EXPANDED OPERATIONS

    The Company has experienced periods of rapid growth and expansion both domestically and internationally, which have placed a significant strain on the Company's limited personnel and other resources. To manage these expanded operations effectively, including the operations of recently acquired entities in the UK, and Israel, the Company will be required to continue to improve its operational, financial and management systems. The Company is dependent upon its ability to successfully hire, train, motivate and manage its employees, especially its management and development personnel. If the Company's management is unable to manage its expanded operations effectively, the Company's business, financial condition and results of operations could be materially adversely affected.

DEPENDENCE ON QUALIFIED PERSONNEL

    The Company's future success depends in part on the continued service of its key engineering, sales, marketing, manufacturing, finance and executive personnel, and its ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel in the semiconductor industry, and there can be no assurance that the Company will be able to continue to attract and train qualified personnel necessary for the development of its business. The Company's forthcoming restructuring is expected to place increased demands on the Company's resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. The Company has experienced the loss of certain personnel and also anticipates including additional reductions of personnel in its restructuring charge. If the Company's headcount is not appropriate for its future direction and the Company fails to recruit key personnel critical to its future direction in a timely manner, it may have a material adverse effect on the Company's business, financial condition and results of operations.

VOLATILITY OF STOCK PRICE

    The market price of the Company's Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. The market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of the Company's Common Stock could be subject to significant fluctuations in response to various factors, including quarter-to-quarter variations in the Company's anticipated or actual operating results, announcements of new products, technological innovations or setbacks by the Company or its competitors, general conditions in the semiconductor and PC industries, unanticipated shifts in the notebook PC market or industry standards, loss of key customers, changes in DRAM pricing, litigation commencement or developments, changes in or the failure by the Company to meet estimates of the Company's performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. Since the Company's announcement of its expectation of declining revenues, gross margins and operating results, the market price of the Common Stock has been and is expected to be for some time in the future, materially adversely affected.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

FOREIGN CURRENCY FLUCTUATIONS

    The Company currently purchases all its wafers in Japanese yen, and utilizes foreign currency forward contracts and options to minimize short-term foreign currency fluctuation exposures related to these purchases. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedge transactions. As of January 31, 2000, and 1999 the Company's foreign currency forward contracts were as follows:

JANUARY 31,                                                       2000                    1999
-----------                                               ---------------------   ---------------------
(IN MILLIONS)                                             NOTIONAL   FAIR VALUE   NOTIONAL   FAIR VALUE
-------------                                             --------   ----------   --------   ----------
Foreign Currency Forward Contracts......................   $18.0        $(0.6)     $36.7        $(0.6)

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

    The table below summarizes the Company's investment portfolio. The table includes cash, cash equivalents, and short-term investment and related average interest rates. Principal (notional) amounts as of January 31, 2000, and 1999 maturing in fiscal 2001 and fiscal 2000, respectively are as follows:

JANUARY 31,                                                    2000                     1999
-----------                                           ----------------------   ----------------------
                                                            FAIR VALUE               FAIR VALUE
                                                      ----------------------   ----------------------
(IN THOUSANDS, EXCEPT PERCENTAGES)                    TAXABLE    NON-TAXABLE   TAXABLE    NON-TAXABLE
----------------------------------                    --------   -----------   --------   -----------
Cash and cash equivalents...........................  $32,035      $ 1,062     $34,616      $ 2,015
  Weighted average interest rate....................      4.8%         4.0%        4.2%         3.4%
Short-term investments                                 23,716       39,713      32,274       23,823
  Weighted average interest rate....................      5.8%         4.4%        5.3%         3.9%
                                                      -------      -------     -------      -------
Total cash, cash equivalents and short-term
  investments                                         $55,751      $40,775     $66,890      $25,838
                                                      =======      =======     =======      =======

Interest earned on non-taxable investments is subject to preferential tax treatment under the Internal Revenue Code.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ANNUAL FINANCIAL STATEMENTS.  See Part IV, Item 14 of this Form 10-K.

SELECTED QUARTERLY DATA (unaudited, in thousands except per share data) FISCAL 2000

                                                               1(ST)      2(ND)      3(RD)      4(TH)
                                                              --------   --------   --------   --------
Net sales...................................................  $72,397    $60,320    $70,346    $56,635
Cost of sales...............................................   45,609     42,232     51,558     41,933
                                                              -------    -------    -------    -------
Gross margin................................................   26,788     18,088     18,788     14,702
Operating expenses:
  Research and development..................................    9,773     10,905      9,244      8,035
  Sales, general and administrative.........................    5,246      4,311      4,537      4,411
  Acquired in process research and development(2)...........    5,348         --         --         --
                                                              -------    -------    -------    -------
    Total operating expenses................................   20,367     15,216     13,781     12,446
Income from operations......................................    6,421      2,872      5,007      2,256
  Interest income and other.................................      784        932        924      1,153
  Interest expense..........................................     (252)      (218)      (197)      (171)
                                                              -------    -------    -------    -------
Income before income taxes..................................    6,953      3,586      5,734      3,238
Provision for income taxes..................................    3,692      1,076      1,614        424
                                                              -------    -------    -------    -------
Net income..................................................  $ 3,261    $ 2,510    $ 4,120    $ 2,814
                                                              =======    =======    =======    =======
Basic net income per share(1)...............................  $   .13    $   .10    $   .16    $   .11
Diluted net income per share(1).............................  $   .13    $   .10    $   .16    $   .11
Weighted common shares outstanding(1).......................   24,476     24,460     25,039     25,291
Weighted average common shares outstanding assuming
  dilution(1)...............................................   25,636     26,073     25,761     26,180

FISCAL 1999

                                                               1(ST)      2(ND)      3(RD)      4(TH)
                                                              --------   --------   --------   --------
Net sales...................................................  $47,738    $53,396    $67,401    $71,968
Cost of sales...............................................   27,510     31,058     40,436     43,877
                                                              -------    -------    -------    -------
Gross margin................................................   20,228     22,338     26,965     28,091
Operating expenses:
  Research and development..................................    6,252      7,314      8,729      9,461
  Sales, general and administrative.........................    4,356      4,848      5,845      5,691
                                                              -------    -------    -------    -------
    Total operating expenses................................   10,608     12,162     14,574     15,152
Income from operations......................................    9,620     10,176     12,391     12,939
  Interest income and other.................................      975        919      1,039        877
  Interest expense..........................................     (324)      (372)      (245)      (398)
                                                              -------    -------    -------    -------
Income before income taxes..................................   10,271     10,723     13,185     13,418
Provision for income taxes..................................    3,595      3,753      4,615      4,432
                                                              -------    -------    -------    -------
Net income..................................................  $ 6,676    $ 6,970    $ 8,570    $ 8,986
                                                              =======    =======    =======    =======
Basic net income per share(1)...............................  $   .29    $   .30    $   .36    $   .37
Diluted net income per share(1).............................  $   .26    $   .27    $   .33    $   .34
Weighted common shares outstanding(1).......................   23,295     23,595     23,828     24,120
Weighted average common shares outstanding assuming
  dilution(1)...............................................   26,098     26,033     25,950     26,530

--------------------------

(1) See Note 1 and 4 of Notes to Consolidated Financial Statements.

(2) See Note 3 of Notes to Consolidated Financial Statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

                                    PART III

    Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2000 Annual Meeting of Stockholders (the "Proxy Statement").

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to directors is contained in the section entitled "Election of Directors" in the 2000 Proxy Statement and is incorporated herein by reference. The required information concerning executive officers of the Company is contained in the section entitled "Management" in Part I of this Form 10-K.

    Item 405 of Regulation S-K calls for disclosure of any known late filing of failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this section relating to executive compensation and transactions is contained in the sections entitled "Election of Directors" "Director Compensation," and "Executive Compensation" in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this section is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2000 Proxy Statement and is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this section is contained in the section entitled "Certain Relationships and Related Transactions" in the 2000 Proxy Statement and is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report:

    1.  Financial Statements.

       The financial statements listed in the accompanying index to financial statements and financial statement schedules are filed as a part of this report.

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

(b) Reports on Form 8-K

       None.

INDEX TO FINANCIAL STATMENTS AND FINANCIAL STATEMENT SCHEDULES

(ITEM 14 (a))

                                                              REFERENCE
                                                                PAGE
                                                              ---------
Report of Ernst & Young LLP, Independent Auditors...........  35

Consolidated Statements of Operations for the three fiscal
  years ended January 31, 2000..............................  36

Consolidated Balance Sheets January 31, 2000 and January 31,
  1999......................................................  37

Consolidated Statements of Cash Flows for the three fiscal
  years ended January 31, 2000..............................  38

Consolidated Statements of Stockholders' Equity for the
  three fiscal Years ended
  January 31, 2000..........................................  39

Notes to Consolidated Financial Statements..................  40

Valuation and Qualifying Accounts for the three fiscal years ended January 31, 2000....................................  55

    Schedules other that the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

               REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NeoMagic Corporation

    We have audited the accompanying consolidated balance sheets of NeoMagic Corporation as of January 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2000. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

    We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of NeoMagic Corporation at January 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

San Jose, California
February 15, 2000

                              NEOMAGIC CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

YEAR ENDED JANUARY 31,                                          2000       1999       1998
----------------------                                        --------   --------   --------
(IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales...................................................  $259,698   $240,503   $124,654

Cost of sales...............................................   181,332    142,881     73,171
                                                              --------   --------   --------

Gross margin................................................    78,366     97,622     51,483

Operating expenses:
  Research and development..................................    37,957     31,756     16,091
  Sales, general and administrative.........................    18,505     20,740     12,290
  Acquired in-process research and development..............     5,348         --         --
                                                              --------   --------   --------
      Total operating expenses..............................    61,810     52,496     28,381

Income from operations......................................    16,556     45,126     23,102
  Interest income and other.................................     3,793      3,810      2,643
  Interest expense..........................................      (838)    (1,339)    (1,298)
                                                              --------   --------   --------

Income before income taxes..................................    19,511     47,597     24,447

Provision for income taxes..................................     6,806     16,395      3,667
                                                              --------   --------   --------

Net income..................................................  $ 12,705   $ 31,202   $ 20,780
                                                              ========   ========   ========

Basic net income per share..................................  $    .51   $   1.32   $    .95
Diluted net income per share................................  $    .49   $   1.19   $    .82

Weighted common shares outstanding..........................    24,898     23,710     21,924
Weighted common shares outstanding assuming dilution........    25,834     26,153     25,336

                            See accompanying notes.

                              NEOMAGIC CORPORATION

                          CONSOLIDATED BALANCE SHEETS

JANUARY 31,                                                     2000       1999
-----------                                                   --------   --------
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
ASSETS
Current assets:
  Cash and cash equivalents.................................  $ 33,097   $ 36,631
  Short-term investments....................................    63,429     56,097

  Accounts receivable, less allowance for doubtful accounts
    of $206 at January 31, 2000 and $225 at January 31,
    1999....................................................    18,989     19,363
  Inventory.................................................    13,184     19,046
  Other current assets......................................     2,170      2,681
                                                              --------   --------
      Total current assets..................................   130,869    133,818

  Property, plant and equipment, net........................    10,370      8,335
  Deferred tax assets.......................................     1,034      1,034
  Other assets..............................................     6,863      1,187
                                                              --------   --------
      Total assets..........................................  $149,136   $144,374
                                                              ========   ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................  $ 21,240   $ 31,296
  Compensation and related benefits.........................     2,986      4,046
  Income taxes..............................................     2,207      3,059
  Other accruals............................................     2,334      1,876
  Obligations under capital leases..........................       154        702
                                                              --------   --------
      Total current liabilities.............................    28,921     40,979
Commitments and contingencies...............................
Stockholders' equity:
  Noncumulative convertible preferred stock, $.001 par
    value:
    Authorized shares--2,000,000............................
    Issued and outstanding shares--none at January 31, 2000
      and 1999..............................................        --         --
  Common stock, $.001 par value: Authorized
    shares--60,000,000......................................
  Issued and outstanding shares--25,535,569 at January 31,
    2000 and 24,890,291 at January 31, 1999.................        25         25
  Additional paid-in-capital................................    70,682     67,286
  Notes receivable from stockholders........................      (525)      (554)
  Deferred compensation.....................................    (1,074)    (1,764)
  Retained earnings.........................................    51,107     38,402
                                                              --------   --------
      Total stockholders' equity............................   120,215    103,395
                                                              --------   --------
      Total liabilities and stockholders' equity............  $149,136   $144,374
                                                              ========   ========

                            See accompanying notes.

                              NEOMAGIC CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

YEAR ENDED JANUARY 31                                           2000        1999       1998
---------------------                                         ---------   --------   --------
(IN THOUSANDS)
OPERATING ACTIVITIES
Net income..................................................  $  12,705   $ 31,202   $ 20,780
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation and amortization.............................      5,368      3,281      1,679
  Amortization of deferred compensation.....................        567        807        776
  Deferred taxes............................................        267      5,896     (8,571)
  Acquired in-process research and development..............      5,348         --         --
  Changes in operating assets and liabilities:
    Accounts receivable.....................................        374     (8,127)    (9,031)
    Inventory...............................................      5,862     (9,704)    (4,105)
    Other current assets....................................        244       (212)      (485)
    Other assets............................................       (600)      (833)       248
    Accounts payable........................................    (10,056)    21,806      4,315
    Compensation and related benefits.......................     (1,060)     1,041      1,864
    Income taxes............................................       (852)    (1,465)     4,524
    Tax benefit from employee stock options.................      1,022      2,661        750
    Other accruals..........................................        458     (1,247)     2,647
                                                              ---------   --------   --------
Net cash provided by operating activities...................     19,647     45,106     15,391
                                                              =========   ========   ========
INVESTING ACTIVITIES
  Purchases of property, plant and equipment, net...........     (7,403)    (5,384)    (4,516)
  Purchases of short-term investments.......................   (158,385)   (69,616)   (58,649)
  Maturities of short-term investments......................    151,053     49,535     22,633
  Purchase of the Optical Drive Development Group...........     (3,901)        --         --
  Purchase of ACL...........................................     (6,523)        --         --
                                                              ---------   --------   --------
Net cash used for investing activities......................    (25,159)   (25,465)   (40,532)
                                                              =========   ========   ========
FINANCING ACTIVITIES
  Payments on capital lease obligations.....................       (548)      (571)      (975)
  Proceeds from working capital line of credit..............         --         --     59,760
  Payments on working capital line of credit................         --    (21,041)   (52,943)
  Net proceeds from issuance of common stock and warrants,
    net of repurchases......................................      2,497      3,593     38,358
  Payments received from notes receivable from
    stockholders............................................         29          5        263
  Release of amounts held as restricted cash equivalents....         --         --      2,224
                                                              ---------   --------   --------
Net cash provided by (used for) financing activities........      1,978    (18,014)    46,687
                                                              =========   ========   ========
Net increase (decrease) in cash and cash equivalents........     (3,534)     1,627     21,546
Cash and cash equivalents at beginning of period............     36,631     35,004     13,458
                                                              ---------   --------   --------
Cash and cash equivalents at end of period..................  $  33,097   $ 36,631   $ 35,004
                                                              =========   ========   ========
Supplemental schedules of cash flow information
  Cash paid during the year for:
    Interest................................................  $     838   $  1,339   $  1,298
    Taxes...................................................  $   5,836   $  9,303   $  6,964
Supplemental schedules of non-cash investing and financing
  activities
  Deferred compensation.....................................  $      --   $     --   $  1,688

                            See accompanying notes.

                              NEOMAGIC CORPORATION
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                         NONCUMULATIVE
                                          CONVERTIBLE                                                 NOTES
                                        PREFERRED STOCK           COMMON STOCK        ADDITIONAL    RECEIVABLE
                                     ----------------------   ---------------------    PAID-IN         FROM         DEFERRED
                                       SHARES       AMOUNT      SHARES      AMOUNT     CAPITAL     STOCKHOLDERS   COMPENSATION
(IN THOUSANDS, EXCEPT SHARE DATA)    -----------   --------   ----------   --------   ----------   ------------   ------------
Balance at January 31, 1997........   12,259,614     $ 12      8,072,591     $ 8       $20,471        $(822)        $(1,889)
                                     ===========     ====     ==========     ===       =======        =====         =======
Issuance of common stock in
  Conjunction with initial public
  Offering.........................           --       --      3,475,000       4        37,756           --              --
Conversion of preferred stock to
  Common stock in conjunction with
  Initial public offering..........  (12,259,614)     (12)    12,259,614      12            --           --              --
Exercise of warrants...............           --       --        206,498      --            --           --              --
Issuance of common stock under
  Stock option plan................           --       --        167,725      --           259           --              --
Issuance of common stock under
  Employee stock purchase
  plan.............................           --       --         35,987      --           367           --              --
Repurchase of common stock at
  cost.............................           --       --        (12,813)     --           (28)          --              --
Payment on promissory notes........           --       --             --      --            --          263              --
Deferred compensation Relating to
  stock options....................           --       --             --      --         1,688           --          (1,688)
Amortization of deferred
  Compensation relating to stock
  options..........................           --       --             --      --            --           --             776
Tax benefit attributable to stock
  options..........................           --       --             --      --           750           --              --
Net income and comprehensive
  income...........................           --       --             --      --            --           --              --
                                     -----------     ----     ----------     ---       -------        -----         -------
Balance at January 31, 1998........           --       --     24,204,602      24        61,263         (559)         (2,801)
                                     ===========     ====     ==========     ===       =======        =====         =======
Issuance of common stock under
  Stock option plan................           --       --        598,030       1         2,330           --              --
Issuance of common stock under
  Employee stock purchase
  plan.............................           --       --        117,679      --         1,285           --              --
Repurchase of common stock at
  cost.............................           --       --        (30,020)     --           (23)          --              --
Payment on promissory notes........           --       --             --      --            --            5              --
Deferred compensation Relating to
  stock options....................           --       --             --      --          (230)          --             230
Amortization of deferred
  Compensation relating to stock
  options..........................           --       --             --      --            --           --             807
Tax benefit attributable to stock
  options..........................           --       --             --      --         2,661           --              --
Net income and comprehensive
  income...........................           --       --             --      --            --           --              --
                                     -----------     ----     ----------     ---       -------        -----         -------
Balance at January 31, 1999........           --       --     24,890,291      25        67,286         (554)         (1,764)
                                     ===========     ====     ==========     ===       =======        =====         =======
Exercise of warrants...............           --       --         86,788      --            --           --              --
Issuance of warrant................           --       --             --      --           313           --              --
Issuance of common stock under
  stock option plan................           --       --        404,418      --           900           --              --
Issuance of common stock under
  Employee stock purchase
  plan.............................           --       --        189,279      --         1,296           --              --
Repurchase of common stock at
  cost.............................           --       --        (35,207)     --           (12)          --              --
Payment on promissory notes........           --       --             --      --            --           29              --
Deferred compensation Relating to
  stock options....................           --       --             --      --          (123)          --             123
Amortization of deferred
  Compensation relating to stock
  options..........................           --       --             --      --            --           --             567
Tax benefit attributable to stock
  options..........................           --       --             --      --         1,022           --              --
Net income and comprehensive
  income...........................           --       --             --      --            --           --              --
                                     -----------     ----     ----------     ---       -------        -----         -------
Balance at January 31, 2000........           --     $ --     25,535,569     $25       $70,682        $(525)        $(1,074)
                                     ===========     ====     ==========     ===       =======        =====         =======


                                       RETAINED
                                       EARNINGS         TOTAL
                                     (ACCUMULATED   STOCKHOLDERS'
                                       DEFICIT)        EQUITY
(IN THOUSANDS, EXCEPT SHARE DATA)    ------------   -------------
Balance at January 31, 1997........    $(13,580)       $  4,200
                                       ========        ========
Issuance of common stock in
  Conjunction with initial public
  Offering.........................          --          37,760
Conversion of preferred stock to
  Common stock in conjunction with
  Initial public offering..........          --              --
Exercise of warrants...............          --              --
Issuance of common stock under
  Stock option plan................          --             259
Issuance of common stock under
  Employee stock purchase
  plan.............................          --             367
Repurchase of common stock at
  cost.............................          --             (28)
Payment on promissory notes........          --             263
Deferred compensation Relating to
  stock options....................          --              --
Amortization of deferred
  Compensation relating to stock
  options..........................          --             776
Tax benefit attributable to stock
  options..........................          --             750
Net income and comprehensive
  income...........................      20,780          20,780
                                       --------        --------
Balance at January 31, 1998........       7,200          65,127
                                       ========        ========
Issuance of common stock under
  Stock option plan................          --           2,331
Issuance of common stock under
  Employee stock purchase
  plan.............................          --           1,285
Repurchase of common stock at
  cost.............................          --             (23)
Payment on promissory notes........          --               5
Deferred compensation Relating to
  stock options....................          --              --
Amortization of deferred
  Compensation relating to stock
  options..........................          --             807
Tax benefit attributable to stock
  options..........................          --           2,661
Net income and comprehensive
  income...........................      31,202          31,202
                                       --------        --------
Balance at January 31, 1999........      38,402         103,395
                                       ========        ========
Exercise of warrants...............          --              --
Issuance of warrant................          --             313
Issuance of common stock under
  stock option plan................          --             900
Issuance of common stock under
  Employee stock purchase
  plan.............................          --           1,296
Repurchase of common stock at
  cost.............................          --             (12)
Payment on promissory notes........          --              29
Deferred compensation Relating to
  stock options....................          --              --
Amortization of deferred
  Compensation relating to stock
  options..........................          --             567
Tax benefit attributable to stock
  options..........................          --           1,022
Net income and comprehensive
  income...........................      12,705          12,705
                                       --------        --------
Balance at January 31, 2000........    $ 51,107        $120,215
                                       ========        ========

                            See accompanying notes.

                              NEOMAGIC CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

    NeoMagic Corporation (the "Company") was incorporated in 1993 in California and reincorporated in Delaware in February 1997. The Company pioneered the integration of DRAM, complex logic and analog circuits into a single integrated circuit. The Company designs, develops and markets high-performance semiconductor solutions for sale to original equipment manufacturers ("OEMs") of mobile computing products. The first commercial application of the Company's technology is in the multimedia accelerator market for notebook PCs.

BASIS OF PRESENTATION

    The Company's fiscal year consists of a fifty-two week period ending on the
Sunday closest to the January month end.   Fiscal year 1998 ended on
January 25, 1998. Fiscal year 1999 ended on January 31, 1999 and was a fifty-three week fiscal year. Fiscal year 2000 ended on January 30, 2000. For convenience, the accompanying consolidated financial statements have been presented as ending on the last day of the January calendar month.

PRINCIPALS OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NeoMagic Japan (KK), NeoMagic International, NeoMagic International (Hong Kong) Ltd., NeoMagic Israel Ltd., NeoMagic
U.K. Ltd., and NeoMagic Semiconductor India Private Ltd. All significant intercompany balances and transactions have been eliminated.

RISKS AND UNCERTAINTIES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

    Third-party suppliers currently manufacture all of the Company's wafers, each under the terms of five-year wafer supply agreements. A manufacturing disruption experienced by any of the Company's manufacturing partners or the failure of one of the Company's manufacturing partners to devote adequate resources to the production of the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

    Under the wafer supply agreements, the Company must provide rolling 12-month forecasts of anticipated purchases and place binding purchase orders three to five months in advance and with the additional time to assemble and test wafers and finished goods, the Company can have orders outstanding that will not be available for delivery to customers for up to six months from the date the purchase order is placed. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic. To the extent the Company cannot accurately forecast the number of wafers required, it may have either a shortage or an excess supply of wafers, which could have an adverse effect on the Company's financial condition and results of operations. At January 31, 2000, the Company had outstanding purchase orders totaling over $45.0 million with its manufacturing partners for the delivery of wafers over the next five months. The Company has announced that it expects declines in revenues, gross margins, and results of operations for fiscal 2001 based on the delay of the introduction of its new products. As a result of this delay, the Company's existing products may experience sharper declines in

                              NEOMAGIC CORPORATION

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) demand and average selling prices and the Company's inventories on order may not be fully sellable at acceptable prices which would necessitate inventory write-offs either for excess quantities or lower of cost or market considerations. The Company is monitoring its inventory levels for product on hand and on order. If orders from NeoMagic's customers do not meet the Company's expectations, the Company may be required to incur cancellation charges related to the purchase orders with its manufacturing partners and/or charges for the write off of excess inventory or lower of cost or market conditions.

    The Company has decided not to pursue the further development of technologies acquired from Mitel for the DVD market. Although management believes it will realize its net investment in the technology and related net assets of $1.5 million at January 31, 2000, significant uncertainties exist, and circumstances currently unknown may result in the need to recognize an impairment of those assets in future financial periods. Should impairment occur, the Company's financial condition and results of operations could be materially adversely impacted.

FOREIGN CURRENCY TRANSACTIONS

    Foreign operations are measured using the U.S. dollar as the functional currency. Accordingly, monetary accounts are measured using the current exchange rate at the balance sheet date. Operating accounts and nonmonetary balance sheet accounts are remeasured at the rate in effect at the date of transaction. The effects of foreign currency remeasurement are reported in current operations and have not been material to date.

DERIVATIVE FINANCIAL INSTRUMENTS

    The Company utilizes derivative financial instruments to hedge wafer inventory purchases, which are priced in yen. The Company utilizes foreign currency forward contracts to minimize foreign currency fluctuation exposures related to these purchase commitments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as a hedge transaction. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts that are designated as hedges, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on any instrument not meeting the above criteria would be recognized in income in the current period. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related derivative instrument would be recognized in income in the same period.

CASH AND CASH EQUIVALENTS

    All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents. Investments with an original maturity of greater than 90 days, but less than one year, are classified as short-term investments.

    The Company accounts for investments in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS 115, investments in marketable equity securities and debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity.

                              NEOMAGIC CORPORATION

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized to interest income over the life of the investment. Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in stockholders' equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and other. The cost of securities sold is based on the specific identification method.

    All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. For all classifications of securities, cost approximates fair market value as of January 31, 2000 and 1999, and consists of the following (in thousands):

JANUARY 31,                                                   2000       1999
-----------                                                 --------   --------
Cash and cash equivalents:
  Money market funds......................................  $ 6,465    $12,042
  Commercial paper........................................   22,041     21,074
  Municipal bonds.........................................    1,062      2,015
  Certificates of deposit.................................    3,002         --
  Bank accounts...........................................      527      1,500
                                                            -------    -------
    Total.................................................  $33,097    $36,631
                                                            =======    =======
Short-term investments:
  Market auction preferred--non-taxable...................  $26,174    $21,811
  Market auction preferred--taxable.......................       --     10,026
  Medium term notes.......................................    1,002      9,272
  Commercial paper........................................   12,505      6,930
  Corporate notes.........................................    1,010      4,165
  Certificates of deposit.................................    1,037         --
  U.S. Government agencies................................   21,701      3,025
  Corporate bonds.........................................       --        868
                                                            -------    -------
    Total.................................................  $63,429    $56,097
                                                            =======    =======

    Gross realized and unrealized gains and losses on available-for-sale securities in fiscal 2000, 1999 and 1998 were immaterial.

INVENTORY

    Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

PROPERTY, PLANT AND EQUIPMENT

    Property, plant and equipment is stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful life of the respective assets, generally three to five years or, in the case of property under capital leases, over the lesser of the useful life of the assets or lease term.

                              NEOMAGIC CORPORATION

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) GOODWILL AND OTHER ACQUIRED INTANGIBLES

    The Company has goodwill and other acquired intangibles of $3.9 million as of January 31, 2000 as a result of the purchases of the Optical Drive Storage Group from Mitel Semiconductor and ACL. These assets are recorded in other assets, net of amortization. Intangible assets, including goodwill, are being amortized on a straight line basis over their estimated useful lives of four years. Total amortization recorded as of January 31, 2000 was $1.3 million. Reviews are regularly performed by the Company to determine whether the carrying value of these assets is impaired. Impairment, if any, is based on the excess of the carrying amount over the fair value of these assets. No impairment has been indicated to date.

REVENUE RECOGNITION

    Revenue from product sales is generally recognized upon passage of title, net of estimated returns. Revenue on shipment to distributors is deferred until the distributor sells the product.

CONCENTRATION OF CREDIT RISK

    The Company sells its products to notebook PC OEMs as well as to third-party system manufacturers who design and manufacture notebook PC's on behalf of the brand name OEMs. The Company performs continuing credit evaluations of its customers and, generally, does not require collateral. Letters of credit may be required from its customers in certain circumstances.

EARNINGS PER SHARE

    Basic earnings per share represents the weighted average common shares outstanding during the period and excludes any dilutive effects of options, warrants, and convertible securities. The dilutive effects of options, warrants and convertible securities are included in diluted earnings per share.

COMPREHENSIVE INCOME

    The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") during the quarter ended
April 30, 1998. SFAS 130 establishes new standards for the reporting and displaying of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or stockholders' equity. SFAS 130 requires unrealized gains or losses on the Company's available for-sale securities and foreign currency translation adjustments to be included in comprehensive income. Gross unrealized gains and losses on available-for-sale securities and foreign currency translation adjustments for fiscal years 2000, 1999 and 1998 were immaterial. The Company's comprehensive net income was the same as its net income for the years ended January 31, 2000, 1999 and 1998.

SEGMENT INFORMATION

    The Company has one operating segment by which the chief operating decision maker evaluates performance and allocates resources. All of the Company's net sales to date have been derived from the sale of multimedia accelerators, and the Company expects this to continue through fiscal 2001.

                              NEOMAGIC CORPORATION

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) RECENT ACCOUNTING PRONOUNCEMENTS

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

2.  SUMMARIZED BALANCE SHEET DETAILS

JANUARY 31,                                                   2000       1999
-----------                                                 --------   --------
(IN THOUSANDS)
Inventory:
  Raw materials...........................................  $ 3,035    $ 6,396
  Work in process.........................................    3,085      4,717
  Finished goods..........................................    7,064      7,933
                                                            -------    -------
Total.....................................................  $13,184    $19,046
                                                            =======    =======
Property, plant and equipment:
  Computer equipment and software.........................  $18,224    $12,179
  Furniture and fixtures..................................    1,836      1,645
  Machinery and equipment.................................    2,217      1,139
                                                            -------    -------
Total.....................................................   22,277     14,963
  Less accumulated depreciation and amortization..........  (11,907)    (6,628)
                                                            -------    -------
Property, plant and equipment, net........................  $10,370    $ 8,335
                                                            =======    =======

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

                              NEOMAGIC CORPORATION

3.  ACQUISITIONS (CONTINUED)
    For the Mitel transaction, the excess purchase price over the estimated fair value of net tangible assets acquired has been allocated to intangible assets, primarily consisting of patents ($1.2 million), assembled workforce
($0.2 million), and goodwill ($0.4 million). In addition to the intangible assets acquired, the Company recorded a $2.0 million charge, representing the write-off of acquired IPRD.

    The Company has decided not to pursue the further development of technologies acquired from Mitel for the DVD market. Although management believes it will realize its net investment in the technology and related net assets of $1.5 million at January 31, 2000, significant uncertainties exist, and circumstances currently unknown may result in the need to recognize an impairment of those assets in future financial periods. Should an impairment occur, the Company's financial condition and results of operations could be materially adversely impacted.

4.  EARNINGS PER SHARE

    In February 1998, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 98 ("SAB 98"). Under SAB 98, certain shares of convertible preferred stock, options and warrants to purchase common stock, issued at prices substantially below the per share price sold in the Company's initial public offering in March 1997, previously included in the computation of shares outstanding pursuant to Staff Accounting Bulletins Nos. 55, 64 and 83, are now excluded from the computation.

    Per share information calculated on this basis is as follows:

YEAR ENDED JANUARY 31,                               2000       1999       1998
----------------------                             --------   --------   --------
(IN THOUSANDS EXCEPT PER SHARE DATA)
Numerator:
  Net income.....................................  $12,705    $31,202    $20,780
                                                   =======    =======    =======
Denominator:
  Denominator for basic earnings per share--
    weighted-average shares......................   24,898     23,710     20,361
  Effect of dilutive securities:
    Employee stock options.......................      936      2,354      3,227
    Warrants.....................................       --         89        185
    Convertible preferred stock..................       --         --      1,563
                                                   -------    -------    -------
  Dilutive potential common shares...............      936      2,443      4,975
                                                   -------    -------    -------
    Denominator for diluted earnings per Share--
      adjusted weighted-average Shares and
      assumed conversions........................   25,834     26,153     25,336
                                                   =======    =======    =======
Basic earnings per share.........................  $   .51    $  1.32    $  1.02
Diluted earnings per share.......................  $   .49    $  1.19    $   .82

    The basic and diluted net income per share presented in the statements of operations have been computed as described above and also gives effect, even if antidilutive, to 12,259,614 preferred shares that were automatically converted to common stock upon the closing of the Company's initial public offering in March 1997, using the if-converted method.

                              NEOMAGIC CORPORATION

5.  DERIVATIVE FINANCIAL INSTRUMENTS

    All of the Company's sales and the majority of its purchases are denominated in U.S. dollars. However, the Company's wafer purchases are denominated in Japanese yen. The Company enters into foreign exchange forward contracts to hedge this foreign currency exposure. The notional amount of outstanding foreign currency forward contracts at January 31, 2000 totaled $18.0 million. The notional amount of outstanding foreign currency forward contracts at January 31, 1999 totaled $36.7 million. The Company does not enter into speculative foreign exchange contracts to profit on exchange rate fluctuations.

    Using the exchange rate at the reporting date, the estimated fair market value of the foreign currency forward contracts at January 31, 2000 is ($587,000).

6.  LINES OF CREDIT

    Prior to February 1998, the Company maintained a revolving credit agreement ("Working Capital Line") with Mitsubishi International Corporation ("MIC") that
provided extended payment terms to finance wafer purchases.   In exchange for
the extended terms and other consulting and logistic support services provided by MIC, the Company paid to MIC interest and commissions. In January 1998, in exchange for a reduction in the commission rate, the Company and MIC amended the agreement such that for shipments subsequent to January 31, 1998, payment for wafers must be made 30 days after wafer shipment. In fiscal 2000 and fiscal 1999, all amounts owed to MIC for wafer purchases are reflected in accounts payable.

7.  OBLIGATIONS UNDER CAPITAL LEASES

    The Company has entered into various capital leases, including transactions to finance purchases of property, plant and equipment, software and masks. Obligations under capital leases represent the present value of future payments under the equipment lease agreements. Under the terms of the lease agreements, warrants to purchase the Company's common stock were granted as described in
Note 9. Property, plant and equipment includes the following amounts for leases that have been capitalized and are active:

JANUARY 31,                                                     2000       1999
-----------                                                   --------   --------
(IN THOUSANDS)
Property, plant and equipment under capital lease...........    $46        $935
Accumulated amortization....................................    (28)       (665)
                                                                ---        ----
Net property, plant and equipment under capital lease.......    $18        $270
                                                                ===        ====

    Future minimum payments under capital leases consist of the following at January 31, 2000:

FISCAL YEAR ENDING JANUARY 31:
------------------------------
(IN THOUSANDS)
2001........................................................  $157
                                                              ----
Total minimum lease payments................................   157
Amount representing interest................................     3
                                                              ----
Present value of net minimum lease payments.................   154
Less current portion........................................   154
                                                              ----
Long-term portion...........................................  $ --
                                                              ====

                              NEOMAGIC CORPORATION

8.  INCOME TAXES

    Income before taxes and the provision for income taxes in fiscal 2000, 1999 and 1998 consists of the following:

YEAR ENDED JANUARY 31,                              2000       1999       1998
----------------------                            --------   --------   --------
(IN THOUSANDS)
Income (loss) before taxes
  U. S..........................................  $11,079    $33,849    $ 37,326
  Foreign.......................................    8,432     13,748     (12,879)
                                                  -------    -------    --------
Total income before taxes.......................  $19,511    $47,597      24,447

Provision for taxes
Current:
  Federal.......................................  $ 6,006    $10,168    $ 11,300
  State.........................................       --        331         938
                                                  -------    -------    --------
                                                  $ 6,006    $10,499    $ 12,238

Deferred:
  Federal.......................................  $   310    $ 5,640    $ (7,870)
  State.........................................      490        256        (701)
                                                  -------    -------    --------
                                                      800      5,896      (8,571)
                                                  -------    -------    --------
Total provision for income taxes................  $ 6,806    $16,395    $  3,667
                                                  =======    =======    ========

    The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable for fiscal 2000 and 1999 by $1.0 million and $2.7 million, respectively.

    The Company's income tax provision differs from the federal statutory rate of 35% due to the following:

YEAR ENDED JANUARY 31,                             2000          1999          1998
----------------------                           --------      --------      --------
(IN THOUSANDS EXCEPT PERCENTAGES)
Pretax income..................................  $19,511       $47,597       $24,447
Federal statutory rate.........................       35%           35%           35%
Expected tax...................................    6,829        16,659         8,556
State taxes (net of federal benefit)...........      130           381           154
Utilization of research and development tax
  credits......................................   (1,521)       (1,239)         (844)
Valuation allowance............................    1,761            --            --
Utilization of net operating losses not
  previously benefited.........................       --            --        (4,199)
Other..........................................     (393)          594            --
                                                 -------       -------       -------
Provision for income taxes.....................  $ 6,806       $16,395       $ 3,667
                                                 =======       =======       =======

    The valuation allowance of $1.8 million for the year ended January 31, 2000, is attributable to deferred tax assets from the acquisition costs of ACL and the Optical Drive Storage Group of Mitel, which will not be deductible for several years. These acquisition costs include book versus tax temporary differences related to the acquired intangible assets of ACL and the Optical Drive Storage Group of Mitel.

                              NEOMAGIC CORPORATION

8.  INCOME TAXES (CONTINUED)
Sufficient uncertainty exists regarding the realizability of certain of these assets, and accordingly, a valuation allowance has been provided.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

YEAR ENDED JANUARY 31,                                         2000       1999
----------------------                                       --------   --------
(IN THOUSANDS)
Deferred tax assets:
  Capitalized research and development.....................  $    --     $  490
  Losses from foreign operations...........................       --        788
  Acquisition costs........................................    2,255         --
  Reserves and accruals....................................    1,244      1,110
  Other....................................................      138        287
                                                             -------     ------
Total deferred tax assets..................................    3,637      2,675
Valuation allowance........................................   (1,761)        --
                                                             -------     ------
Net deferred tax assets....................................  $ 1,876     $2,675
                                                             =======     ======

9.  STOCKHOLDERS' EQUITY

INITIAL PUBLIC OFFERING

    In March 1997, the Company completed an initial public offering of 3,475,000 shares of common stock. The Company received net proceeds of $37.8 million. In connection with the initial public offering, Series A, B, C and D preferred stock, then outstanding, converted into 12,259,614 shares of common stock.

PREFERRED STOCK

    The Board of Directors has approved an amendment to the Certificate of Incorporation to allow the issuance of up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders.

WARRANTS

    The Company granted warrants in connection with the acquisition of Associative Computing Ltd. in February 1999. The warrants are for the purchase of 100,000 ordinary shares of NeoMagic stock at an exercise price of $20 per share and are fully transferable. The warrants are exercisable, in whole or in part, for five years after February 1999, and the shares which will be issued upon the exercise of the warrants shall be freely tradable as of the date of exercise, except that commencing February 1999 warrants to purchase 50,000 shares are subject to a six month lock-up period, and 50,000 shares are subject to a one year lock-up period. As of January 31, 2000, none of these warrants were exercised.

                              NEOMAGIC CORPORATION

9.  STOCKHOLDERS' EQUITY (CONTINUED)
STOCK PLAN

    In accordance with the 1993 Stock Plan (the "Plan") the Board of Directors may grant incentive stock options, nonstatutory stock options and stock purchase rights to employees, consultants and directors. The Company reserved 7,775,000 shares of common stock for issuance under the Plan. In June 1998, an additional 875,000 shares were approved by the Shareholders of the Company at the Annual Shareholders meeting, and in June 1999 an additional 875,000 shares were approved by the Shareholders of the Company at the Annual Shareholder meeting, bringing the total reserved under the Plan to 9,525,000 shares. Unless terminated sooner, the Plan will terminate automatically in December 2003. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the Plan. Stock options expire no later than ten years from the date of grant. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a thirty-day period or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options prior to vesting are subject to repurchase by the Company. As of January 31, 2000, 75,637 shares of common stock were subject to this repurchase provision. Other options granted under the Plan are exercisable during their term in accordance with the vesting schedules set out in the option agreement.

    Under the 1998 Nonstatutory Stock Option Plan, the Board of Directors may grant nonstatutory stock options to employees, consultants and directors. The Company reserved 2,500,000 shares of common stock for issuance under the Plan. In May 1999 an additional 2,500,000 shares were approved by the Board of Directors of the Company, bringing the total reserved under the plan to 5,000,000 shares. Unless terminated sooner, the plan will terminate automatically in June 2008.

    A summary of the Company's stock option activity, and related information for the three years ended January 31, 2000 follows:

                                                     NUMBER OF
                                                      SHARES
                                                    OUTSTANDING   WEIGHTED AVERAGE
                                                     (OPTIONS)     EXERCISE PRICE
                                                    -----------   ----------------
Balance at January 31, 1997.......................   2,440,750         $ 3.86
  Granted.........................................   1,446,000          13.68
  Exercised.......................................    (167,725)          1.54
  Canceled........................................     (56,000)          6.32
                                                    ----------         ------
Balance at January 31, 1998.......................   3,663,025         $ 7.80
  Granted.........................................   3,751,700          13.43
  Exercised.......................................    (598,030)          3.94
  Canceled........................................  (2,485,350)         14.61
                                                    ----------         ------
Balance at January 31, 1999.......................   4,331,345         $ 9.30
  Granted.........................................   3,895,475           8.28
  Exercised.......................................    (404,418)          2.24
  Canceled........................................  (1,378,002)          9.34
                                                    ----------         ------
Balance at January 31, 2000.......................   6,444,400         $ 9.10
                                                    ----------         ------

                              NEOMAGIC CORPORATION

9.  STOCKHOLDERS' EQUITY (CONTINUED)
    At January 31, 2000, options to purchase 1,366,471 shares of common stock were vested at prices ranging from $0.28 to $22.44 and 4,081,854 shares of common stock were available for future grants under the Plan.

    The following table summarizes information about stock options outstanding at January 31, 2000:

                                                        OPTIONS OUTSTANDING AND EXERCISABLE
                                         ------------------------------------------------------------------
                                                           WEIGHTED       WEIGHTED                 WEIGHTED
                                                           AVERAGE        AVERAGE                  AVERAGE
                                           NUMBER         REMAINING       EXERCISE     NUMBER      EXERCISE
RANGE OF EXERCISE PRICES                 OUTSTANDING   CONTRACTUAL LIFE    PRICE     EXERCISABLE    PRICE
------------------------                 -----------   ----------------   --------   -----------   --------
$0.28 - $7.50..........................   1,076,320           6.85         $ 5.75     1,026,320     $ 5.67
$7.53..................................   2,309,854           9.37           7.53     1,547,437       7.53
$7.75 - $11.38.........................     986,767           9.39           9.43       174,021       9.22
$11.50.................................   1,531,751           8.05          11.50     1,328,982      11.50
$11.56 - $22.44........................     539,708           8.60          15.13       184,784      15.04
                                          ---------          -----         ------     ---------     ------
                                          6,444,400           8.57         $ 9.10     4,261,544     $ 8.71
                                          =========          =====         ======     =========     ======

EMPLOYEE STOCK PURCHASE PLAN

    A total of 500,000 shares of common stock has been reserved for issuance under the 1997 Purchase Plan which is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping twenty-four month offering periods that begin every six months. Each twenty-four month offering period includes four six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant's accumulated payroll deductions. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee's compensation. The price of common stock to be purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period.

    In fiscal 2000, 1999 and 1998, 189,279, 117,679 and 35,987 shares, respectively of common stock at an average price of $6.85, $10.92 and $10.20 per share, respectively, were issued under the 1997 Purchase Plan. Shares available for purchase under the Purchase Plan were 157,055 at January 31, 2000.

STOCK-BASED COMPENSATION

    The Company has elected to follow Accounting Principles Board Opinion
No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related interpretations in accounting for its employee stock awards because, as discussed below, the alternative fair value accounting provided for under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123") requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because

                              NEOMAGIC CORPORATION

9.  STOCKHOLDERS' EQUITY (CONTINUED)
the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially effect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

    In fiscal 2000, 1999 and 1998, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

                                                                                             EMPLOYEE STOCK
                                               EMPLOYEE OPTION PLANS                         PURCHASE PLAN
                                        ------------------------------------      ------------------------------------
YEAR ENDED JANUARY 31,                    2000          1999          1998          2000          1999          1998
----------------------                  --------      --------      --------      --------      --------      --------
Risk-free interest rates..........        5.9%          4.8%          5.9%           5.7%          5.4%         5.5%
Volatility........................        .70           .65           .69            .87           .70          .74
Expected life of option in
  years...........................        5.0           5.0           5.0           0.94          1.01          0.6

    Had compensation costs been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, the Company's fiscal 2000 net income and earnings per share would have decreased by approximately $7.5 million, or $0.30 per share and $0.29 per share for basic and diluted earnings per share, respectively. The Company's fiscal 1999 net income and earnings per share would have decreased by approximately $8.9 million, or $0.38 per share and $0.34 per share for basic and diluted earnings per share, respectively. The Company's fiscal 1998 net income and earnings per share would have decreased by approximately $2.4 million, or $0.12 per share and $0.09 per share for basic and diluted earnings per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period and stock purchased under the 1997 Purchase Plan is amortized over the six month purchase period. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure of future years.

    There were no options granted during fiscal 2000 or fiscal 1999 with an exercise price less than the market price at the date of grant. The weighted average fair value of options granted during fiscal 1998 with exercise prices less than the market price at the date of grant is $12.55 per share. The weighted average fair value of options granted during fiscal 2000, 1999, 1998 with exercise prices equal to the market price at the date of grant is $8.28, $13.40, and $8.39 per share, respectively.

DEFERRED STOCK COMPENSATION

    In connection with the grant of certain stock options to employees in fiscal 1998, the Company recorded deferred stock compensation $1,688,000 for the difference between the fair value of common stock for accounting purposes and the option exercise price at the date of grant. The fiscal 1998 amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the related options. In fiscal 2000 and fiscal 1999, $123,000 and $230,000, respectively were recorded as reductions to deferred stock compensation to reflect the unamortized portion of deferred stock compensation related to the cancellation of options upon employee terminations.

                              NEOMAGIC CORPORATION

10.  SAVINGS PLAN

    The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 20% of their pre-tax salaries per year, but not more than the statutory limits. In
April 1998, the Company initiated a matching program whereby the Company contributes $0.20 for every dollar the employee contributes to the plan up to the first 6% of earnings. In April 1999, the Company contribution was increased to $0.30 for every dollar the employee contributes to the plan up to the first 6% of earnings. The Company made matching contributions to employees of $254,000 and $128,000 in fiscal 2000 and fiscal 1999, respectively.

11.  COMMITMENTS AND CONTINGENCIES

COMMITMENTS

    In May 1996, the Company moved its principal headquarters to a new facility in Santa Clara, California, under a non-cancelable operating lease that expires in April 2003. In January 1998, the Company entered into a second non-cancelable operating lease for the building adjacent to its principal headquarters. This lease has a co-terminous provision with the original lease expiring in April 2003. The Company leases offices in India, Hong Kong, United Kingdom, Israel, Taiwan and Texas under operating leases that expire at various times through September 2004. Future minimum lease payments under operating leases as of January 31, 2000 are as follows:

FISCAL YEAR ENDING JANUARY 31:
------------------------------
(IN THOUSANDS)
2001........................................................   $2,152
2002........................................................    2,201
2003........................................................    2,215
2004........................................................      571
2005........................................................        0
                                                               ------
Total minimum lease payments................................   $7,139
                                                               ======

    Rent expense under operating leases was $2,421,000, $2,004,000, and $988,000 in fiscal 2000, 1999, and 1998, respectively.

    In fiscal 1997, the Company began subletting a portion of its main operating facility under operating leases expiring through March 1998. This sublease was terminated in October 1997, prior to the expiration date of the sublease. Rent income related to this sublease in fiscal 1998 was $168,000.

    In January 1998, the Company signed an additional sublease agreement. The sublease was terminated in March 1999. Rent income related to this sublease agreement was $92,000 and $458,000 in fiscal 2000 and fiscal 1999, respectively.

    In November 1999, the Company signed an additional sublease agreement. Rent income related to this sublease agreement was $36,000 in fiscal 2000. As of January 31, 2000, future minimum rents to be received under this sublease total $181,000 in fiscal 2001.

    At January 31, 2000, the Company had outstanding purchase orders totaling over $45.0 million with its manufacturing partners for the delivery of wafers over the next five months.

                              NEOMAGIC CORPORATION

11.  COMMITMENTS AND CONTINGENCIES (CONTINUED)
CONTINGENCIES

    As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident in December. The Court has stayed all litigation concerning Trident's antitrust claim pending resolution of NeoMagic's claim for patent infringement. The patent infringement claim is scheduled for trial to commence on July 31, 2000. Management believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

    In February 1997, Cirrus Logic Inc. ("Cirrus Logic") sent the Company written notice asserting that the Company's MagicGraph128, MagicGraph128V and MagicGraph128ZV products infringe six United States patents held by Cirrus Logic. Since receiving the notice of alleged infringement, the Company has advised Cirrus Logic that the Company does not believe that any of its products infringe any claims of the patents. The Company also has undergone a confidential external infringement review and has conducted its own internal infringement review, and the Company continues to believe that the Cirrus Logic infringement allegations are unfounded. However, there can be no assurances that Cirrus Logic will not file a lawsuit against the Company or that the Company would prevail in any such litigation. Any protracted litigation by Cirrus Logic or the success of Cirrus Logic in any such litigation could have a material and adverse effect on the Company's financial position and results of operations.

12.  SIGNIFICANT CUSTOMERS AND EXPORT SALES

    In fiscal 2000 five customers accounted for 20.2%, 19.6%, 12.9%, 12.3% and 12.1%, respectively, of net sales. In fiscal 1999 three customers accounted for 19.8%, 17.1% and 10.5%, respectively, of net sales. In fiscal 1998, five customers accounted for 14.4%, 13.6%, 13.5%, 13.3% and 11.7%, respectively, of net sales. Fiscal 2000 net sales to customers in Taiwan, Japan, North America and Europe totaled 52.2%, 26.9%, 19.8% and 1.1%, respectively, of net sales. Net sales to customers in Taiwan, Japan, North America and Europe totaled 50.9%, 29.0%, 16.9% and 3.2%, respectively of net sales in fiscal 1999 and 50.3%, 29.7%, 16.9% and 3.2%, respectively of net sales in fiscal 1998.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 9, 2000.

                                                       NEOMAGIC CORPORATION

                                                       By:             /s/ MERLE MCCLENDON
                                                            ----------------------------------------
                                                                         Merle McClendon
                                                                     VICE PRESIDENT, FINANCE
                                                                   AND CHIEF FINANCIAL OFFICER
                                                                  (PRINCIPAL FINANCIAL OFFICER)

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated:

                    NAME                                       TITLE                       DATE
                    ----                                       -----                       ----
             /s/ KAMRAN ELAHIAN                Chairman of the Board                   March 9, 2000
    ------------------------------------
               Kamran Elahian

             /s/ PRAKASH AGARWAL               President, Chief Executive Officer and  March 9, 2000
    ------------------------------------         Director (Principal Executive
               Prakash Agarwal                   Officer)

             /s/ MERLE MCCLENDON               Vice President Finance, Chief           March 9, 2000
    ------------------------------------         Financial Officer (Principal
               Merle McClendon                   Financial Officer)

           /s/ BRIAN P. DOUGHERTY              Director                                March 9, 2000
    ------------------------------------
             Brian P. Dougherty

                /s/ JIM LALLY                  Director                                March 9, 2000
    ------------------------------------
                  Jim Lally

              /s/ KLAUS WIEMER                 Director                                March 9, 2000
    ------------------------------------
                Klaus Wiemer

                              NEOMAGIC CORPORATION
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                  YEARS ENDED JANUARY 31, 2000, 1999, AND 1998
                                 (IN THOUSANDS)

                                                                     ADDITIONS
                                                        BALANCE AT   CHARGED TO                BALANCE
                                                        BEGINNING    COSTS AND                  AT END
                                                         OF YEAR      EXPENSE     DEDUCTIONS   OF YEAR
                                                        ----------   ----------   ----------   --------
Allowance for doubtful accounts:
Year ended January 31, 1998...........................     $ 25         $107           --        $132
Year ended January 31, 1999...........................     $132         $ 93           --        $225
Year ended January 31, 2000...........................     $225           --         $ 19        $206

                               INDEX TO EXHIBITS

    The following Exhibits are filed as part of, or incorporated by reference into, this Report:

       EXHIBIT
       NUMBER                DESCRIPTION
---------------------        -----------
         3.1            (1)  Certificate of Incorporation of Registrant.
         3.2            (1)  Form of Amended and Restated Certificate of Incorporation of
                             Registrant to be filed upon the closing of the Offering made under the Registration Statement.
         3.3            (1)  Bylaws of Registrant.
        10.1            (1)  Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
        10.1            (2)  Lease Agreement, dated as of October 9,1997, between
                             Registrant and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
        10.2            (1)  Amended and Restated 1993 Stock Plan and related agreements.
        10.2            (2)  Amendment 1, dated as of October 15, 1997, between
                             Registrant and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
        10.3            (2)  Amendment to Agreement dated as of November 20, 1995, between Registrant and Mitsubishi International Corporation, as amended.
        10.4            (1)  Wafer Supply Agreement, dated as of January 21, 1997, between NeoMagic International Corporation, actually-owned subsidiary of Registrant, and Mitsubishi Electric
                             Corporation.
        10.5            (1)  Form of promissory note.
        10.6            (1)  Lease Agreement, dated as of February 5, 1996, between
                             Registrant and A&P Family Investments, as landlord.
        10.8            (1)  Master Lease Agreement, as amended, dated as of
                             November 24, 1993, between Registrant and Comdisco, Inc.,
                             and certain exhibits thereto.
        10.9            (1)  Master Lease Agreement, dated as of July 19, 1995, between
                             Registrant and Venture Lending & Leasing, Inc., and certain exhibits thereto.
        10.10           (1)  Agreement, dated as of November 20, 1995, between Registrant and Mitsubishi International Corporation as amended.
        10.11           (1)  General Security Agreement, dated November 15, 1995, between
                             Registrant and Mitsubishi International Corporation.
        10.13           (1)  1997 Employee Stock Purchase Plan, with exhibit
        10.14           (3)  Amendment to Agreement dated as of November 20, 1995, between Registrant and Mitsubishi International Corporation, as amended.
        10.15           (4)  1998 Nonstatutory Stock Option Plan
        10.16           (4)  Wafer Supply Agreement, dated as of March 15, 1999, between
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

--------------------------

(1) Incorporated by reference to the Company's S-1 for the year ended January 31, 1997

(2) Incorporated by reference to the Company's Form 10-Q for the period ended October 31, 1997.

(3) Incorporated by reference to the Company's Form 10-K for the year ended January 31, 1998.

(4) Incorporated by reference to the Company's Form 10-K for the year ended January 31, 1999.

(b)  REPORTS ON FORM 8-K:

    The Company did not file any reports on Form 8-K during the fiscal year ended January 31, 2000.