Form 10-Q
period 2000-04-30
NEOMAGIC CORP
filed 2000-06-14
CIK 1030485

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2000 OR

__ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

           3250 Jay Street
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

                                    Yes X    No

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at April 30, 2000 was 25,676,300

--------------------------------------------------------------------------------

                              NEOMAGIC CORPORATION
                                    FORM 10-Q

                                      INDEX


                                                                                PAGE

PART I.  CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Condensed Financial Statements:

         Consolidated Condensed Statements of  Operations
                  Three months ended April 30, 2000 and 1999                       3

         Consolidated Condensed Balance Sheets
                  April 30, 2000 and January 31, 2000                              4

         Consolidated Condensed Statements of Cash Flows
                  Three months ended April 30, 2000 and 1999                       5

         Notes to Unaudited Consolidated Condensed Financial Statements          6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                          9-21

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                        22

Item 2.  Changes in Securities                                                    22

Item 3.  Defaults Upon Senior Securities                                          22

Item 4.  Submission of Matters to a Vote of Security Holders                      22

Item 5.  Other Information                                                        22

Item 6.  Exhibits and Reports on Form 8-K                                         22

Signatures                                                                        23

Part I.  Financial Information
Item I.  Financial Statements

                              NEOMAGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                            Three Months Ended
                                                           April 30,   April 30,
                                                              2000       1999
                                                           ---------   ---------
Net sales                                                  $ 38,877    $ 72,397
Cost of sales                                                40,987      45,609
                                                           --------    --------
Gross margin (loss)                                          (2,110)     26,788

Operating expenses:
  Research and development                                    7,783       9,773
  Sales, general and administrative                           4,873       5,246
  In-Process Research and Development                          --         5,348
                                                           --------    --------
               Total operating expenses                      12,656      20,367
                                                           --------    --------
Income (loss) from operations                               (14,766)      6,421

Other income (expense), net:
  Income net of expenses from sale of DVD assets              5,244        --
  Interest income and other                                     949         784
  Interest expense                                             (197)       (252)
                                                           --------    --------
Income (loss) before income taxes                            (8,770)      6,953
Income tax provision (benefit)                               (3,507)      3,692
                                                           --------    --------
Net income (loss)                                          $ (5,263)   $  3,261
                                                           ========    ========
Basic net income (loss) per share                          $   (.21)   $    .13
Diluted net income (loss) per share                        $   (.21)   $    .13

Weighted common shares outstanding                           25,566      24,476
Weighted common shares outstanding, assuming dilution        25,566      25,636



     See accompanying notes to consolidated condensed financial statements.

                              NEOMAGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                           April 30,   January 31,
                                                                             2000         2000
                                                                         -----------  ------------
                                                                         (Unaudited)

                                                 ASSETS

Current assets:
  Cash and cash equivalents                                              $  45,918    $  33,097
  Short-term investments                                                    55,540       63,429
  Accounts receivable, net                                                  10,650       18,989
  Inventory                                                                  6,129       13,184
  Other current assets                                                       5,800        2,170
                                                                         ---------    ---------
            Total current assets                                           124,037      130,869

Property, plant and equipment, net                                           8,073       10,370
Deferred tax asset                                                           1,034        1,034
Other assets                                                                 4,214        6,863
                                                                         ---------    ---------
             Total assets                                                $ 137,358    $ 149,136
                                                                         =========    =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                          13,541       21,240
  Compensation and related benefits                                          2,676        2,986
  Income taxes payable                                                         133        2,207
  Other accruals                                                             5,610        2,334
  Obligations under capital leases                                             130          154
                                                                         ---------    ---------
             Total current liabilities                                      22,090       28,921

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                  26           25
  Additional paid-in-capital                                                70,814       70,682
  Notes receivable from stockholders                                          (525)        (525)
  Deferred compensation                                                       (891)      (1,074)
  Retained earnings                                                         45,844       51,107
                                                                         ---------    ---------
             Total stockholders' equity                                    115,268      120,215
                                                                         ---------    ---------
             Total liabilities and stockholders' equity                  $ 137,358    $ 149,136
                                                                         =========    =========



     See accompanying notes to consolidated condensed financial statements.

                              NEOMAGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                         Three Months Ended
                                                                        --------------------
                                                                        April 30,   April 30,
                                                                          2000        1999
                                                                        ---------   ---------
OPERATING ACTIVITIES:
Net income (loss)                                                       $ (5,263)   $  3,261
Adjustments to reconcile net income (loss) to net cash
  provided by (used for) operating activities:
     Depreciation and amortization                                         1,386       1,033
     Loss on disposal of  property, plant and equipment                      255        --
     Amortization of deferred compensation                                    50         150
     Write-off of in-process research and development                       --         5,348
     Gain on sale of DVD assets                                           (5,244)       --
     Changes in operating assets and liabilities:
           Accounts receivable                                             8,339      (5,781)
           Inventory                                                       7,055        (466)
           Other current assets                                           (1,380)       (377)
           Other assets                                                      162      (1,120)
           Accounts payable                                               (7,699)     (5,871)
           Compensation and related benefits                                (310)     (1,140)
           Income taxes payable                                           (2,074)      1,186
           Other accruals                                                  1,026       3,093
                                                                        --------   ---------
Net cash provided by (used for) operating activities                      (3,697)       (684)
                                                                        ========   =========

INVESTING ACTIVITIES:
     Proceeds from the sale of DVD assets (net of selling expenses
       of $2,789)                                                          8,841       --
     Purchases of property, plant and equipment                             (454)     (4,545)
     Purchases of short-term investments                                 (19,478)    (33,538)
     Maturities of short-term investments                                 27,367      47,337
     Purchase of Optical Drive Development Group                            --        (3,901)
     Purchase of ACL                                                        --        (6,523)
                                                                        --------   ---------
Net cash provided by (used in) investing activities                       16,276      (1,170)
                                                                        ========   =========

FINANCING ACTIVITIES:
     Payments on lease obligation                                            (24)        (91)
     Payments on working capital line of credit                             --          --
     Net proceeds from issuance of common stock                              266         414
                                                                        --------   ---------
Net cash provided by financing activities                                    242         323
                                                                        ========   =========
Net increase (decrease) in cash and cash equivalents                      12,821      (1,531)
Cash and cash equivalents at beginning of period                          33,097      36,631
                                                                        --------   ---------
Cash and cash equivalents at end of period                              $ 45,918    $ 35,100
                                                                        ========   =========
Supplemental schedules of cash flow information:
Cash paid during the period for:
     Interest                                                           $    197    $    252
     Taxes                                                              $   --      $  2,506




     See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation:

         The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries collectively ("NeoMagic" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at April 30, 2000, and the operating results and cash flows for the three months ended April 30, 2000 and 1999. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 2000, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         The results of operations for the three months ended April 30, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001.

         The first fiscal quarters of 2000 and 1999 ended on April 30, 2000 and May 2, 1999, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of April.

2.   Inventory:

         Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

                              April 30,      January 31,
Inventory consists of:          2000            2000
                              --------------------------
                                   (in thousands)

Raw materials                 $ 2,397         $ 3,035
Work in process                 1,427           3,085
Finished goods                  2,305           7,064
                              -----------------------
    Total                     $ 6,129         $13,184
                              =======================

3.   Earnings Per Share:

         The Company follows the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Basic net earnings
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding (if applicable) during the period. Dilutive common equivalent shares consist of stock options.

Per share information calculated on this basis is as follows:

Three months ended April 30,                                       2000        1999
-------------------------------------------------------------------------------------
(in thousands, except per share amount)

Numerator:
Net income (loss)                                                $ (5,263)   $  3,261
                                                                 --------    --------

Denominator:
    Denominator for basic earnings (loss) per share - weighted
    average shares outstanding                                     25,566      24,476

    Effect of dilutive securities:
         Employee stock options                                      --         1,160
         Warrants                                                    --          --
                                                                 --------    --------
     Dilutive common shares                                          --         1,160
                                                                 ========    ========
         Denominator for diluted earnings (loss) per share         25,566      25,636
                                                                 ========    ========
Basic earnings (loss) per share                                  $   (.21)   $    .13
Diluted earnings (loss) per share                                $   (.21)   $    .13

4.   Risks and Uncertainties:

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

         Under the wafer supply agreements, the Company must provide rolling 12-month forecasts of anticipated purchases and place binding purchase orders three to five months in advance and with the additional time to assemble and test wafers and finished goods, the Company can have orders outstanding that will not be available for delivery to customers for up to six months from the date the purchase order is placed. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic. To the extent the Company cannot accurately forecast the number of wafers required, it may have either a shortage or an excess supply of wafers, which could have an adverse effect on the Company's financial condition and results of operations. At April 30, 2000, the Company had outstanding purchase orders totaling over $12.0 million with its manufacturing partners for the delivery of wafers over the next three months. The Company has announced that it expects declines in revenues, gross margins, and results of operations for fiscal 2001 based on its exit from the multimedia accelerator business. Accordingly, the Company has placed end of life orders with its manufacturing partners, and as a result has incurred cancellation charges of $2.6 million. The Company's existing products have experienced sharp declines in demand and the Company's inventories on order may not be fully sellable at acceptable prices which have necessitated changes for inventory reserves of $9.3 million in the three months ended April 30, 2000, for excess quantities and lower of cost or market considerations. The Company is monitoring its inventory levels for product on hand and on order. If orders from NeoMagic's customers do not meet the Company's expectations, the Company may be required to incur additional cancellation charges related to the purchase orders with its manufacturing partners and/or additional charges for the write off of excess inventory or lower of cost or market conditions.

5.   Divestitures:

         In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic (Buyer). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, NeoMagic received $11.7 million in a lump-sum cash payment. An additional $2.3 million is contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group which was transferred to the Buyer. In addition, the Company accrued approximately $1.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees. As a result, the Company recorded a pre-tax gain of approximately $5.2 million on the sale, which is recorded in Income, net of expenses, from sale of DVD assets on the Consolidated Condensed Statements of Operations.

6.   Recently Issued Accounting Pronouncements:

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

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, this Interpretation is effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our consolidated financial position or results of operations.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         When used in this discussion, the words "expects," "anticipates," "believes" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including and not limited to: statements concerning the rate of decline in shipments of existing product to current NeoMagic customers, the abilities of manufacturing subcontractors to make adequate and timely deliveries, access to advanced production process technologies from manufacturing subcontractors, recruiting and retaining employees including those with engineering expertise in new disciplines, restructuring charges, and litigation involving antitrust, intellectual property, and other issues. In particular, the company's new product development efforts in MPEG-4, broadband wireless, and System on Chip integration represent new endeavors and consequently carry greater risks of successful and timely execution. Forward-looking statements are subject to risks and uncertainties, including those set forth below under "Factors that May Affect Results," that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

OVERVIEW

         The Company designed, developed and marketed high-performance semiconductor solutions for sale to original equipment manufacturers of mobile computing products including notebook PCs, and over the last several years, began development of digital cameras and DVD drives. In April 2000, the Company successfully concluded the sale of the DVD product group to LSI Logic. The Company pioneered the first commercially available high-performance silicon technology that integrated DRAM, complex logic and analog circuits into a single chip. The Company's proprietary MagicWare(TM) technology eliminates the need to drive signals off-chip to discrete memory, achieving its performance advantage while actually lowering the power consumption and extending the battery life for smaller, lighter weight portable devices. The first commercial application for the Company's technology was in the design, development and marketing of multimedia accelerators for sale to notebook computer manufacturers. The Company's MagicGraph128 and MagicMedia256 families of pin-compatible multimedia accelerators incorporate 128-bit and 256-bit memory buses, respectively.

         All of the Company's net sales to date were derived from sales of its multimedia accelerator products, and the Company expects this trend to continue at least through fiscal 2001. The Company generally recognizes revenue upon title passage for product sales directly to customers. The Company's policy is to defer recognition of revenue of shipments to distributors until the distributors sell the product. Historically, a majority of the Company's sales have been to a limited number of customers. The Company expects that a substantial portion of sales of its products will be to a limited number of customers for the foreseeable future. The customers contributing significant amounts of net sales have varied and will continue to vary depending on the timing and success of new product introductions by NeoMagic and its customers.

         The Company's products require semiconductor wafers manufactured with state-of-the-art fabrication equipment and technology. NeoMagic currently has strategic relationships with Mitsubishi Electric Corporation, Infineon Technologies, formerly Siemens Aktiengesellschaft Semiconductor Group and has also purchased wafers from Toshiba Corporation during fiscal 2000 to produce its semiconductor wafers and uses other independent contractors to perform assembly, packaging and testing. The Company's foundry relationships are formalized in separate five-year wafer supply agreements. These relationships enable the Company to concentrate its resources on product design and development, where NeoMagic believes it has greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. The Company depends on these suppliers to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to the Company on a timely basis. The Company purchases wafers and pays an agreed price for wafers meeting certain acceptance criteria. All of the Company's products are assembled and tested by independent vendors. To date, the majority of the Company's wafer purchases, which constitute a majority of its cost of sales, have been priced in Japanese yen. As a result, exchange rate fluctuations can affect the Company's gross margin. The Company experienced such fluctuations during fiscal 2000 which negatively impacted the Company's gross margin and earnings. The Company has in the past hedged its exposure to fluctuations in the exchange rate between the Japanese yen and the United States dollar by purchasing forward contracts and options and may continue to do so in the future.

         Under its wafer supply agreements, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and place binding purchase orders up to three to four months prior to shipment. If the Company cancels a purchase order, the Company must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must forecast and place purchase orders for wafers long before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic and from time-to-time will cause the Company to have an excess or a shortage of wafers for a particular product, which could cause the Company to take charges for excess inventory or miss revenue opportunities. In connection with the exit from the multimedia accelerator business, the Company has placed end of life orders with its manufacturing partners, and as a result has had to incur cancellation charges of $2.6 million in the April 2000 quarter.

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

         On April 20, 2000 NeoMagic announced a change in strategy, ceasing further development efforts in its existing notebook multimedia product line, and focusing future development efforts on technologies and products to enable multimedia communications. After the close of the last fiscal year, management determined that rebuilding the Company's position in the notebook PC graphics market would require at least two successful generations of products, consuming significant time and resources. However, prospects for future opportunities in this market were limited by the recently accelerated trends in the overall PC market towards lower average unit pricing, and integration of the graphics functions into core logic ICs with shared memory architectures. The Company was confronted with the prospect of using its cash reserves and talent to rebuild its position in what management viewed as a declining market opportunity. These factors have led management to change the Company's direction now, while it is in a position of significant cash reserves and minimal debt.

         The company has undertaken a significant resizing of its operations, and has reduced its workforce by approximately 50% compared to the end of the fourth quarter. Included in this total are employees of the company's DVD product line, which was sold to LSI Logic Corporation in a transaction which was announced on April 14, 2000.

         Going forward the Company expects a multi-quarter decline in its existing business, as it focuses on technology and product developments in its new direction. During this time the Company will be shifting its financial management towards preserving liquidity. In short, the Company will be managing for cash. This has guided the restructuring efforts in the past quarter.

         The Company's fiscal year end is January 31. Any references herein to a fiscal year refers to the year ended January 31 of such year.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                      Three Months Ended
                                                   -------------------------
                                                   April 30,      April 30,
                                                     2000           1999
                                                   ---------      ---------
Net sales                                          100.0%           100.0%
Cost of sales                                      105.4             63.0
                                                   ----------------------
Gross margin (loss)                                 (5.4)            37.0
Operating expenses:
  Research and development                          20.0             13.5
  Sales, general and administrative                 12.6              7.2
  Acquired in process research and development        --              7.4
                                                   ----------------------
      Total operating expenses                      32.6             28.1
                                                   ----------------------
Income (loss) from operations                      (38.0)             8.9
Income net of expenses from sale of DVD assets      13.5               --
      Interest income and other                      2.4              1.1
      Interest expense                               (.5)             (.4)
                                                   ----------------------
Income (loss) before income taxes                  (22.6)             9.6
Provision (benefit) for income taxes                (9.1)             5.1
                                                   ======================
Net income (loss)                                  (13.5%)            4.5%
                                                   ======================

NET SALES

         The Company's net sales to date have been generated from the sale of its multimedia accelerators. The Company's products are used in, and its business has been dependent upon, the personal computer industry with sales primarily in Asia, Japan, and the United States. Net sales were $38.9 million for the three months ended April 30, 2000, compared to $72.4 million for the three months ended April 30, 1999. Net sales decreased primarily due to declining market share and end of life announcements for the

Company's multimedia products. The Company expects that net sales, for the remainder of fiscal 2001 will continue to decline based on the current availability of product and customer demand for end of life product.

         Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 85.2% and 81.5% of net sales in the three months ended April 30, 2000 and 1999, respectively. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in United States dollars.

         Five customers accounted for 34%, 18%, 16%, 13% and 12% of net sales for the three months ended April 30, 2000. Five customers accounted for 21%, 15%, 13%, 13%, and 10% of net sales in the three months ended April 30, 1999. The Company expects a significant portion of its future sales to remain concentrated with a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers, or that such customers will not cancel or reschedule orders, or in the event orders are canceled, that such orders will be replaced by other orders. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

GROSS MARGIN (LOSS)

         Gross margin (loss) was $(2.1) million and $26.8 million for the three months ended April 30, 2000 and 1999, respectively. The gross margin percentages decreased to (5.4)% for the three months ended April 30, 2000 from 37.0% for the three months ended April 30, 1999. The decrease in gross margin percentage was due primarily to inventory write-offs and reserves and cancellation penalties to our manufacturing partners of $11.9 million related to restructuring the business.

         The Company announced in February 2000 that it expected declines in revenues, gross margins, and results of operations for fiscal 2001 based on restructuring the business and the delay of the introduction of its new products. As a result of the restructuring, the Company's existing products have experienced sharp declines in demand and a portion of the Company's inventories on hand and on order are not sellable in sufficient quantities and at acceptable prices which has necessitated inventory write-offs for excess quantities, cancellation penalties to our manufacturing partners and lower of cost or market considerations. These write-offs have had a material adverse effect on gross margins and results of operations for the three months ended April 30, 2000.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses include compensation and associated costs relating to development personnel, operating system software costs and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $7.8 million and $9.8 million for the three months ended April 30, 2000 and 1999, respectively. The Company has made, and intends to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development expenses decreased in absolute dollars, but increased as a percentage of sales due to the decline in sales. Research and development expenses include $1.1 million of employee related expenses incurred in connection with restructuring the business. Because the Company's projections for downward revenue will result in corresponding cost control, research and development expenses are expected to decrease in absolute dollars in fiscal 2001.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

         Sales, general and administrative expenses were $4.9 million and $5.2 million for the three months ended April 30, 2000 and 1999, respectively. Sales, general and administrative expenses decreased in absolute dollars due primarily to lower outside commissions on lower sales, and the Company's ongoing cost reduction efforts, but increased as a percentage of sales due to the decline in sales. Because the Company's projections for downward revenue will result in decreased commissions and cost control, sales, general and administrative expenses are expected to decrease in absolute dollars in fiscal 2001.

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

         Except for the Company's plans to no longer pursue the development activities acquired from the Optical Drive Storage Group, (DVD group) there have been no significant changes in the assumptions used in the IPRD analyses relating to the timing of expected future revenues or the amount of development expenses and efforts expected to be required to bring the in process research and development technologies to completion and to achieve such revenues. The Company successfully concluded the sale of the DVD group to LSI Logic in April, 2000. The gain from the sale of the DVD group of $5.2 million is included in Income net of expenses from the sale of DVD assets on the Consolidated Condensed Statements of Operations.

INCOME NET OF EXPENSES FROM SALE OF DVD ASSETS

         In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic (Buyer). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, NeoMagic received $11.7 million in a lump-sum cash payment. An additional $2.3 million is contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group which was transferred to the Buyer. In addition, the Company accrued approximately $1.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees. As a result, the Company recorded a pre-tax gain of approximately $5.2 million on the sale, which is recorded in Income, net of expenses, from sale of DVD assets on the Consolidated Condensed Statements of Operations.

INTEREST INCOME AND OTHER

         The Company earns interest on its cash and short-term investments. Interest income and other was $1.0 million and $0.8 million for the three months ended April 30, 2000 and 1999, respectively. The increase in interest income and other stemmed from higher interest income earned on higher cash and short-term investment balances.

INTEREST EXPENSE

         The Company pays interest and commissions on wafer purchases and interest on its leases. Interest expense was $197,000 and $252,000 in the first quarter of fiscal 2001 and 2000, respectively. The decrease in interest expense from fiscal 2000 to fiscal 2001 reflects lower interest and commission on reduced purchases and sales and lower capital lease balances.

INCOME TAXES

         The Company's effective tax benefit rate for the three months ended April 30, 2000 was 40% compared to an effective tax provision rate of 30%, excluding the effect of the in-process research and development charge of $5.3 million for the three months ended April 30, 1999. The rate for the quarters vary from the statutory rate of 35% due to the effect of the research and development credit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and short-term investments increased $5.0 million in the three months ended April 30, 2000 to $101.5 million from $96.5 million at January 31, 2000. The increase in cash, cash equivalents and short-term investments stems primarily from cash provided from investing activities, and to a lesser extent, cash provided by financing activities, offset in part by cash used for operating activities.

         Cash and cash equivalents used for operating activities for the three months ended April 30, 2000 was $3.7 million, compared to $0.7 million of net cash used in operating activities for the three months ended April 30, 1999. The cash used for operating activities stems primarily from a net loss of $5.3 million, a decrease in accounts payable and income taxes payable, and an increase in other current assets, offset in part by decreases in accounts receivable and inventory and by an increase in other accruals.

         Net cash provided by investing activities for the three months ended April 30, 2000, was $16.3 million, compared to $1.2 million of net cash used in investing activities for the three months ended April 30, 1999. Net cash provided by investing activities related primarily to net proceeds from the sale of the DVD group of $8.8 million and net maturities of short-term investments of $7.9 million, partially offset by purchases of property, plant and equipment. Continued operation of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of the Company's future revenues.

         Net cash provided by financing activities was $0.2 million for the three months ended April 30, 2000, compared to $0.3 million of net cash used for financing activities for the three months ended April 30, 1999. The net cash provided by financing activities primarily represents net proceeds from the issuance of common stock.

         At April 30, 2000, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $101.5 million. The Company believes that it will not generate cash over the upcoming twelve months, and believes the current cash, cash equivalents and short-term investments will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months. Investments will continue in new product development in new and existing areas of technology. The Company's future capital requirements will depend on many factors including the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions and enhancements to existing products, and market acceptance of the Company's products.

IMPACT OF CURRENCY EXCHANGE RATES

         Because the Company currently purchases the majority of its wafers under purchase contracts denominated in yen, significant appreciation in the value of the yen relative to the value of the U.S. dollar would make the wafers relatively more expensive to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company generally enters into foreign currency forward contracts to minimize short-term foreign currency fluctuation exposures related to these firm purchase commitments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the

Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. There were no foreign exchange contracts outstanding as of April 30, 2000.

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

FACTORS THAT MAY AFFECT RESULTS

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

       NeoMagic's quarterly and annual results of operations are affected by a variety of factors that could materially adversely affect net sales, gross margin and operating results. These factors include, among others, the rate of decline in shipments of existing product to current NeoMagic customers, the abilities of manufacturing subcontractors to make adequate and timely deliveries, access to advanced production process technologies from manufacturing subcontractors, recruiting and retaining employees including those with engineering expertise in new disciplines, the Company's ability to develop and market new products, restructuring charges, and litigation involving antitrust, intellectual property, and other issues. In particular, the Company's new product development efforts in MPEG-4, broadband wireless, and SOC integration represent new endeavors with extensive development cycles and consequently carry greater risks of successful and timely execution. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profits. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. Since the Company's announcement of its expectation of declining revenues, gross margins and operating results, the market price of the Common Stock has been and is expected to be for some time in the future, materially adversely affected.

INVENTORY RISK

       Under its wafer supply agreements with Mitsubishi Electric and Infineon, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and to place binding purchase orders three to four months prior to shipment from the suppliers. The Company expects that its revenues will decline significantly from the prior year's revenue and accordingly is monitoring its inventory levels for product on hand and on order. The Company orders wafers for deliveries at least 3-5 months in advance and with the additional time to assemble and test wafers, the Company can have orders for finished goods that will be available up to six months into the future. If the Company does not have sufficient demand for its products and cannot cancel its current and future commitments without material impact, the Company may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If the Company cancels a purchase order, it must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must make forecasts and place purchase orders for wafers long before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic, and from time-to-time will cause the Company to have an excess or shortage of wafers for a particular product. Also, many of the Company's customers are moving to "just in time" relationships with their vendors, which can shift the risk of carrying inventory back to the supplier. As a result of the long lead-time for manufacturing wafers and the increase in "just in time" ordering by PC manufacturers, semiconductor companies such as the Company from time-to-time must take charges for excess inventory. Significant write-offs of excess inventory could have a material adverse effect on the Company's financial condition and results of operations. In the first quarter of fiscal 2001, the Company recorded inventory write-offs and reserves and cancellation penalties to its manufacturing partners of $11.9 million related to restructuring the business. Conversely, failure to order sufficient wafers would cause the Company to miss revenue opportunities and, if significant, could impact sales by the Company's customers, which could adversely affect the Company's customer relationships and thereby materially adversely affect the Company's business, financial condition and results of operations. At April 30, 2000, the Company has issued outstanding purchase orders totaling over $12.0 million with its manufacturing partners for the delivery of wafers over the next three months. If orders from NeoMagic's customers do not meet the Company's expectations, the Company may be required to incur additional cancellation charges related to the purchase orders with its manufacturing partners and/or charges for the write off of excess inventory.

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

DEPENDENCE ON NEW PRODUCT DEVELOPMENT, NEW MARKETS, RAPID TECHNOLOGICAL CHANGE

         During the first fiscal quarter the Company determined to change its primary market and business. The Company closed all new product development efforts in multimedia ICs for notebook computers. The Company's other new product plans and development efforts were reconsidered as well.

         The Company has determined to pursue opportunities related to streaming video and multimedia communications over the internet. New product planning during the first quarter focused on handheld internet appliances and MPEG-4 video compression technology. Additional planning efforts were begun in the area of broadband cellular communications. The Company's future business, financial condition and results of operations will depend to a significant extent on its ability to develop new products that address these market opportunities. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. Multimedia communications, streaming video, and broadband cellular communications are relatively new technologies, and are characterized by rapidly changing infrastructure, evolving industry standards and uncertain average selling prices. The Company must anticipate the features and functionality that consumers and infrastructure providers will demand, incorporate those features and functionality into products that meet the exacting design requirements of equipment manufacturers, price its products competitively, and introduce the products to the market on a timely basis. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability of strategic manufacturing partners to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of NeoMagic's and its customers' products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by system manufacturers and consumers, will be successfully developed, or will be introduced within the appropriate window of market demand.

         The Company intends to continue relying upon the integration of large DRAM with analog and logic circuitry on a single chip as a primary means of product differentiation. The integration of large DRAM memory with analog and logic circuitry on a single chip is highly complex and is critical to the Company's success. Because of the complexity of its products, however, NeoMagic has experienced delays from time to time in completing development and introduction of new products. In addition, the Company is now embarked on the development of new products in markets in which the company has no history. In the event that there are delays in the completion of development of future products, including the products currently under development for introduction over the next 12 to 18 months, the Company's potential future business, financial condition, and results of operations will be materially adversely affected. Although the development cycles for the memory and logic portions of the Company's products have been relatively synchronized to date, there can be no assurance that this synchronization will continue in the future. In addition, there can be no assurance that fundamental advances in either the memory or logic components of the Company's products will not significantly increase the complexity inherent in the design and manufacture of the Company's products, rendering the Company's product technologically infeasible or uncompetitive. The time required for competitors to develop and introduce competing products may be shorter and manufacturing yields may be better than those experienced by the Company.

         The Company is no longer pursuing new product development or new sales opportunities in its notebook multimedia product line, and anticipates a rapid decline in revenues from sales of its existing products in this market. The Company does not anticipate completing new product developments in other markets prior to the decline of its multimedia product revenues. This situation will have a material adverse effect on the Company's business, financial condition and results of operations in fiscal 2001.

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

DEPENDENCE ON INTERNATIONAL SALES AND SUPPLIERS

          Export sales are a critical part of the Company's business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 85.2% and 81.5% of the Company's net sales for the three months ended April 30, 2000 and 1999, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Letters of credit issued by customers support a portion of the Company's international sales. To date, the Company's international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of the Company's customers could make the Company's products relatively more expensive than competitors' products sold in the customer's local currency.

         International manufacturers produce all of the Company's wafers. In addition, many of the assembly and test services used by the Company are procured from international sources. Under the Company's wafer supply agreements with Mitsubishi Electric, wafers are priced in Japanese yen. As a result, the Company's costs of goods sold are subject to fluctuations in the yen-dollar exchange rates. The Company has in the past hedged its exposure to fluctuations in foreign currency exchange rate by purchasing foreign exchange contracts and may continue to do so in the future. However, there can be no assurance that such hedging will be adequate. The Company experienced such fluctuations during fiscal 2000 which has negatively impacted the Company's gross margin and results of operations. Significant wafer or assembly and test service price increases, fluctuations in currency exchange rates or the Company's inability to fully hedge against currency exchange rate fluctuations could continue to have a material and sudden adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON QUALIFIED PERSONNEL

          The Company's future success depends in part on the continued service of its key engineering, sales, marketing, manufacturing, finance and executive personnel, and its ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel in the semiconductor industry, and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. The Company's restructuring placed increased demands on the Company's resources and will likely require the addition of new management personnel and the development of additional expertise by existing management personnel. The Company has experienced the loss of certain personnel and also reduced personnel in its restructuring. If the Company's headcount is not appropriate for its future direction and the Company fails to recruit key personnel critical to its future direction in a timely manner, it may have a material adverse effect on the Company's business, financial condition and results of operations.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders
         None.

ITEM 5.  Other Information
         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K
(a)      Exhibits

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------
          27.1             Financial Data Schedule

(b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended April 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEOMAGIC CORPORATION
                                  (Registrant)


                                  Douglas Gans
                                  ------------
                                  DOUGLAS GANS
                         Interim Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                                  June 14, 2000