Form 10-Q
period 2000-07-31
NEOMAGIC CORP
filed 2000-09-13
CIK 1030485

--------------------------------------------------------------------------------


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2000 OR

_ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                                Yes X         No

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at July 31, 2000 was 25,802,059


--------------------------------------------------------------------------------

                              NEOMAGIC CORPORATION
                                    FORM 10-Q

                                      INDEX


                                                                          PAGE
PART I.  CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Condensed Financial Statements:


         Consolidated Condensed Statements of  Operations
                  Six months ended July 31, 2000 and 1999                   3

         Consolidated Condensed Balance Sheets
                  July 31, 2000 and January 31, 2000                        4

         Consolidated Condensed Statements of Cash Flows
                  Six months ended July 31, 2000 and 1999                   5

         Notes to Unaudited Consolidated Condensed Financial Statements     6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                      9-22


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings                                                  23

Item 2.  Changes in Securities                                              23

Item 3.  Defaults Upon Senior Securities                                    23

Item 4.  Submission of Matters to a Vote of Security Holders                23

Item 5.  Other Information                                                  23

Item 6.  Exhibits and Reports on Form 8-K                                   23

Signatures                                                                  24

Part I.  Financial Information
Item I.  Financial Statements

                              NEOMAGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)


                                                                     Three Months Ended               Six Months Ended
                                                                --------------------------      ------------------------
                                                                 July 31,         July 31,        July 31,      July 31,
                                                                   2000            1999            2000           1999
                                                                --------------------------      ------------------------
Net sales                                                       $  31,908      $  60,320        $  70,785     $ 132,717

Cost of sales                                                      19,458         42,232           60,445        87,841
                                                                --------------------------      ------------------------
Gross margin                                                       12,450         18,088           10,340        44,876

Operating expenses:
  Research and development                                          4,853         10,856           12,627        20,581
  Sales, general and administrative                                 3,556          4,212            8,386         9,361
  In-process research and development                                --             --               --           5,348
  Amortization of deferred compensation                               841            148              893           293
                                                                --------------------------      ------------------------
               Total operating expenses                             9,250         15,216           21,906        35,583
                                                                --------------------------      ------------------------

Income (loss) from operations                                       3,200          2,872          (11,566)        9,293

Other income (expense), net:
  Income net of expenses from sale of DVD assets                     (250)          --              4,994          --
  Interest and other income                                         1,556            932            2,505         1,716
  Interest expense                                                    (65)          (218)            (262)         (470)
                                                                --------------------------      ------------------------

Income (loss) before income taxes                                   4,441          3,586           (4,329)       10,539

Income tax provision (benefit)                                      1,780          1,076           (1,727)        4,768
                                                                --------------------------      ------------------------

Net income (loss)                                               $   2,661      $   2,510        $  (2,602)    $   5,771
                                                                --------------------------      ------------------------
                                                                --------------------------      ------------------------

Basic net income (loss) per share                               $     .10      $     .10        $    (.10)    $     .24
Diluted net income (loss) per share                             $     .10      $     .10        $    (.10)    $     .22

Weighted average common shares outstanding                         25,736         24,460           25,651        24,468
Weighted average common shares outstanding, assuming
dilution                                                           25,779         26,073           25,651        25,854


     See accompanying notes to consolidated condensed financial statements.

                              NEOMAGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)


                                                                           July 31,       January 31,
                                                                             2000            2000
                                                                         ------------     -----------
                                                                         (Unaudited)
                                                 ASSETS

Current assets:
  Cash and cash equivalents                                               $  71,536       $  33,097
  Short-term investments                                                     31,268          63,429
  Accounts receivable, net                                                   11,295          18,989
  Inventory                                                                   1,303          13,184
  Other current assets                                                        5,417           2,170
                                                                         ------------     -----------
            Total current assets                                            120,819         130,869

Property, plant and equipment, net                                            7,075          10,370
Deferred tax asset                                                            1,034           1,034
Other assets                                                                  4,558           6,863
                                                                         ------------     -----------

             Total assets                                                 $ 133,486       $ 149,136
                                                                         ------------     -----------
                                                                         ------------     -----------

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            4,992          21,240
  Compensation and related benefits                                           1,933           2,986
  Income taxes payable                                                        1,897           2,207
  Other accruals                                                              5,568           2,334
  Obligations under capital leases                                             --               154
                                                                         ------------     -----------
             Total current liabilities                                       14,390          28,921

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                   26              25
  Additional paid-in-capital                                                 77,801          70,682
  Notes receivable from stockholders                                           (520)           (525)
  Deferred compensation                                                      (6,716)         (1,074)
  Retained earnings                                                          48,505          51,107
                                                                         ------------     -----------
             Total stockholders' equity                                     119,096         120,215
                                                                         ------------     -----------

             Total liabilities and stockholders' equity                   $ 133,486       $ 149,136
                                                                         ------------     -----------
                                                                         ------------     -----------

     See accompanying notes to consolidated condensed financial statements.

                              NEOMAGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)


                                                                                    Six Months Ended
                                                                               ---------------------------
                                                                                July 31,          July 31,
                                                                                  2000              1999
                                                                               --------           --------
OPERATING ACTIVITIES:
Net income (loss)                                                              $ (2,602)          $  5,771
Adjustments to reconcile net income (loss) to net cash provided by
  (used for) operating activities:
     Depreciation and amortization                                                2,613              2,336
     Loss on disposal of  property, plant and equipment                             268                 --
     Amortization of deferred compensation                                          910                297
     Write-off of in-process research and development                                --              5,348
     Gain on sale of DVD assets                                                  (4,994)                --
     Changes in operating assets and liabilities:
           Accounts receivable                                                    7,694                621
           Inventory                                                             11,881             (4,029)
           Other current assets                                                    (996)            (1,134)
           Other assets                                                            (183)            (1,054)
           Accounts payable                                                     (16,248)            (5,010)
           Compensation and related benefits                                     (1,053)              (610)
           Income taxes payable                                                    (310)             2,250
           Other accruals                                                           984              1,483
                                                                               --------           --------
Net cash provided by (used for) operating activities                             (2,036)             6,269
                                                                               --------           --------
                                                                               --------           --------

INVESTING ACTIVITIES:
     Proceeds from the sale of DVD assets (net of selling expenses of 2,539)      8,591                 --
     Purchases of property, plant and equipment                                    (695)            (5,721)
     Purchases of short-term investments                                        (28,670)           (73,120)
     Maturities of short-term investments                                        60,831             84,455
     Purchase of Optical Drive Development Group                                   --               (3,901)
     Purchase of ACL                                                               --               (6,523)
                                                                               --------           --------
Net cash provided by (used in) investing activities                              40,057             (4,810)
                                                                               --------           --------
                                                                               --------           --------

FINANCING ACTIVITIES:
     Payments on lease obligation                                                  (154)              (231)
     Repayment on note receivable from stockholders                                   5                 --
     Net proceeds from issuance of common stock                                     567              1,319
                                                                               --------           --------
Net cash provided by  financing activities                                          418              1,088
                                                                               --------           --------
                                                                               --------           --------

Net increase in cash and cash equivalents                                        38,439              2,547
Cash and cash equivalents at beginning of period                                 33,097             36,631
                                                                               --------           --------
Cash and cash equivalents at end of period                                     $ 71,536           $ 39,178
                                                                               --------           --------
                                                                               --------           --------
Supplemental schedules of cash flow information:
Cash paid during the period for:
     Interest                                                                  $    262           $    470
     Taxes                                                                     $     --           $  2,506



     See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
     NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation:

         The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries collectively ("NeoMagic" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at July 31, 2000 and January 31, 2000, the operating results for the three and six months ended July 31, 2000 and 1999, and the cash flows for the six months ended July 31, 2000 and 1999. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 2000, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         The results of operations for the six months ended July 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001.

         The second fiscal quarters of 2001 and 2000 ended on July 30, 2000 and August 1, 1999, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of July.

2.   Inventory:

         Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

                                                     July 31,      January 31,
Inventory consists of:                                  2000           2000
                                                   ----------------------------
                                                          (in thousands)
Raw materials                                         $   713        $ 3,035
Work in process                                             5          3,085
Finished goods                                            585          7,064
                                                   ----------------------------
    Total                                             $ 1,303        $13,184
                                                   ----------------------------
                                                   ----------------------------

3.   Earnings Per Share:

         The Company follows the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Basic net earnings
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding (if applicable) during the period. Dilutive common equivalent shares consist of stock options. Employee stock options are included for the three month period ended July 31, 2000, but are excluded from the computation of diluted net income per share for the six month period ended July 31, 2000, because the effect would have been antidilutive.

         Per share information calculated on this basis is as follows:


(in thousands, except per share amounts)              Three Months Ended                Six Months Ended
                                                           July 31,                         July 31,
                                                  ----------------------------       -------------------------
                                                      2000            1999               2000         1999
                                                  ----------------------------       -------------------------
Numerator:

 Net income (loss)                                 $  2,661         $  2,510          $ (2,602)     $  5,771

Denominator:
    Denominator for basic earnings (loss)
    per share-weighted average shares outstanding    25,736           24,460            25,651        24,468

    Effect of dilutive securities:
        Employee stock options                           43            1,613               n/a         1,386

                                                  ----------------------------       -------------------------
        Denominator for diluted earnings (loss)
        per share                                    25,779           26,073            25,651        25,854
                                                  ----------------------------       -------------------------
                                                  ----------------------------       -------------------------
Basic earnings (loss) per share                    $    .10         $    .10          $   (.10)     $    .24
Diluted earnings (loss) per share                  $    .10         $    .10          $   (.10)     $    .22

4. Risks and Uncertainties:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Third-party suppliers currently manufacture all of the Company's wafers, each under the terms of wafer supply agreements. A manufacturing disruption experienced by any of the Company's manufacturing partners or the failure of one of the Company's manufacturing partners to devote adequate resources to the production of the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations.

         Under the wafer supply agreements, the Company must provide rolling 12-month forecasts of anticipated purchases and place binding purchase orders three to four months in advance. With the additional time to assemble and test wafers and finished goods, the Company can have orders outstanding that will not be available for delivery to customers for up to six months from the date the purchase order is placed. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic. To the extent the Company cannot accurately forecast the number of wafers required, it may have either a shortage or an excess supply of wafers, which could have an adverse effect on the Company's financial condition and results of operations. At July 31, 2000, the Company had no outstanding purchase orders with its manufacturing partners for the delivery of wafers. The Company has announced that it expects declines in revenues, gross margins, and results of operations for fiscal 2001 based on its exit from the multimedia accelerator business. Accordingly, the Company placed end of life orders with its manufacturing partners, and as a result incurred cancellation charges of $2.6 million in the first quarter of fiscal 2001. Also, in the first quarter of fiscal 2001, the Company reserved an additional $6.9 million for excess inventory and $2.4 million for lower of cost or market considerations based on expectations of its customers' end-of-life requirements for its notebook PC graphics products. During the second quarter of fiscal 2001, stronger than anticipated demand for the Company's products resulted in the release of inventory reserves of $2.2 million related to products sold in the quarter for which reserves had been previously provided. The Company is monitoring its inventory levels for product on hand, and current inventories are reserved for end-of-life product.

5.   Divestitures:

         In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic (Buyer). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, NeoMagic received $11.7 million in a lump-sum cash payment. An additional $2.3 million is contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group which was transferred to the Buyer. In addition, the Company accrued approximately $1.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter. During the second quarter the Company incurred additional costs of $0.3 million which is recorded in Income net of expenses from sale of DVD assets on the Consolidated Condensed Statements of Operations for the three and six months ended July 31, 2000, and 1999, respectively. As a result, the Company recorded a pre-tax gain of approximately $5.0 million on the sale, which is recorded in Income net of expenses from sale of DVD assets on the Consolidated Condensed Statements of Operations for the six months ended July 31, 2000.


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

         In March 2000, the FASB issued Interpretation No. 44, Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25. This interpretation clarifies the application of Opinion 25 for certain issues including: (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. In general, this Interpretation was effective July 1, 2000. We do not expect the adoption of Interpretation No. 44 to have a material effect on our consolidated financial position or results of operations.

PART I.  FINANCIAL INFORMATION

Item 2.  Management's Discussion and Analysis of
Financial Condition and Results of Operations

         When used in this discussion, the words "expects," "anticipates," "believes" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current expectations. However, actual events and results could vary significantly based on a variety of factors including, but not limited to: the rate of decline in shipments of existing product to current NeoMagic customers, the abilities of manufacturing subcontractors to make adequate and timely deliveries, recruiting and retaining employees including those with engineering expertise in new disciplines, and other issues. In particular, the company's product development efforts in System-on-Chip integration, MPEG-4, and broadband wireless represent new endeavors and consequently carry greater risks of successful and timely execution and market acceptance. Additional risk factors are listed in the company's Form 10-K filing for the fiscal year ended January 31, 2000.

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

         All of the Company's net sales to date were derived from sales of its multimedia accelerator products, and the Company expects this trend to continue through fiscal 2001. The Company generally recognizes revenue upon title passage for product sales directly to customers. The Company's policy is to defer recognition of revenue of shipments to distributors until the distributors sell the product. Historically, a majority of the Company's sales have been to a limited number of customers. The Company expects that a substantial portion of sales of its products will be to a limited number of customers for the foreseeable future. The customers contributing significant amounts of net sales have varied and will continue to vary depending on the timing and success of new product introductions by NeoMagic and its customers.

         The Company's products require semiconductor wafers manufactured with state-of-the-art fabrication equipment and technology. NeoMagic currently has strategic relationships with Mitsubishi Electric Corporation, Infineon Technologies, formerly Siemens Aktiengesellschaft Semiconductor Group, and has also purchased wafers from Toshiba Corporation during fiscal 2000 to produce its semiconductor wafers and uses other independent contractors to perform assembly, packaging and testing. The Company's foundry relationships are formalized in separate wafer supply agreements. These relationships enable the Company to concentrate its resources on product design and development, where NeoMagic believes it has greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. The Company depends on these suppliers to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs, to produce products of acceptable quality and at acceptable manufacturing yields and to deliver those products to the Company on a timely basis. The Company purchases wafers and pays an agreed price for wafers meeting certain acceptance criteria. All of the Company's products are assembled and tested by independent vendors. To date, the majority of the Company's wafer purchases, which constitute a majority of its cost of sales, have been priced in Japanese yen. As a result, exchange rate fluctuations can affect the Company's gross margin. The Company experienced such fluctuations during fiscal 2000 which negatively impacted the Company's gross margin and earnings. The Company has in the past hedged its exposure to fluctuations in the exchange rate between the Japanese yen and the United States dollar by purchasing forward contracts and options and may continue to do so in the future.

         Under its wafer supply agreements, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and place binding purchase orders up to three to four months prior to shipment. If the Company cancels a purchase order, the Company must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must forecast and place purchase orders for wafers long before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic and from time-to-time will cause the Company to have an excess or a shortage of wafers for a particular product, which could cause the Company to take charges for excess inventory or miss revenue opportunities. In connection with the exit from the multimedia accelerator business, the Company placed end of life orders with its manufacturing partners, and as a result incurred cancellation charges of $2.6 million in the April 2000 quarter.

         Prior to fiscal 1997, the Company was primarily engaged in research and development and testing of its products. Accordingly, the majority of its operating expenses were related to research and development activities. In fiscal 1997, in connection with the commencement of commercial sales of its products, the Company accelerated its investment in sales, marketing, manufacturing and administrative infrastructures. Throughout fiscal 2000, the Company continued to devote resources to research and development efforts as well as to make additional investments in sales, marketing, manufacturing and administrative infrastructures to support the increased sales. The Company expects to continue to devote substantial resources to research and development efforts for the foreseeable future. However, given the Company's projections for downward revenue and its corresponding cost control efforts, research and development expenses are expected to decrease in absolute dollars in fiscal 2001. All of the Company's research and development costs have been expensed as incurred.

         On April 20, 2000 NeoMagic announced a change in strategy, ceasing further development efforts in its existing notebook multimedia product line, and focusing future development efforts on technologies and products to enable multimedia communications. After the close of the last fiscal year, management determined that rebuilding the Company's position in the notebook PC graphics market would require at least two successful generations of products, consuming significant time and resources. However, prospects for future opportunities in this market were limited by the recently accelerated trends in the overall PC market towards lower average unit pricing, and integration of the graphics functions into core logic ICs with shared memory architectures. The Company was confronted with the prospect of using its cash reserves and talent to rebuild its position in what management viewed as a declining market opportunity. These factors led management to change the Company's direction, while it is in a position of significant cash reserves and minimal debt.

         The company undertook a significant resizing of its operations, and reduced its workforce by approximately 50% in the first quarter of fiscal 2001 compared to the end of the fourth quarter of fiscal

2000. Included in this total are employees of the Company's DVD product line, which was sold to LSI Logic Corporation in a transaction which was announced on April 14, 2000.

         In May 2000, the Company granted stock options to employees and recorded deferred stock compensation within stockholders equity of $6.7 million, representing the difference between the fair market value of the common stock at the date of grant and the exercise price of these options at the date of grant. Amortization of deferred compensation was $860,000 and $150,000 for the three months ended July 31, 2000 and 1999, respectively. These amounts include amortization of deferred compensation charged to cost of sales of $19,000 and $2,000 for the three months ended July 31, 2000 and 1999, respectively. Amortization of deferred compensation was $910,000 and $297,000 for the six months ended July 31, 2000 and 1999, respectively. These amounts include amortization of deferred compensation charged to cost of sales of $17,000 and $4,000 for the six months ended July 31, 2000 and 1999, respectively. The remaining deferred stock compensation will be amortized over the vesting period of the related options, generally two to four years. The amount of deferred stock compensation to be expensed in future periods could decrease if options are forfeited for which accrued but unvested compensation has been recorded. The amount of deferred stock compensation expense could increase for additional stock options granted to employees at less than fair value.

         Going forward the Company expects a multi-quarter decline in its existing business, as it focuses on technology and product developments in its new direction. During the first quarter of fiscal 2001 the Company restructured its operations to protect its financial strength. In the second quarter of fiscal 2001, the Company set the basic parameters of its new direction, commenced significant engineering activities, and began engaging major players in the first of its new product areas. The Company will continue to refine and evolve its product plans over the next few quarters, while adding key staff with new skills. While the Company expects a net loss for the fiscal year as a whole, it is managing its spending prudently and expects to end the fiscal year with more than $90 million in cash. The Company remains on its plan to drive the first of its new product efforts for market entry and revenues beginning in the second half of next year.

         The Company's fiscal year end is January 31. Any references herein to a fiscal year refers to the year ended January 31 of such year. The second fiscal quarters of 2001 and 2000 ended on July 30, 2000 and August 1, 1999, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of July.

RESULTS OF OPERATIONS
The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:


                                                    Three Months Ended        Six Months Ended
                                                   --------------------      ------------------
                                                         July 31,                 July 31,
                                                     2000       1999          2000        1999
                                                     ----       ----          ----        ----
Net sales                                           100.0%     100.0%        100.0%      100.0%
Cost of sales                                        61.0       70.0          85.4        66.2
Gross margin                                         39.0       30.0          14.6        33.8
Operating expenses:
  Research and development                           15.3       18.0          17.8        15.5
  Sales, general and administrative                  11.1        7.0          11.8         7.1
  Acquired in process research and development         --         --            --         4.0
  Amortization of deferred compensation               2.6         .2           1.3          .2
      Total operating expenses                       29.0       25.2          30.9        26.8
Income (loss) from operations                        10.0        4.8         (16.3)        7.0
Income net of expenses from sale of DVD assets        (.8)        --           7.1          --
      Interest and other income                       4.9        1.5           3.5         1.3
      Interest expense                                (.2)       (.4)          (.4)        (.4)
Income (loss) before income taxes                    13.9        5.9          (6.1)        7.9
Provision (benefit) for income taxes                  5.6        1.8          (2.4)        3.6
Net income (loss)                                     8.3%       4.1%         (3.7)%       4.3%

NET SALES

         The Company's net sales to date have been generated from the sale of its multimedia accelerators. The Company's products are used in, and its business has been dependent upon, the notebook personal computer industry with sales primarily in Asia, Japan, and the United States. Net sales were $31.9 million, including cancellation charges from customers of $2.3 million, for the three months ended July 31, 2000, compared to $60.3 million for the three months ended July 31, 1999. Net sales were $70.8 million for the six months ended July 31, 2000, compared to $132.7 million for the six months ended July 31, 1999. Net sales decreased primarily due to end of life announcements for the Company's multimedia products and declining market share. The Company expects that net sales, for the remainder of fiscal 2001 will continue to decline substantially based on the current availability of product and customer demand for end of life product.

         Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based
OEMs) accounted for 84.4% and 81.0% of net sales in the three months ended July 31, 2000 and 1999, respectively. Export sales accounted for 84.6% and 81.1% of net sales in the six months ended July 31, 2000 and 1999, respectively. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in United States dollars.

         Four customers accounted for 34%, 19%, 16% and 13% of net sales for the three months ended July 31, 2000. Five customers accounted for 20%, 14%, 13%, 12%, and 10% of net sales in the three months ended July 31, 1999. Four customers accounted for 27%, 22%, 16% and 14% of net sales for the six months ended July 31, 2000. Four customers accounted for 21%, 14%, 14% and 10% of net sales for the six months ended July 31, 1999. These sales consisted almost exclusively of graphic chips, and accordingly the Company does not expect these sales to remain significant beyond the next several quarters. The

Company expects a significant portion of its future sales to remain concentrated with a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers, or that such customers will not cancel or reschedule orders, or in the event orders are canceled, that such orders will be replaced by other orders. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results.

GROSS MARGIN

         Gross margin was $12.5 million and $18.1 million for the three months ended July 31, 2000 and 1999, respectively. The gross margin percentages increased to 39.0% for the three months ended July 31, 2000 from 30.0% for the three months ended July 31, 1999. Gross margin was $10.3 million and $44.9 million for the six months ended July 31, 2000 and 1999, respectively. The gross margin percentages decreased to 14.6% for the six months ended July 31, 2000 from 33.8% for the six months ended July 31, 1999. The increase in gross margin percentage in the second quarter of fiscal 2001 was primarily due to the release of inventory reserves of $2.2 million specifically related to products sold in the quarter which had previously been reserved. The sale of these products resulted from stronger than anticipated demand for the Company's end-of-life products. The decrease in gross margin percentage in the first quarter of fiscal 2001 was due primarily to inventory write-offs and reserves and cancellation penalties to our manufacturing partners of $11.9 million related to restructuring the business.

         The Company announced in February 2000 that it expected declines in revenues, gross margins, and results of operations for fiscal 2001 based on restructuring the business and the delay of the introduction of its new products. As a result of the restructuring, the Company's existing products experienced sharp declines in demand and a portion of the Company's inventories on hand and on order at April 30, 2000 were not sellable in sufficient quantities and at acceptable prices which necessitated inventory write-offs for excess quantities, cancellation penalties to its manufacturing partners and lower of cost or market considerations. These write-offs had a material adverse effect on gross margins and results of operations for the three months ended April 30, 2000 and the six months ended July 31, 2000.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses include compensation and associated costs relating to development personnel, operating system software costs and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $4.9 million and $10.9 million for the three months ended July 31, 2000 and 1999, respectively. Research and development expenses were $12.6 million and $20.6 million for the six months ended July 31, 2000 and 1999, respectively. The Company has made, and intends to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Because the Company's projections for downward revenue will result in corresponding cost control, research and development expenses are expected to decrease in absolute dollars in fiscal 2001.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

         Sales, general and administrative expenses were $3.6 million and $4.2 million for the three months ended July 31, 2000 and 1999, respectively. Sales, general and administrative expenses were $8.4 million and $9.4 million for the six months ended July 31, 2000 and 1999, respectively. Sales, general and administrative expenses decreased in absolute dollars due primarily to lower outside commissions on lower sales, and the Company's ongoing cost reduction efforts offset in part by $0.8 million of employee related severance expenses incurred in the first quarter of fiscal 2001 in connection with restructuring the business.

Sales, general and administrative expenses increased as a percentage of sales due to the decline in sales. Because the Company's projections for downward revenue will result in decreased commissions and cost control, sales, general and administrative expenses are expected to decrease in absolute dollars in fiscal 2001.

ACQUIRED IN-PROCESS RESEARCH AND DEVELOPMENT

         The Company incurred approximately $5.3 million of charges for acquired in-process research and development ("IPRD") in connection with its fiscal 2000 acquisitions of the Optical Drive Storage Group from Mitel Semiconductor and Associative Computers, Ltd., (" ACL"). The amount allocated to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows from each of the technologies under development to their net present value, at an appropriate risk-adjusted rate of return. The technologies under development were analyzed to determine their technological accomplishments; the existence and utilization of core technologies; the existence of any alternative future uses; their technological feasibility; and the stage of completion of the development activities, including the efforts required to complete the remaining development activities. The technologies under development were classified as developed technology, IPRD completed, IPRD to be completed or future development activities. Projected future net cash flows attributable to each of these categories were discounted to their net present value using a discount rate which was derived based on the Company's estimated weighted average cost of capital plus a risk premium to account for the inherent uncertainty surrounding the successful completion of each project and the associated estimated cash flows. The IPRD charge includes only the fair value of IPRD completed. The technologies underlying the IPRD amounts were deemed to have no alternative future uses. The fair value assigned to developed technology is included in other assets, and no value was assigned to the IPRD to be completed or future development activities. The Company believes that these fair values do not exceed the amount a third party would pay for each such in-process technology. Failure to timely deliver commercially viable products to the market, or to achieve market acceptance or the revenue and expense forecasts could have a significant impact on the financial results and operations of the acquired businesses.

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

         Except for the Company's plans to no longer pursue the development activities acquired from the Optical Drive Storage Group, (DVD group) there have been no significant changes in the assumptions used in the IPRD analyses relating to the timing of expected future revenues or the amount of development expenses and efforts expected to be required to bring the in process research and development technologies to completion and to achieve such revenues. The Company successfully concluded the sale of the DVD group to LSI Logic in April, 2000. The gain from the sale of the DVD group of $5.0 million is included in Income net of expenses from the sale of DVD assets on the Consolidated Condensed Statements of Operations.

AMORTIZATION OF DEFERRED COMPENSATION

         In May 2000, the Company granted stock options to employees and recorded deferred stock compensation within stockholders equity of $ 6.7 million, representing the difference between the fair market value of the common stock at the date of grant and the exercise price of these options at the date of grant. Amortization of deferred compensation was $860,000 and $150,000 for the three months ended July 31, 2000 and 1999, respectively. These amounts include amortization of deferred compensation charged to cost of sales of $19,000 and $2,000 for the three months ended July 31, 2000 and 1999, respectively. Amortization of deferred compensation was $910,000 and $297,000 for the six months ended July 31, 2000 and 1999, respectively. These amounts include amortization of deferred compensation charged to cost of sales of $17,000 and $4,000 for the six months ended July 31, 2000 and 1999, respectively.

INCOME NET OF EXPENSES FROM SALE OF DVD ASSETS

         In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic (Buyer). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, NeoMagic received $11.7 million in a lump-sum cash payment. An additional $2.3 million is contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group which was transferred to the Buyer. In addition, the Company accrued approximately $1.9 million in transaction costs and approximately $2.3 million in retention packages for the affected employees. As a result, the Company recorded a pre-tax gain of approximately $5.0 million on the sale, which is recorded in Income net of expenses from sale of DVD assets on the Consolidated Condensed Statements of Operations.

INTEREST AND OTHER INCOME

         The Company earns interest on its cash and short-term investments. Interest and other income was $1.6 million and $0.9 million for the three months ended July 31, 2000 and 1999, respectively. Interest and other income was $2.5 million and $1.7 million for the six months ended July 31, 2000 and 1999, respectively. The increase in interest and other income stemmed from higher interest income earned on higher cash and short-term investment balances offset in part by a loss on disposal of assets of $0.3 million in the first quarter of fiscal 2001 related to restructuring the business.

INTEREST EXPENSE

         The Company pays interest and bank commissions on wafer purchases and interest on its leases. Interest expense was $65,000 and $218,000 for the three months ended July 31, 2000 and 1999, respectively. Interest expense was $262,000 and $470,000 for the six months ended July 31, 2000 and 1999, respectively. The decrease in interest expense from fiscal 2000 to fiscal 2001 reflects lower interest and bank commission on reduced purchases and sales and lower capital lease balances.

INCOME TAXES

         The Company's effective tax rate for the three months ended July 31, 2000 was 40% compared to an effective tax rate of 30%, excluding the effect of the in-process research and development charge of $5.3 million for the three months ended July 31, 1999. The Company's effective tax rate for the six months ended July 31, 2000 was a tax benefit of 40%, compared to an effective tax rate of 30% for the six months ended July 31, 1999. This rate varies from the statutory rate of 35% due to the effect of the research and development credit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and short-term investments increased $6.3 million in the six months ended July 31, 2000 to $102.8 million from $96.5 million at January 31, 2000. The increase in cash, cash equivalents and short-term investments stems primarily from cash provided from investing activities, and to a lesser extent, cash provided by financing activities, offset in part by cash used for operating activities.

         Cash and cash equivalents used for operating activities for the six months ended July 31, 2000 was $2.0 million, compared to $6.3 million of net cash provided by operating activities for the six months ended July 31, 1999. The cash used for operating activities stems primarily from a net loss of $2.6 million, a decrease in accounts payable, compensation and related benefits, and income taxes payable, and an increase in other current assets, offset in part by decreases in accounts receivable and inventory and by an increase in other accruals.

         Net cash provided by investing activities for the six months ended July 31, 2000, was $40.1 million, compared to $4.8 million of net cash used in investing activities for the six months ended July 31, 1999. Net cash provided by investing activities related primarily to net proceeds from the sale of the DVD group of $8.6 million and net maturities of short-term investments of $32.2 million, partially offset by purchases of property, plant and equipment. Continued operation of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of the Company's future revenues.

         Net cash provided by financing activities was $0.4 million for the six months ended July 31, 2000, compared to $1.1 million of net cash provided by financing activities for the six months ended July 31, 1999. The net cash provided by financing activities primarily represents net proceeds from the issuance of common stock offset in part by payments on lease obligations.

         At July 31, 2000, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $102.8 million. The Company believes that it will not generate cash from operations over the upcoming twelve months, and believes the current cash, cash equivalents and short-term investments will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months. Investments will continue in new product development in new and existing areas of technology. The Company's future capital requirements will depend on many factors including the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions and enhancements to existing products, and market acceptance of the Company's products.

IMPACT OF CURRENCY EXCHANGE RATES

         Because the Company has purchased the majority of its wafers under purchase contracts denominated in yen, significant appreciation in the value of the yen relative to the value of the U.S. dollar would make the wafers relatively more expensive to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company generally enters into foreign currency forward contracts to minimize short-term foreign currency fluctuation exposures related to these firm purchase commitments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. There were no foreign exchange contracts outstanding as of July 31, 2000.

         Notwithstanding the measures the Company has adopted, due to the unpredictability and volatility of currency exchange rates and currency controls, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company experienced such fluctuations during fiscal 2000 which negatively impacted the Company's gross margin and results of operations.

FACTORS THAT MAY AFFECT RESULTS

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

       NeoMagic's quarterly and annual results of operations are affected by a variety of factors that could materially adversely affect net sales, gross margin and operating results. These factors include, among others, the rate of decline in shipments of existing product to current NeoMagic customers, the abilities of manufacturing subcontractors to make adequate and timely deliveries, access to advanced production process technologies from manufacturing subcontractors, recruiting and retaining employees including those with engineering expertise in new disciplines, and other issues. In particular, the Company's product development efforts in System-on-Chip integration, MPEG-4, and broadband wireless represent new endeavors and consequently carry greater risks of successful and timely execution. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profits. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. Since the Company's announcement of its expectation of declining revenues, gross margins and operating results, the market price of the Common Stock has been and is expected to be for some time in the future, materially adversely affected.

INVENTORY RISK

       Under its wafer supply agreements with Mitsubishi Electric and Infineon, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and to place binding purchase orders three to four months prior to shipment from the suppliers. The Company expects that its revenues will decline significantly from the prior year's revenue and accordingly is monitoring its inventory levels for product on hand. The
Company orders wafers for deliveries at least 3-4 months in advance and with the additional time to assemble and test wafers, the Company can have orders for finished goods that will be available up to six months into the future. If the Company does not have sufficient demand for its products and cannot cancel its current and future commitments without material impact, the Company may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If the Company cancels a purchase order, it must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must make forecasts and place purchase orders for wafers long before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic, and from time-to-time will cause the Company to have an excess or shortage of wafers for a particular product. Also, many of the Company's customers are moving to "just in time" relationships with their vendors, which can shift the risk of carrying inventory back to the supplier. As a result of the long lead-time for manufacturing wafers and the increase in "just in time" ordering by PC manufacturers, semiconductor companies such as the Company from time-to-time must take charges for excess inventory. Significant write-offs of excess inventory could have a material adverse effect on the Company's financial condition and results of operations. Conversely, failure to order sufficient wafers would cause the Company to miss revenue opportunities and, if significant, could impact sales by the Company's customers, which could adversely affect the Company's customer relationships and thereby materially adversely affect the Company's business, financial condition and results of operations. At July 31, 2000, the Company had no outstanding purchase orders with its manufacturing partners for the delivery of wafers. The Company has announced that it expects declines in revenues, gross margins, and results of operations for fiscal 2001 based on its exit from the multimedia accelerator business. Accordingly, the Company placed end of life orders with its manufacturing partners, and as a result incurred cancellation charges of $2.6 million in the first quarter of fiscal 2001. Also, in the first quarter of fiscal 2001, the Company reserved an additional $6.9 million for excess inventory and $2.4 million for lower of cost or market considerations based on expectations of its customers' end-of-life requirements for its notebook PC graphics products. During the second quarter of fiscal 2001, stronger than anticipated demand for the Company's products resulted in the release of inventory reserves of $2.2 million specifically related to products sold in the quarter which had previously been reserved. The Company is monitoring its inventory levels for product on hand, and current inventories are reserved for end-of-life product.

MANUFACTURING YIELDS

       The fabrication of semiconductors is a complex and precise process. Because NeoMagic's products feature the integration of large DRAM memory with analog and logic circuitry on a single chip, a manufacturer must obtain acceptable yields of both the memory and logic portions of such products, compounding the complexity of the manufacturing process. As a result, the Company may face greater manufacturing challenges than its competitors. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. The Company purchases wafers, not die, and pays an agreed upon price for wafers meeting certain acceptance criteria. Accordingly, the Company bears the risk of the yield of good die from wafers purchased meeting the acceptance criteria. The Company experienced such yield problems which materially adversely affected the Company's net sales, gross margins and results of operations in fiscal 2001.

         Semiconductor manufacturing yields are a function of both product design, which is developed largely by the Company, and process technology, which is typically proprietary to the manufacturer. Historically, the Company has experienced lower yields on new products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between the Company and the manufacturer. This risk is compounded by the offshore location of the Company's manufacturers, increasing the effort and time required identifying, communicating and resolving manufacturing yield problems. As the Company develops relationships with new manufacturing partners and introduces new products, yields could be adversely affected due to difficulties associated with adopting the Company's technology and product design to the proprietary process technology and design rules of each manufacturer. Any significant decrease in manufacturing yields could result in an increase in the Company's per unit product cost and could force the Company to allocate its available product supply among its customers, potentially adversely impacting customer relationships as well as revenues and gross margins. There can be no assurance that the Company's manufacturers will achieve or maintain acceptable manufacturing yields in the future. The inability of the Company to achieve planned yields from its manufacturer for its newest product, the MagicMedia256XL+, has had, and is expected to continue to have, a material adverse effect on the Company's net sales, gross margins and results of operations in fiscal 2001.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT, NEW MARKETS, RAPID TECHNOLOGICAL CHANGE

         During the first fiscal quarter the Company decided to change its primary market and business. The Company closed all new product development efforts in multimedia ICs for notebook computers. The Company's other new product plans and development efforts were reconsidered as well.

         The Company has decided to pursue opportunities related to streaming video and multimedia communications over the internet. New product planning during the first quarter focused on handheld internet appliances and MPEG-4 video compression technology. Additional planning efforts were begun in the area of broadband cellular communications. The Company's future business, financial condition and results of operations will depend to a significant extent on its ability to develop new products that address these market opportunities. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. Handheld internet appliances, MPEG4 streaming video, and broadband cellular communications are relatively new technologies, and are characterized by rapidly changing infrastructure, evolving industry standards and uncertain average selling prices. The Company must anticipate the features and functionality that consumers and infrastructure providers will demand, incorporate those features and functionality into products that meet the exacting design requirements of equipment manufacturers, price its products competitively, and introduce the products to the market on a timely basis. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability of strategic manufacturing partners to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of NeoMagic's and its customers' products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by system manufacturers and consumers, will be successfully developed, or will be introduced within the appropriate window of market demand.

         The Company intends to continue relying in part upon the integration of large DRAM with analog and logic circuitry on a single chip as a primary means of product differentiation. The integration of large DRAM memory with analog and logic circuitry on a single chip is highly complex and is critical to the

Company's success. Because of the complexity of its products, however, NeoMagic has experienced delays from time to time in completing development and introduction of new products. In addition, the Company is now embarked on the development of new products in markets in which the company has no history. In the event that there are delays in the completion of development of future products, including the products currently under development for introduction over the next 12 to 18 months, the Company's potential future business, financial condition, and results of operations will be materially adversely affected. Although the development cycles for the memory and logic portions of the Company's products have been relatively synchronized to date, there can be no assurance that this synchronization will continue in the future. In addition, there can be no assurance that fundamental advances in either the memory or logic components of the Company's products will not significantly increase the complexity inherent in the design and manufacture of the Company's products, rendering the Company's product technologically infeasible or uncompetitive. The time required for competitors to develop and introduce competing products may be shorter and manufacturing yields may be better than those experienced by the Company.

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

         As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident in

December. The Court has stayed all litigation concerning Trident's antitrust claim pending resolution of NeoMagic's claim for patent infringement. The patent infringement claim is scheduled for trial to commence on November 6, 2000. Management believes the Company has valid defenses against Trident's claims.

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

DEPENDENCE ON INTERNATIONAL SALES AND SUPPLIERS

          Export sales are a critical part of the Company's business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 84.4% and 81.0% of the Company's net sales for the three months ended July 31, 2000 and 1999, respectively. Export sales accounted for 84.6% and 81.1% of net sales in the six months ended July 31, 2000 and 1999, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Letters of credit issued by customers support a portion of the Company's international sales. To date, the Company's international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of the Company's customers could make the Company's products relatively more expensive than competitors' products sold in the customer's local currency.

         International manufacturers produce all of the Company's wafers. In addition, many of the assembly and test services used by the Company are procured from international sources. Under the Company's wafer supply agreements with Mitsubishi Electric, wafers are priced in Japanese yen. As a result, the Company's costs of goods sold are subject to fluctuations in the yen-dollar exchange rates. The Company has in the past hedged its exposure to fluctuations in foreign currency exchange rate by purchasing foreign exchange contracts and may continue to do so in the future. However, there can be no assurance that such hedging will be adequate. The Company experienced such fluctuations during fiscal 2000 which negatively impacted the Company's gross margin and results of operations. Significant wafer or assembly and test service price increases, fluctuations in currency exchange rates or the Company's inability to fully hedge against currency exchange rate fluctuations could continue to have a material and sudden adverse effect on the Company's business, financial condition and results of operations.

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

         PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings

         In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident in December. The Court has stayed all litigation concerning Trident's antitrust claim pending resolution of NeoMagic's claim for patent infringement. The patent infringement claim is scheduled for trial to commence on November 6, 2000. Management believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.


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

ITEM 4.  Submission of Matters to a Vote of Security Holders
         None.

ITEM 5.  Other Information
         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K
         (a)  Exhibits

         EXHIBIT
         NUMBER            DESCRIPTION
         27.1              Financial Data Schedule

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended July 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEOMAGIC CORPORATION
                                  (Registrant)




                                Stephen T. Lanza
                                ----------------
                                STEPHEN T. LANZA
                             Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                               September 13, 2000