Form 10-Q
period 2000-10-31
NEOMAGIC CORP
filed 2000-12-13
CIK 1030485

--------------------------------------------------------------------------------



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

(Mark One)

X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2000 OR

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


                                 (408) 988-7020
              [Registrant's telephone number, including area code]



Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes X     No

     The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at October 31, 2000 was 25,802,559.

--------------------------------------------------------------------------------

                              NEOMAGIC CORPORATION
                                    FORM 10-Q

                                      INDEX

                                                                                                                 PAGE
PART I.  CONSOLIDATED CONDENSED FINANCIAL INFORMATION

Item 1.  Unaudited Consolidated Condensed Financial Statements:


         Consolidated Condensed Statements of Operations
                  Nine months ended October 31, 2000 and 1999                                                       3

         Consolidated Condensed Balance Sheets
                  October 31, 2000 and January 31, 2000                                                             4

         Consolidated Condensed Statements of Cash Flows
                  Nine months ended October 31, 2000 and 1999                                                       5

         Notes to Unaudited Consolidated Condensed Financial Statements                                           6-8

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                                                           9-17


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings                                                                                         17

Item 2.  Changes in Securities and Use of Proceeds                                                                 17

Item 3.  Defaults Upon Senior Securities                                                                           17

Item 4.  Submission of Matters to a Vote of Security Holders                                                       18

Item 5.  Other Information                                                                                         18

Item 6.  Exhibits and Reports on Form 8-K                                                                          18

Signatures                                                                                                         19

Part I.  Financial Information
Item I.  Financial Statements

                              NEOMAGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                     Three Months Ended             Nine Months Ended
                                                                 --------------------------     --------------------------
                                                                  October 31,   October 31,     October 31,    October 31,
                                                                     2000           1999           2000          1999
                                                                 ---------------------------------------------------------
Net sales                                                         $   3,912      $  70,346      $  74,697      $ 203,063

Cost of sales                                                           761         51,558         61,206        139,399
                                                                  ---------      ---------      ---------      ---------

Gross margin                                                          3,151         18,788         13,491         63,664

Operating expenses:
  Research and development                                            5,838          9,202         18,465         29,783
  Sales, general and administrative                                   2,155          4,440         10,541         13,801
  In-process research and development                                  --             --             --            5,348
  Amortization of deferred compensation                                 805            139          1,698            432
                                                                  ---------      ---------      ---------      ---------
               Total operating expenses                               8,798         13,781         30,704         49,364
                                                                  ---------      ---------      ---------      ---------

Income (loss) from operations                                        (5,647)         5,007        (17,213)        14,300

Other income (expense), net:
  Income, net of expenses, from the sale of DVD assets                1,500           --            6,494           --
  Interest and other income                                           1,790            924          4,295          2,640
  Interest expense                                                     --             (197)          (262)          (667)
                                                                  ---------      ---------      ---------      ---------

Income (loss) before income taxes                                    (2,357)         5,734         (6,686)        16,273

Income tax provision (benefit)                                         (935)         1,614         (2,662)         6,382
                                                                  ---------      ---------      ---------      ---------

Net income (loss)                                                 $  (1,422)     $   4,120      $  (4,024)     $   9,891
                                                                  =========      =========      =========      =========

Basic net income (loss) per share                                 $    (.06)     $     .16      $    (.16)     $     .40
Diluted net income (loss) per share                               $    (.06)     $     .16      $    (.16)     $     .38

Weighted average common shares outstanding                           25,800         25,039         25,701         24,766
Weighted average common shares outstanding, assuming dilution        25,800         25,761         25,701         25,718


     See accompanying notes to consolidated condensed financial statements.

                              NEOMAGIC CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In thousands)

                                                                           October 31,    January 31,
                                                                               2000          2000
                                                                           -----------    -----------
                                                                           (Unaudited)
                                                 ASSETS

Current assets:
  Cash and cash equivalents                                                $  71,612      $  33,097
  Short-term investments                                                      40,574         63,429
  Accounts receivable, net                                                       102         18,989
  Inventory                                                                      582         13,184
  Other current assets                                                         3,128          2,170
                                                                           ---------      ---------
            Total current assets                                             115,998        130,869

Property, plant and equipment, net                                             6,715         10,370
Deferred tax asset                                                             1,034          1,034
Other assets                                                                   4,801          6,863
                                                                           ---------      ---------

             Total assets                                                  $ 128,548      $ 149,136
                                                                           =========      =========

                                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                             5,117         21,240
  Compensation and related benefits                                            1,989          2,986
  Income taxes payable                                                           941          2,207
  Other accruals                                                               2,096          2,334
  Obligations under capital leases                                              --              154
                                                                           ---------      ---------
             Total current liabilities                                        10,143         28,921

Commitments and contingencies

Stockholders' equity:
  Common stock                                                                    26             25
  Additional paid-in-capital                                                  76,741         70,682
  Notes receivable from stockholders                                            (520)          (525)
  Deferred compensation                                                       (4,925)        (1,074)
  Retained earnings                                                           47,083         51,107
                                                                           ---------      ---------
             Total stockholders' equity                                      118,405        120,215
                                                                           ---------      ---------

             Total liabilities and stockholders' equity                    $ 128,548      $ 149,136
                                                                           =========      =========

     See accompanying notes to consolidated condensed financial statements.

                              NEOMAGIC CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                                        Nine Months Ended
                                                                                ---------------------------------
                                                                                  October 31,        October 31,
                                                                                     2000               1999
                                                                                --------------      -------------
OPERATING ACTIVITIES:
Net income (loss)                                                                   $  (4,024)        $   9,891
Adjustments to reconcile net income (loss) to net cash provided by
  (used for) operating activities:
     Depreciation and amortization                                                      3,814             3,778
     Loss on disposal of property, plant and equipment                                    268              --
     Amortization of deferred compensation                                              1,726               494
     Write-off of in-process research and development                                    --               5,348
     Income, net of expenses, on the sale of DVD assets                                (6,494)             --
     Changes in operating assets and liabilities:
           Accounts receivable                                                         18,887             1,793
           Inventory                                                                   12,602            (5,080)
           Other current assets                                                          (208)             (981)
           Other assets                                                                  (426)           (1,011)
           Accounts payable                                                           (16,123)           (4,884)
           Compensation and related benefits                                             (997)             (691)
           Income taxes payable                                                        (1,266)            1,854
           Other accruals                                                                (988)              993
                                                                                --------------      -------------
Net cash provided by operating activities                                               6,771            11,504
                                                                                ==============      =============

INVESTING ACTIVITIES:
     Proceeds from the sale of DVD assets (net of selling expenses of $2,539)          10,091              --
     Purchases of property, plant and equipment                                        (1,536)           (6,269)
     Purchases of short-term investments                                              (47,994)         (118,000)
     Maturities of short-term investments                                              70,765           137,842
     Purchase of Optical Drive Development Group                                         --              (3,901)
     Purchase of ACL                                                                     --              (6,523)
                                                                                --------------      -------------
Net cash provided by  investing activities                                             31,326             3,149
                                                                                ==============      =============

FINANCING ACTIVITIES:
     Payments on lease obligation                                                        (154)             (433)
     Repayment on note receivable from stockholders                                         5                29
     Net proceeds from issuance of common stock                                           567             1,359
                                                                                --------------      -------------
Net cash provided by financing activities                                                 418               955
                                                                                ==============      =============

Net increase in cash and cash equivalents                                              38,515            15,608
Cash and cash equivalents at beginning of period                                       33,097            36,631
                                                                                --------------      -------------
Cash and cash equivalents at end of period                                          $  71,612         $  52,239
                                                                                ==============      =============
Supplemental schedules of cash flow information:
Cash paid during the period for:
     Interest                                                                       $     262         $     667
     Taxes                                                                          $    --           $   4,500

     See accompanying notes to consolidated condensed financial statements.

                              NEOMAGIC CORPORATION
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.   Basis of Presentation:

         The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries collectively (or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at October 31, 2000, the operating results for the three and nine months ended October 31, 2000 and 1999, and the cash flows for the nine months ended October 31, 2000 and 1999. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 2000, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

         The results of operations for the nine months ended October 31, 2000 are not necessarily indicative of the results that may be expected for the year ending January 31, 2001.

         The third fiscal quarters of 2001 and 2000 ended on October 29, 2000 and October 31, 1999, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of October.

2.   Inventory:

         Inventory is stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.

                                                                    October 31,     January 31,
Inventory consists of:                                                  2000           2000
                                                                   --------------- --------------
                                                                          (in thousands)
Raw materials                                                      $          -    $      3,035
Work in process                                                               -           3,085
Finished goods                                                               582          7,064
                                                                   --------------- --------------
    Total                                                          $         582   $     13,184
                                                                   =============== ==============

3.   Earnings Per Share:

         The Company follows the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Basic net earnings
(loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding (if applicable) during the period. Dilutive common equivalent shares consist of stock options. Employee stock options are excluded from the computation of diluted net loss per share for the three and nine month periods ended October 31, 2000, because the effect would have been antidilutive.

         Per share information calculated on this basis is as follows:

(in thousands, except per share amounts)                Three Months Ended         Nine Months Ended
                                                            October 31,                October 31,
                                                      ----------------------     ----------------------
                                                        2000           1999        2000          1999
                                                      ----------------------     ----------------------
Numerator:

Net income (loss)                                     $ (1,422)     $  4,120     $ (4,024)     $  9,891

Denominator:
    Denominator for basic earnings (loss)
    per share-weighted average shares outstanding       25,800        25,039       25,701        24,766

    Effect of dilutive securities:

         Employee stock options                            n/a           722          n/a           952

                                                      ----------------------     ----------------------
         Denominator for diluted earnings
         (loss) per share                               25,800        25,761       25,701        25,718
                                                      ======================     ======================
Basic earnings (loss) per share                       $   (.06)     $    .16     $   (.16)     $    .40
Diluted earnings (loss) per share                     $   (.06)     $    .16     $   (.16)     $    .38

   4.  Risks and Uncertainties:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Under wafer supply agreements with the Company's foundry providers, the Company must provide rolling 12-month forecasts of anticipated purchases and place binding purchase orders three to four months in advance. With the additional time to assemble and test wafers and finished goods, the Company can have orders outstanding that will not be available for delivery to customers for up to six months from the date the purchase order is placed. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic. To the extent the Company cannot accurately forecast the number of wafers required, it may have either a shortage or an excess supply of wafers, which could have an adverse effect on the Company's financial condition and results of operations. As of October 31, 2000, the Company had no outstanding purchase orders with its manufacturing partners for the delivery of wafers. The Company has announced that it expects declines in revenues, gross margins, and results of operations for fiscal 2001 and fiscal 2002 based on its exit from the multimedia accelerator business. Accordingly, the Company placed end-of-life orders with its manufacturing partners, and as a result incurred cancellation charges of $2.6 million in the first quarter of fiscal 2001. Also, in the first quarter of fiscal 2001, the Company reserved an additional $6.9 million for excess inventory and $2.4 million for lower of cost or market considerations based on expectations of its customers' end-of-life requirements for its notebook PC graphics products. During the second and third quarters of fiscal 2001, stronger than anticipated demand for the Company's products resulted in the release of inventory reserves of $2.2 million and $0.9 million, respectively, related to products sold in the quarters for which reserves had been previously provided. The Company is monitoring its inventory levels for product on hand, and current inventories are reserved for end-of-life product.

5.   Divestitures:

         In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic (Buyer). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group which was transferred to the Buyer. In addition, the Company accrued approximately $1.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter. During the second quarter the Company incurred additional costs of $0.3 million. During the third quarter the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the buyer. These transactions have been recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the three and nine months ended October 31, 2000. As a result, the Company has recorded a total pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the nine months ended October 31, 2000.


6.    Recently Issued Accounting Pronouncements:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 will require companies to record all derivatives held on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of the derivative is either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income until the value related to the ineffective portion of a hedge, if any, is recognized in earnings. The Company expects to adopt SFAS 133 as of the beginning of its fiscal year 2002. The effect of adoption of SFAS 133 is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

PART I.  FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         When used in this discussion, the words "expects," "anticipates," "believes" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, and not limited to: the abilities of manufacturing subcontractors to make adequate and timely deliveries, access to advanced production process technologies from manufacturing subcontractors, recruiting and retaining employees including those with engineering expertise in new disciplines. In particular, the Company's new product development efforts and customer engagements in System-on-Chip integration and MPEG-4 represent new endeavors and consequently carry greater risks of successful and timely execution. Additional risk factors are listed in the Company's Form 10-K filing for the fiscal year ended January 31, 2000.

OVERVIEW

         The Company designed, developed and marketed high-performance semiconductor solutions for sale to original equipment manufacturers of mobile computing products including notebook PCs, and over the last several years, began development of silicon solutions for digital cameras and DVD drives. In April 2000, the Company successfully concluded the sale of the DVD product group to LSI Logic. The Company pioneered the first commercially available high-performance silicon technology that integrated DRAM, complex logic and analog circuits into a single chip. The Company's proprietary MagicWare(TM) technology eliminates the need to drive signals off-chip to discrete memory, achieving a performance advantage while actually lowering the power consumption and extending the battery life for smaller, lighter weight portable devices. The first commercial application for the Company's technology was in the design, development and marketing of multimedia accelerators for sale to notebook computer manufacturers. The Company's MagicGraph128(TM) and MagicMedia256(TM) families of pin-compatible multimedia accelerators incorporate 128-bit and 256-bit memory buses, respectively.

         All of the Company's net sales to date were derived from sales of its multimedia accelerator products, and the Company expects this trend to continue through fiscal 2001. The Company generally recognizes revenue upon title passage for product sales directly to customers. The Company's policy is to defer recognition of revenue of shipments to distributors until the distributors sell the product, however, with the multimedia accelerator product at its end-of-life, revenue will be recognized for all non returnable product sales, even through distributors for the 2001 fiscal year end, because the distributors do not have the right of return for these end-of-life products. Historically, a majority of the Company's sales have been to a limited number of customers. The Company expects that a substantial portion of sales of its products will be to a limited number of customers for the foreseeable future. The customers contributing significant amounts of net sales have varied and will continue to vary depending on the timing and success of new product introductions by the Company and its customers.

         On April 20, 2000 the Company announced a change in strategy, ceasing further development efforts in its existing notebook multimedia product line, and focusing future development efforts on technologies and products to enable multimedia communications. As a result, the Company undertook a significant resizing of its operations, and reduced its workforce by approximately 50% in the first quarter of fiscal 2001 compared to the end of the fourth quarter of fiscal 2000. Included in this total are employees of the Company's DVD product line, which was sold to LSI Logic Corporation in a transaction announced on April 14, 2000.

         Going forward the Company expects a multi-quarter decline in its existing business as it focuses on technology and product developments in its new direction. During the first quarter of fiscal 2001 the Company restructured its operations to protect its financial strength. In the second quarter of fiscal 2001, the Company set the basic parameters of its new direction, commenced significant engineering activities, and began engaging major players in the first of its new product areas. During the third quarter of fiscal 2001 the Company continued to refine and evolve its products, while adding key staff with new skills, and will continue to do so over the next few quarters. While the Company expects a net loss for the fiscal year as a whole, it is managing its spending prudently and expects to end the fiscal year with more than $100 million in cash. The Company remains on its plan to drive the first of its new product efforts for market entry with revenues anticipated from its System-on-Chip technology beginning late in the second half of next year.

         The Company's fiscal year end is January 31. Any references herein to a fiscal year refers to the year ended January 31 of such year. The third fiscal quarters of 2001 and 2000 ended on October 29, 2000 and October 31, 1999, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of October.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

                                                     Three Months Ended      Nine Months Ended
                                                        October 31,             October 31,
                                                     ------------------      -----------------
                                                     2000         1999        2000        1999
                                                     -----       -----       -----       -----
Net sales                                            100.0%      100.0%      100.0%      100.0%
Cost of sales                                         19.5        73.3        81.9        68.6
Gross margin                                          80.5        26.7        18.1        31.4
Operating expenses:
  Research and development                           149.2        13.1        24.7        14.7
  Sales, general and administrative                   55.1         6.3        14.1         6.8
  Acquired in process research and development        --          --          --           2.6
  Amortization of deferred compensation               20.6          .2         2.3          .2
      Total operating expenses                       224.9        19.6        41.1        24.3
Income (loss) from operations                       (144.4)        7.1       (23.0)        7.1
      Income, net of expenses, from the sale of
      DVD assets                                      38.3        --           8.7        --
      Interest and other income                       45.8         1.4         5.7         1.2
      Interest expense                                --           (.3)        (.4)        (.3)
Income (loss) before income taxes                    (60.3)        8.2        (9.0)        8.0
Provision (benefit) for income taxes                 (23.9)        2.3        (3.6)        3.1
Net income (loss)                                    (36.4)%       5.9%       (5.4)%       4.9%


NET SALES

         The Company's net sales to date have been generated from the sale of its multimedia accelerators. The Company's products are used in, and its business has been dependent upon, the notebook personal computer industry with sales primarily in Asia, Japan and the United States. Net sales were $3.9 million for the three months ended October 31, 2000, compared to $70.3 million for the three months ended October 31, 1999. Net sales for the three months ended October 31, 2000 included approximately $1.5 million related to the reversal of reserves previously provided for rebates and sales returns. The Company determined in the third quarter that these amounts were no longer necessary due to settlement of rebate amounts with its customers and a decline in the exposure related to sales returns as a result of the significant decrease in sales. Net sales were $74.7 million for the nine months ended October 31, 2000, compared to $203.1 million for the nine months ended October 31, 1999. Net sales decreased primarily due to end-of-life announcements for the Company's multimedia products and declining market share. The Company expects that net sales for the remainder of fiscal 2001 will continue to decline substantially based on the current availability of product and customer demand for end-of-life product.

         Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 98.5% and 81.8% of net sales in the three months ended October 31, 2000 and 1999, respectively. Export sales accounted for 85.3% and 81.4% of net sales in the nine months ended October 31, 2000 and 1999, respectively. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in United States dollars.

         Three customers accounted for 34%, 16% and 13% of net sales for the three months ended October 31, 2000. Five customers accounted for 22%, 19%, 15%, 13% and 11% of net sales in the three months ended October 31, 1999. Four customers accounted for 26%, 22%, 15% and 14% of net sales for the nine months ended October 31, 2000. Four customers accounted for 20%, 13%, 13% and 12% of net sales for the nine months ended October 31, 1999. These sales consisted almost exclusively of graphic chips and accordingly the Company does not expect these sales to remain significant.

GROSS MARGIN

         Gross margin was $3.2 million and $18.8 million for the three months ended October 31, 2000 and 1999, respectively. The gross margin percentages increased to 80.5% for the three months ended October 31, 2000 from 26.7% for the three months ended October 31, 1999. Gross margin was $13.5 million and $63.7 million for the nine months ended October 31, 2000 and 1999, respectively. The gross margin percentages decreased to 18.1% for the nine months ended October 31, 2000 from 31.4% for the nine months ended October 31, 1999. The increase in gross margin percentage in the third quarter of fiscal 2001 was primarily due to the reversal of $1.5 million of reserves related to rebates and sales returns recorded in prior periods, the release of inventory reserves of $0.9 million specifically related to products sold in the quarter which had previously been reserved, and a $0.5 million reimbursement in the quarter from a manufacturing partner due to lower than expected production yields. The decrease in gross margin percentage for the nine months ended October 31, 2000 was due primarily to inventory write-offs and reserves and cancellation penalties to our manufacturing partners of $11.9 million related to restructuring the business in the first quarter of fiscal 2001.

         The Company announced in February 2000 that it expected declines in revenues, gross margins, and results of operations for fiscal 2001 based on restructuring the business and the delay of the introduction of its new products. As a result of the restructuring and the Company's end-of-life product announcement, the Company's existing products experienced sharp declines in demand and a portion of the Company's inventories on hand and on order at April 30, 2000 were not sellable in sufficient quantities and at acceptable prices which necessitated inventory write-offs for excess quantities, cancellation penalties to its manufacturing partners and lower of cost or market considerations. These write-offs had a material adverse effect on gross margins and results of operations for the three months ended April 30, 2000 and the nine months ended October 31, 2000.

RESEARCH AND DEVELOPMENT EXPENSES

         Research and development expenses include compensation and associated costs relating to development personnel, operating system software costs and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $5.8 million and $9.2 million for the three months ended October 31, 2000 and 1999, respectively. Research and development expenses were $18.5 million and $29.8 million for the nine months ended October 31, 2000 and 1999, respectively. Research and development expense decreased in the current year due to a reduction in the number of employees, an overall effort to reduce expenses and research and development funding of $0.3 million. The Company has made, and intends to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Because the Company's projections for downward revenue will result in corresponding cost control, research and development expenses are expected to decrease in absolute dollars in fiscal 2001.

SALES, GENERAL AND ADMINISTRATIVE EXPENSES

         Sales, general and administrative expenses were $2.2 million and $4.4 million for the three months ended October 31, 2000 and 1999, respectively. Sales, general and administrative expenses were $10.5 million and $13.8 million for the nine months ended October 31, 2000 and 1999, respectively. Sales, general and administrative expenses decreased in absolute dollars due primarily to lower outside commissions on lower sales, and the Company's ongoing cost reduction efforts offset in part by $0.8 million of employee related severance expenses incurred in the first quarter of fiscal 2001 in connection with restructuring the business. Sales, general and administrative expenses increased as a percentage of sales due to the decline in sales. Because the Company's projections for downward revenue will result in decreased commissions and cost control, sales, general and administrative expenses are expected to decrease in absolute dollars in fiscal 2001.

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

         The total charge for IPRD for the Optical Drive Storage Group transaction, completed in February 1999, was approximately $2.0 million. The technologies acquired from this group were mixed signal analog and digital video disk ("DVD") optical storage read-channel technologies. The Optical Drive Storage Group's development efforts were estimated to be approximately 50% complete at the date of the acquisition. The Company planned to integrate these technologies with its embedded DRAM technologies and develop products for the DVD Notebook, DVD Desktop and DVD Player/Recorder markets. Prior to the acquisition, the Optical Drive Storage Group had generated no revenues. Revenue from commercially viable products for these markets was not anticipated until late calendar 2000 or in 2001. The discount rates used for the IPRD technologies and developed technologies were 40% and 25%, respectively.

         The total charge for IPRD for the ACL transaction, completed in February 1999, was approximately $3.3 million. The technologies acquired from ACL were associative array (parallel) processing architectures that enabled high speed computing. ACL's development efforts were estimated to be approximately 42% complete at the date of the acquisition. The Company planned to integrate these technologies with its embedded DRAM technologies and develop products for the digital camera and camcorder markets. Prior to the acquisition, ACL had generated no revenues. Revenues from commercially viable products for the above markets were not anticipated until late calendar 2001. The discount rates used for the IPRD technologies and developed technologies were each 50%.

         Except for the Company's plans to no longer pursue the development activities acquired from the Optical Drive Storage Group (DVD product group), there have been no significant changes in the assumptions used in the IPRD analyses relating to the timing of expected future revenues or the amount of development expenses and efforts expected to be required to bring the in-process research and development technologies to completion and to achieve such revenues. The Company successfully concluded the sale of the DVD group to LSI Logic in April, 2000. The gain from the sale of the DVD group of $6.5 million is included in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations.

AMORTIZATION OF DEFERRED COMPENSATION

         In May 2000, the Company granted stock options to employees and recorded deferred stock compensation within stockholders equity of $6.7 million, representing the difference between the fair market value of the common stock at the date of grant and the exercise price of these options at the date of grant. Amortization of deferred compensation was $817,000 and $141,000 for the three months ended October 31, 2000 and 1999, respectively. These amounts include amortization of deferred compensation charged to cost of sales of $12,000 and $2,000 for the three months ended October 31, 2000 and 1999, respectively. Amortization of deferred compensation was $1,726,000 and $437,000 for the nine months ended October 31, 2000 and 1999, respectively. These amounts include amortization of deferred compensation charged to cost of sales of $28,000 and $5,000 for the nine months ended October 31, 2000 and 1999, respectively.

INCOME, NET OF EXPENSES, FROM THE SALE OF DVD ASSETS

         In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $0.8 million is contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group which was transferred to the Buyer. In addition, the Company accrued approximately $1.9 million in transaction costs and approximately $2.3 million in retention packages for the affected employees. As a result, the Company recorded a pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations.

INTEREST AND OTHER INCOME

         The Company earns interest on its cash and short-term investments. Interest and other income was $1.8 million and $0.9 million for the three months ended October 31, 2000 and 1999, respectively. Interest and other income was $4.3 million and $2.6 million for the nine months ended October 31, 2000 and 1999, respectively. The increase in interest and other income stemmed from higher interest income earned on higher cash and short-term investment balances offset in part by a loss on disposal of assets of $0.3 million in the first quarter of fiscal 2001 related to restructuring the business.

INTEREST EXPENSE

         The Company pays interest and bank commissions on wafer purchases and interest on its leases. Interest expense was $0 and $197,000 for the three months ended October 31, 2000 and 1999, respectively. Interest expense was $262,000 and $667,000 for the nine months ended October 31, 2000 and 1999, respectively. The decrease in interest expense from fiscal 2000 to fiscal 2001 reflects lower interest and bank commission on reduced purchases and sales and lower capital lease balances.

INCOME TAXES

         The Company's effective tax benefit rate for the three months ended October 31, 2000 was 40% compared to an effective tax rate of 30%, excluding the effect of the in-process research and development charge of $5.3 million for the three months ended October 31, 1999. The Company's effective tax rate for the nine months ended October 31, 2000 was a tax benefit of 40%, compared to an effective tax rate of 30% for the nine months ended October 31, 1999. This rate varies from the statutory rate of 35% due to the effect of the research and development credit.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's cash, cash equivalents and short-term investments increased $15.7 million in the nine months ended October 31, 2000 to $112.2 million from $96.5 million at January 31, 2000. The increase in cash, cash equivalents and short-term investments stems primarily from cash provided from investing activities, cash provided from operating activities and to a lesser extent, cash provided by financing activities.

         Cash and cash equivalents provided by operating activities for the nine months ended October 31, 2000 was $6.7 million, compared to $11.5 million of net cash provided by operating activities for the nine months ended October 31, 1999. The cash provided by operating activities stems primarily from a decrease in accounts receivable and inventory, offset in part by decreases in accounts payable, income taxes payable, compensation and related benefits, other accruals, other assets and an increase in other current assets.

         Net cash provided by investing activities for the nine months ended October 31, 2000 was $31.4 million compared to $3.1 million of net cash provided by investing activities for the nine months ended October 31, 1999. Net cash provided by investing activities related primarily to net proceeds from the sale of the DVD product group of $10.1 million and net maturities of short-term investments of $22.8 million, partially offset by purchases of property, plant and equipment. Continued operation of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of the Company's future revenues.

         Net cash provided by financing activities was $0.4 million for the nine months ended October 31, 2000, compared to $1.0 million of net cash provided by financing activities for the nine months ended October 31, 1999. The net cash provided by financing activities primarily represents net proceeds from the issuance of common stock offset in part by payments on lease obligations.

         At October 31, 2000, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $112.2 million. The Company believes that it will not generate cash from operations over the upcoming twelve months, and believes the current cash, cash equivalents and short-term investments will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months. Investments will continue in new product development in new and existing areas of technology. The Company's future capital requirements will depend on many factors including the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions and enhancements to existing products, and market acceptance of the Company's products.

IMPACT OF CURRENCY EXCHANGE RATES

         The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions. There were no foreign exchange contracts outstanding as of October 31, 2000.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

FLUCTUATIONS IN QUARTERLY OPERATING RESULTS

       The Company's quarterly and annual results of operations are affected by a variety of factors that could materially adversely affect net sales, gross margin and operating results. These factors include, among others, the abilities of manufacturing subcontractors to make adequate and timely deliveries, access to advanced production process technologies from manufacturing subcontractors, recruiting and retaining employees including those with engineering expertise in new disciplines. In particular, the Company's new product development efforts and customer engagements in System-on-Chip integration and MPEG-4 represent new endeavors and consequently carry greater risks of successful and timely execution. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profits. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. Since the Company's announcement of its expectation of declining revenues, gross margins and operating results, the market price of the Common Stock has been and is expected to be for some time in the future, materially adversely affected.

DEPENDENCE ON NEW PRODUCT DEVELOPMENT, NEW MARKETS AND RAPID TECHNOLOGICAL
CHANGE

         During the first fiscal quarter of this year, the Company changed its primary market and business focus. The Company closed all new product development efforts in multimedia ICs for notebook computers. The Company's other new product plans and development efforts were reconsidered as well.

         The Company is focused on semiconductors related to streaming video and multimedia communications over the Internet. New product planning during the first quarter focused on handheld Internet appliances and MPEG-4 video compression technology. Additional planning efforts were begun in the area of broadband cellular communications. The Company's future business, financial condition and results of operations will depend to a significant extent on its ability to develop new products that address these market opportunities. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. Handheld Internet appliances, MPEG-4 streaming video and broadband cellular communications are relatively new technologies, and are characterized by rapidly changing infrastructure, evolving industry standards and uncertain average selling prices. The Company must anticipate the features and functionality that consumers and infrastructure providers will demand, incorporate those features and functionality into products that meet the exacting design requirements of equipment manufacturers, price its products competitively and introduce the products to the market on a timely basis. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability of strategic manufacturing partners to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of the Company's and its customers' products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by system manufacturers and consumers, will be successfully developed, or will be introduced within the appropriate window of market demand.

         The Company intends to continue relying in part upon the integration of large DRAM with analog and logic circuitry on a single chip as a primary means of product differentiation. The integration of large DRAM memory with analog and logic circuitry on a single chip is highly complex and is critical to the Company's success. Because of the complexity of its products, however, the Company has experienced delays from time to time in completing development and introduction of new products. In addition, the Company is now embarked on the development of new products in markets in which the company has no history. In the event that there are delays in the completion of development of future products, including the products currently under development for introduction over the next 12 to 18 months, the Company's potential future business, financial condition, and results of operations will be materially adversely affected. Although the development cycles for the memory and logic portions of the Company's products have been relatively synchronized to date, there can be no assurance that this synchronization will continue in the future. In addition, there can be no assurance that fundamental advances in either the memory or logic components of the Company's products will not significantly increase the complexity inherent in the design and manufacture of the Company's products, rendering the Company's product technologically infeasible or uncompetitive. The time required for competitors to develop and introduce competing products may be shorter and manufacturing yields may be better than those experienced by the Company.

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

         PART II.  OTHER INFORMATION

ITEM 1.  Legal Proceedings.

         In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. ("Trident"). The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from the Company's filing of the patent infringement action against Trident in December. The Court has stayed all litigation concerning Trident's antitrust claim pending resolution of the Company's claim for patent infringement. The patent infringement claim is scheduled for trial to commence on January 15, 2001. Management believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

ITEM 2.  Changes in Securities and Use of Proceeds

         None.

ITEM 3.  Defaults Upon Senior Securities.

         None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         The Annual Meeting of Stockholders was held on September 6, 2000. The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

         1)    Election of Directors
                                            VOTES FOR                  WITHHELD
                                            ----------                 --------
               Kamran Elahian               22,223,293                 325,759
               Prakash C. Agarwal           22,219,061                 329,991
               Brian P. Dougherty           22,216,983                 332,069
               James Lally                  22,216,583                 332,469
               Klaus Wiemer                 22,216,833                 332,219

         2)    Proposal to amend the 1997 Employee Stock Purchase Plan.

                           VOTES FOR           AGAINST                 ABSTAIN
                           ---------           -------                 -------
                           20,346,096          2,140,392               62,564

         3) Proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors.

                           VOTES FOR           AGAINST                 ABSTAIN
                           ---------           -------                 -------
                           22,396,645          114,831                 37,576

ITEM 5.  Other Information.

         Not applicable.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

         EXHIBIT
         NUMBER            DESCRIPTION
         -------           -----------
         27.1              Financial Data Schedule

         (b)  Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the three months ended October 31, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              NEOMAGIC CORPORATION
                                  (Registrant)




                              /s/ Stephen T. Lanza
                             -----------------------
                                STEPHEN T. LANZA
                             Chief Financial Officer
                  (Principal Financial and Accounting Officer)

                                December 13, 2000