Form 10-K405
period 2001-01-31
NEOMAGIC CORP
filed 2001-04-20
CIK 1030485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)

/x/	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2001,
OR
/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 333-20031

NEOMAGIC CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE State or other jurisdiction of incorporation or organization	77-0344424 [I.R.S. Employer Identification No.]
3250 Jay Street Santa Clara, California Address of principal executive offices	95054 Zip Code

Registrant's telephone number, including area code (408) 988-7020

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, $.001 par value

   Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. /x/

   The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $84,949,382 as of March 25, 2001, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

   The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at March 25, 2001 was 25,891,308.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the Registrant's Proxy Statement related to the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission subsequent to the date hereof—Part III.

NeoMagic Corporation
FORM 10-K
FOR THE FISCAL YEAR ENDED JANUARY 31, 2001
TABLE OF CONTENTS

PART I

Item 1.  BUSINESS

General

    NeoMagic Corporation (the "Company" or "NeoMagic") was incorporated as a California corporation in May 1993. The Company was subsequently reincorporated as a Delaware corporation in February 1997. The Company's initial public offering occurred in March 1997. The Company operates in one industry segment. NeoMagic designs, develops and markets high-performance semiconductor solutions for sale to original equipment manufacturers ("OEMs") of Handheld Internet Appliances. Previously, the Company provided semiconductor solutions for the Notebook PC Multimedia Accelerator marketplace. In April, 2000 the Company announced its intention to exit this market and is now focused on the market for Handheld Internet Appliances. To date, the Company has no revenues from this new product effort. There can be no guarantee that the Company will be successful in the development, production and commercialization of this new product direction.

    The Company believes that the dramatic growth of the Internet provides for significant market opportunities. It is NeoMagic's strategy to participate in multiple market opportunities driven by these trends towards multimedia, mobility, and the Internet. In February 1999, the Company completed the acquisition of Associative Computers, Ltd., ("ACL") located in Raanana, Israel from Robomatix. The Company's plan includes leveraging its MagicWare embedded DRAM technology with the intellectual properties from this acquisition, other licensed technologies, and other developed technologies, to deliver innovative solutions for the capture, and playback of multimedia content for a rich internet experience on handheld platforms.

    NeoMagic has established strategic relationships with third-party manufacturing partners to produce semiconductor products for the Company. Pursuant to these strategic relationships, NeoMagic designs the overall product, including the logic and analog circuitry, and the manufacturing partners design the DRAM modules, manufacture the wafers, perform testing and package the products. NeoMagic is focused on leveraging its core competencies in integrating logic, analog and memory, along with graphics, video, 3D and other multimedia technologies, driver and BIOS software, and power management in its continued development of solutions that facilitate the mobilization of multimedia applications.

Products

    All of the Company's net sales to date have been from the sale of multimedia accelerators to notebook PC OEMs, or to third-party subsystem manufacturers who design and manufacture notebooks on behalf of the OEMs. The multimedia accelerator products for Notebook PCs were part of the MagicGraph128 and MagicMedia256 product lines, which integrated DRAM with analog circuitry on a single chip. In April 2000, the Company announced its intention to exit the multimedia accelerator notebook PC marketplace. It is the Company's expectation that all revenues related to their legacy products for the notebook PC market are exhausted and there will be no significant revenue related to these products in fiscal year 2002.

    The Company's new product direction continues to utilize the same embedded DRAM technology as used in the Company's legacy products. This new direction is to produce Integrated System-on-Chip semiconductor products for the Handheld Internet Appliance marketplace. In doing so, the Company expects to develop, produce and market products that have embedded DRAM, microprocessor, graphics, audio, and video capabilities. To fully mobilize multimedia, the Company believes Handheld Internet Appliances will require a new approach for developing semiconductor solutions that deliver higher performance while minimizing power consumption, system size, weight, complexity and cost. It is expected that the Company will see limited revenues late in fiscal year 2002 and volume production in fiscal year 2003 from these products.

Research and Development

    The Company considers the timely development and introduction of new products to be essential to maintaining its competitive position and capitalizing on market opportunities. Research and development efforts are now primarily focused on developing Integrated System-on-Chip semiconductor products for the Handheld Internet Appliance marketplace. At January 31, 2001, the Company had approximately 94 employees engaged in research and development. Research and development expenses in fiscal 2001, 2000, and 1999 were $25.5 million, $37.8 million and $31.4 million, respectively. The Company has made, and intends to continue to make, significant investments in research and development by developing new and enhanced products to serve its identified markets. Research and development expenses are expected to increase in fiscal 2002 due to development efforts on the Company's new product focus in the area of Handheld Internet Appliances. The development and successful introduction of new products presents a variety of risks, and there can be no assurance that these or other product development efforts will be completed at the time the Company expects, or that new products will be accepted in the marketplace.

Sales and Marketing

    NeoMagic's sales and marketing strategy is an integral part of the Company's effort to become the leading supplier of semiconductor solutions to the leading manufacturers of Handheld Internet Appliances. To meet customer requirements and achieve design wins, the Company's sales and marketing personnel work closely with its customers, business partners and key industry trend-setters to define product features, performance, price, and market timing of new products. The Company employs a sales and marketing organization with a high level of technical expertise and product and industry knowledge to support a lengthy and complex design win process. Additionally, the Company employs a highly trained team of application engineers to assist customers in designing, testing and qualifying system designs that incorporate NeoMagic products. The Company believes that the depth and quality of this design support is key to improving customers' time-to-market deliveries and maintaining a high level of customer satisfaction, which encourages customers to utilize subsequent generations of NeoMagic's products.

    In the United States, the Company sells its products to key customers primarily through a direct sales and marketing organization. The Company is, however, evaluating its U. S. sales channels. In Japan, DIA Semicon acts as the Company's sales representative. In Taiwan, Regulus acts as the Company's sales representative, and in Korea, Acetronics acts as the Company's sales representative. The Company's sales and marketing organization was restructured with the rest of the Company in April 2000. There remains a risk that as the new products are ready, we will be unable to attract adequate sales and marketing expertise in all necessary geographic locations necessary to sell our products.

    In many cases, Handheld Internet Appliances are designed and manufactured by third party system manufacturers on behalf of the final brand-name OEM. NeoMagic focuses on developing long-term customer relationships with both the system manufacturer and the brand-name OEM. The Company believes that this approach increases the likelihood for design wins, improves the overall quality of support, and enables the timely release of customer products to market.

Manufacturing

    The Company's products require semiconductor wafers manufactured with state-of-the-art fabrication equipment and technology. The Company's products are designed to be manufactured in accordance with the DRAM partners' design rules and manufacturing processes. Each DRAM partner has a design team dedicated to NeoMagic product development. The DRAM partners design the DRAM product modules and NeoMagic designs the overall product, including the analog and logic circuitry. The DRAM partners then aid the Company in design verification prior to production. The DRAM partners manufacture the wafers, perform memory testing and repair, and sell the Company finished wafers, with pricing determined on a contractual basis.

    NeoMagic has a strategic relationship with Infineon Technologies AG of Germany ("Infineon"), to produce its semiconductor wafers. The Company also has two other strategic relationships under evaluation. These relationships enable the Company to concentrate its resources on product design and development, where NeoMagic believes it has greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. The Company depends on these suppliers to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs, to produce products of acceptable cost and quality and at acceptable manufacturing yields, and to deliver those products to the Company on a timely basis. A manufacturing disruption experienced by any of the Company's manufacturing partners would have an adverse effect on the Company's business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies at one of the Company's suppliers is unsuccessful, the Company's business, financial condition and results of operations would be materially and adversely affected. Additionally, there can be no assurances that any of the Company's manufacturing partners will continue to devote resources to the production of the Company's products or continue to advance the process design technologies on which the manufacturing of the Company's products are based.

    The Company uses other third-party subcontractors to perform assembly and testing of the Company's products. The Company develops its own software and hardware for product testing. The Company does not have long-term agreements with any of these subcontractors. As a result of this reliance on third-party subcontractors to assemble and test its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company's products. Due to the amount of time normally required to qualify assembly and test subcontractors, shipments could be delayed significantly if the Company is required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and test of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

Competition

    In April 2000, the Company announced its intention to exit the Notebook PC Multimedia Accelerator marketplace and focus on the market for Handheld Internet Appliances. The Company has now exited the Notebook PC Multimedia market and expects to introduce products for the Handheld Internet Appliance market in FY 2002. The market for semiconductor solutions for Handheld Internet Appliances, in which the Company is now focused, is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. NeoMagic believes that the principal factors of competition in this market are performance, price, features, power consumption, size and software support. The ability of the Company to compete successfully in this new rapidly evolving Handheld Appliance market depends on a number of factors including, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, the efficiency of production, ramp up of production of the Company's products for particular system manufacturers, end-user acceptance of the system manufacturers' products, market acceptance of competitors' products and general economic conditions. The Company's ability to compete in the future will also depend on its ability to identify and ensure compliance with evolving industry standards and market trends. Unanticipated changes in market trends and industry standards could render the Company's products incompatible with products developed by major hardware manufacturers and software developers. As a result, the Company could be required to invest significant time and resources to redesign its products or obtain license rights to technologies owned by third parties in order to ensure compliance with relevant industry standards and market trends. There can be no assurance that the Company will be able to redesign its products or obtain the necessary third-party licenses within the appropriate window of market demand. If the Company's products are not in compliance with prevailing market trends and industry standards for a significant period of time, the Company could miss crucial OEM design cycles, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products are designed to afford the Handheld Internet Appliance manufacturer significant advantages with respect to product performance, power consumption and size. To the extent that other future developments in components or subassemblies incorporate one or more of the advantages offered by the Company's products, the market demand for the Company's products may be negatively impacted.

    NeoMagic competes with major domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include National Semiconductor, Cirrus Logic, Intel's Strong Arm product line, and a number of vertically integrated electronics firms who are developing their own solutions. NeoMagic may also face increased competition from new entrants into the Handheld Internet Appliance Semiconductor market including companies currently at developmental stages. Certain of the Company's competitors may offer products with more functionality and or higher processor speeds at the expense of battery life and power consumption than the Company's product offerings. The Company's product developments continue to utilize embedded DRAM technologies to produce System-On-Chip technology. As such, the introduction of Multi-Chip module ("MCM") solutions offer an additional competitive solution. The MCM solution increases access memory both internally in the packaged module and externally, with connections to discrete memory on the motherboard, for higher performance at the expense of battery life and power consumption. The successful commercial introduction by competitors of products that integrate DRAM with analog and logic circuitry on a single chip, or the inability of the Company to produce products for their new market, could have a material adverse effect on the Company's business, financial condition and operating results.

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

Intellectual Property

    The Company relies in part on patents to protect its intellectual property. The Company has been issued 40 patents, each covering certain aspects of the design and architecture of the Company's products. Additionally, the Company has numerous patent applications pending. There can be no assurance that the Company's pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

    As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident in December. The Court has ruled that there is no infringement by Trident. Management disagrees with this ruling and is evaluating our legal options. Management also believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

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

Backlog

    As a result of the discontinuance of the notebook computer product line, the Company has no backlog. Sales of the Company's products had been primarily made pursuant to standard purchase orders that were cancelable without significant penalties. These purchase orders were subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers' requirements and manufacturing availability. Also, many of the Company's customers were moving to "just in time" relationships with their vendors, whereby orders for product deliveries were not provided to the supplier until just prior to the requested delivery. A large portion of the Company's sales in the past were made pursuant to short lead-time orders. In addition, the Company's actual shipments depend on the manufacturing capacity of the Company's suppliers and the availability of products from such suppliers. As a result of the foregoing factors, the Company does not believe that backlog is a meaningful indicator of future sales.

Employees

    As of January 31, 2001, the Company employed a total of 138 full-time employees, including 94 in research and development, 6 in customer service and applications engineering, 6 in sales and marketing, 5 in manufacturing and 27 in finance and administration. In March, 2001 the Company reduced its workforce in the U.S. by 18 and by 25 in Israel to be more in-line with its plans for fiscal year 2002. The Company also employs, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. The Company's employees are not represented by a collective bargaining organization, and the Company believes that its relations with its employees are good.

Management

Executive Officers

The executive officers of the Company as of January 31, 2001 are as follows:

Name	Age		Position
Prakash C. Agarwal	47		President, Chief Executive Officer and Director
Kamran Elahian	46	*	Chairman of the Board
Stephen Lanza	41		Vice President, Finance and Chief Financial Officer
Mark Singer	41		Vice President, Corporate Marketing
Sanjay Adkar	44		Vice President, Corporate Engineering

*
Resigned as Officer of the Company effective February 13, 2001.

    Prakash C. Agarwal, a co-founder of the Company, has been President, Chief Executive Officer, and a Director of the Company since its inception in 1993. Mr. Agarwal has over 20 years of engineering, marketing and general management experience in the semiconductor industry. Prior to joining the Company, he was employed as Vice President and General Manager of Cirrus Logic's Portable Product Division. In addition to his duties as President of the Company, Mr. Agarwal is on the Board of Directors of Zeevo, Inc. Mr. Agarwal holds a BS and a MS degree in Electrical Engineering from the University of Illinois.

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

    Steve Lanza joined Neomagic in June 2000 as Vice President of Finance and Chief Financial Officer. Mr. Lanza brings over two decades of experience in financial management of technology companies. Mr. Lanza comes to NeoMagic from PolyStor Corporation, where he served as Vice President of Finance and Administration, and Chief Financial Officer. Before joining PolyStor, Mr. Lanza spent several years at semiconductor equipment maker Watkins-Johnson Company, as Director of Finance for global business operations, Managing Director of Watkins-Johnson Europe, and as Vice President and General Manager for global business operations. He holds a BS degree in Business Administration from California Polytechnic University, a MBA from Golden Gate University, and is a Certified Management Accountant.

    Mark Singer joined NeoMagic in March 1997 as a Senior Staff member managing Strategic Business Planning and Corporate Communications and currently serves as Vice President of Marketing. Mr. Singer has over 17 years management experience in the semiconductor industry. Prior to joining NeoMagic, Mr. Singer was employed at Cirrus Logic, where he was a co-founder. A California native, Mr. Singer holds a BS degree from the University of California, Berkeley, School of Business.

    Sanjay Adkar joined NeoMagic in June 2000 as Vice President of Corporate Engineering. Mr. Adkar has over a decade and a half of experience in design engineering and engineering management, developing innovative integrated circuits. Before joining NeoMagic Mr. Adkar was Senior Director of the information application organization at National Semiconductor Corporation, where he had general management responsibility for an organization of about 90 people developing chipsets and intellectual property for information appliances. Prior to that he worked for five years at LSI Logic Corporation, most recently as Director of Design and methodology for the ASIC products organization. He holds a BS degree in Electrical Engineering from the Indian Institute of Technology, Bombay, and a MS degree in Electrical Engineering from Virginia Tech.

Item 2.  PROPERTIES

    The Company's corporate headquarters, which is also its principal administrative, selling and marketing, customer service, applications engineering and product development facility, is located in Santa Clara, California and consists of approximately 90,000 square feet under leases which expire on April 30, 2003. The Company leases offices in Raanana, Israel, and India under operating leases that expire at various times through April 2003. The Company believes its existing facilities are adequate for its current needs, but that additional space for growth may be required in the future.

Item 3.  LEGAL PROCEEDINGS

    In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident in December. The Court has ruled that there is no infringement by Trident. Management disagrees with this ruling and is evaluating our legal options. Management also believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    Our common stock trades on the Nasdaq National Market under the symbol NMGC. The high and low closing sales prices set forth below are as reported on the Nasdaq National Market.

Quarterly Data Fiscal 2001	1st	2nd	3rd	4th
Price range common stock:
Low	$2.81	$2.81	$2.94	$2.69
High	$10.63	$3.88	$4.69	$4.03
Fiscal 2000
Price range common stock:
Low	$9.84	$7.31	$7.63	$7.78
High	$14.19	$11.88	$10.13	$11.69

    The Company had 185 stockholders of record as of March 25, 2001. The Company has not paid any dividends on its common stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying cash dividends to stockholders.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

    The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein.

Five Year Summary

	Year ended January 31,
	2001	2000	1999	1998	1997
Consolidated Statement of Operations Data:
Net sales	$75,806	$259,698	$240,503	$124,654	$40,792
Cost of sales	61,328	181,332	142,881	73,171	28,650

Gross margin	14,478	78,366	97,622	51,483	12,142
Operating expenses:
Research and development	25,499	37,776	31,422	15,770	8,467
Sales, general and administrative	12,495	18,126	20,298	11,877	6,305
In-process research and development (3)	—	5,348	—	—	—
Amortization of deferred compensation (4)	2,598	560	776	734	356
Legal costs (1)	—	—	—	—	(1,503)

Total operating expenses	40,592	61,810	52,496	28,381	13,625
Income (loss) from operations	(26,114)	16,556	45,126	23,102	(1,483)
Income, net of expenses, from the sale of DVD assets (3)	6,494	—	—	—	—
Interest and other income	5,987	3,793	3,810	2,643	1,366
Interest expense	(263)	(838)	(1,339)	(1,298)	(1,046)

Income (loss) before income taxes	(13,896)	19,511	47,597	24,447	(1,163)
Income tax provision (benefit)	(5,481)	6,806	16,395	3,667	—

Net income (loss)	$(8,415)	$12,705	$31,202	$20,780	$(1,163)

Basic net income (loss) per share (2)	$(.33)	$.51	$1.32	$.95	$(.07)
Diluted net income (loss) per share (2)	$(.33)	$.49	$1.19	$.82	$(.07)
Weighted common shares outstanding (2)	25,737	24,898	23,710	21,924	17,238
Weighted common shares outstanding assuming dilution (2)	25,737	25,834	26,153	25,336	17,238

	2001	2000	1999	1998	1997
Consolidated Balance Sheet Data:
Cash and cash equivalents	$72,852	$33,097	$36,631	$35,004	$13,458
Short-term investments	34,917	63,429	56,097	36,016	—
Working capital	104,766	101,948	92,839	53,518	1,398
Total assets	123,765	149,136	144,374	107,583	27,464
Long-term obligations	—	—	—	646	1,194
Total stockholders' equity	115,470	120,215	103,395	65,127	4,200
Other Data
Number of employees	138	278	234	162	94
Net book value/share (5)	$4.49	$4.83	$4.36	$2.97	$0.24

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

(2)
See Note 1 and Note 4 of Notes to Consolidated Financial Statements.

(3)
See Note 3 of Notes to Consolidated Financial Statements.

(4)
See Note 8 of Notes to Consolidated Financial Statements.

(5)
Denominator is equal to the weighted common shares outstanding.

Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

    When used in this discussion, the words "expects," "anticipates," "believes" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, and not limited to: the abilities of manufacturing subcontractors to make adequate and timely deliveries, access to advanced production process technologies from manufacturing subcontractors, recruiting and retaining employees including those with engineering expertise in new disciplines. In particular, the Company's new product development efforts and customer engagements in System-on-Chip integration and MPEG-4 represent new endeavors and consequently carry greater risks of successful and timely execution. These factors along with those set forth below under "Factors that May Affect Results," are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

Overview

    The Company designed, developed and marketed high-performance semiconductor solutions for sale to original equipment manufacturers of mobile computing products including notebook PCs, and over the last several years, began development of silicon solutions for digital cameras and DVD drives. In April 2000, the Company successfully concluded the sale of the DVD product group to LSI Logic. The Company pioneered the first commercially available high-performance silicon technology that integrated DRAM, complex logic and analog circuits into a single chip. The Company's proprietary MagicWareTM technology eliminates the need to drive signals off-chip to discrete memory, achieving a performance advantage while actually lowering the power consumption and extending the battery life for smaller, lighter weight portable devices. The first commercial application for the Company's technology was in the design, development and marketing of multimedia accelerators for sale to notebook computer manufacturers. The Company's MagicGraph128TM and MagicMedia256TM families of pin-compatible multimedia accelerators incorporated 128-bit and 256-bit memory buses, respectively.

    All of the Company's net sales to date were derived from sales of its multimedia accelerator products. The Company may experience minimal sales of these products in fiscal 2002. The Company expects to see limited revenues from its new product efforts in the Handheld Internet Appliance market place in fiscal 2002. The Company generally recognizes revenue upon title passage for product sales directly to customers. The Company's policy is to defer recognition of revenue of shipments to distributors until the distributors sell the product. Historically, a majority of the Company's sales have been to a limited number of customers. The Company expects that a substantial portion of sales of its new products will also be to a limited number of customers. The customers contributing significant amounts of net sales have varied and will continue to vary depending on the timing and success of new product introductions by the Company and its customers.

    On April 20, 2000 the Company announced a change in strategy ceasing further development efforts of its existing notebook multimedia product line, and focusing future development efforts on technologies and products to enable multimedia communications. As a result, the Company undertook a significant resizing of its operations, and reduced its workforce by approximately 50% in the first quarter of fiscal 2001 as compared to the end of the fourth quarter of fiscal 2000. Included in this total are employees of the Company's DVD product line, which was sold to LSI Logic Corporation in a transaction announced on April 14, 2000. In March 2001, the Company reduced its workforce in the U.S. by 18 and in Israel by 25 to be more in-line with its plans for fiscal year 2002.

    In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic (Buyer). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group which was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter. During the second quarter the Company incurred additional costs of $0.3 million. During the third quarter the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. These transactions have been recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the year ended January 31, 2001. As a result, the Company has recorded a total pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the year ended January 31, 2001.

    In January 2001 the Company extended its wafer supply agreement with Infineon Technologies AG of Germany through fiscal 2004 to support the Company's new product efforts. Under the terms of the agreement, production for NeoMagic will make use of Infineon's current 0.20 micron and new 0.17 micron embedded DRAM process technologies. The agreement also provides for access to additional capacity and more advanced process technologies as they become available. NeoMagic has provided $15 million in guarantees towards its purchases over the term of the agreement.

    Going forward the Company expects minimal revenue from its discontinued notebook line in fiscal 2002 as it focuses on developing and producing Integrated System-on-Chip semiconductor products for the Handheld Internet Appliance marketplace. During the first quarter of fiscal 2001 the Company restructured its operations to protect its financial strength. In the second quarter of fiscal 2001, the Company set the basic parameters of its new direction, commenced significant engineering activities, and began customer discussions in the first of its new product areas. During the third and fourth quarters of fiscal 2001 the Company continued to refine and evolve its products and refine its market focus, while adding key staff with new skills. While the Company expects a net loss for the next fiscal year as a whole, it is managing its spending prudently and expects to end the fiscal year with more than $75 million in cash. The Company remains on its plan to drive the first of its new product efforts for market entry with limited revenues anticipated from its System-on-Chip technology for the Handheld Internet Appliance marketplace beginning towards the end of fiscal year 2002. Key to this timing will be the market rollout timing of our first customers.

    The Company's fiscal year end is January 31. Any references herein to a fiscal year refer to the year ended January 31 of such year.

Results of Operations

    The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

	Year ended January 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	80.9	69.8	59.4

Gross margin	19.1	30.2	40.6
Operating expenses:
Research and development	33.6	14.5	13.1
Sales, general and administrative	16.5	7.0	8.4
In-process research and development	—	2.1	—
Amortization of deferred compensation	3.4	0.2	0.3

Total operating expenses	53.5	23.8	21.8

Income (loss) from operations	(34.4)	6.4	18.8
Income, net of expenses, from the sale of DVD assets	8.5	—	—
Interest and other income	7.9	1.5	1.6
Interest expense	(.3)	(.4)	(.6)

Income (loss) before income taxes	(18.3)	7.5	19.8
Provision (benefit) for income taxes	(7.2)	2.6	6.8

Net income (loss)	(11.1)%	4.9%	13.0%

Net sales

    The Company's net sales to date have been generated from the sale of its multimedia accelerators. The Company's historical products were used in the personal computer industry with sales primarily in Asia, Japan, and the United States. Net sales were $75.8 million, $259.7 million and $240.5 million in fiscal 2001, 2000 and 1999, respectively. The substantial decrease in sales from fiscal 2000 to fiscal 2001 is due to the Company ending its notebook multimedia product line and beginning to focus development efforts on developing Integrated System-on-Chip semiconductor products for the Handheld Internet Appliance marketplace. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period when new products are introduced and existing products reach the end of their product life cycles. The Company expects that net sales, for fiscal 2002 will be minimal due to the timing of its new products.

    Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 85.5%, 80.2% and 83.6% of net sales in fiscal 2001, 2000 and 1999, respectively. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in United States dollars.

    Four customers accounted for 25.5%, 21.4%, 15.1%, and 13.6%, respectively, of net sales in fiscal 2001. Five customers accounted for 20.2%, 19.6%, 12.9%, 12.3% and 12.1% respectively, of net sales in fiscal 2000. Three customers accounted for 19.8%, 17.1% and 10.5%, respectively, of net sales in fiscal 1999. The Company expects a significant portion of its future sales to remain concentrated with a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results and the timing of the Company's new product introduction.

Gross Margin

    Gross margin was $14.5 million, $78.4 million and $97.6 million in fiscal 2001, 2000, and 1999, respectively. The gross margin percentage decreased to 19.1% of net sales in fiscal 2001 from 30.2% of net sales in fiscal 2000 primarily due to inventory write-offs and reserves and cancellation penalties to our manufacturing partners of $11.9 million related to restructuring the business in the first quarter of fiscal 2001. The gross margin percentage decreased to 30.2% of net sales in fiscal 2000 from 40.6% of net sales in fiscal 1999 due primarily to increases in wafer prices for the Company's MagicMedia256 product line. Also affecting fiscal 2000 gross margin was a decrease in the dollar/yen exchange rate throughout the year and low production yields on new product ramp-ups.

    In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), changes in the mix of products sold, timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, manufacturing yields (particularly on new products), and foreign currency exchange rate fluctuations. The Company has exited the Notebook PC Multimedia Accelerator marketplace and expects to introduce products for the Handheld Internet Appliance marketplace late in fiscal 2002. Revenues from these new products are expected to be limited in fiscal 2002 and gross margins are expected to be lower than for the notebook products initially until volume production is reached.

Research and Development Expenses

    Research and development expenses include compensation and associated costs relating to development personnel, operating system software costs and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $25.5 million, $37.8 million and $31.4 million in fiscal 2001, 2000 and 1999, respectively. The Company has made, and intends to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development expenses decreased in fiscal 2001 due to a reduction in the number of employees and an overall effort to reduce expenses. Research and development expenses are expected to increase in absolute dollars in fiscal 2002 due to development efforts on the Company's new product effort in the area of Handheld Internet Appliances. Research and development expenses increased in fiscal 2000 primarily as a result of increased employee related expenses on higher headcount, increased prototyping costs associated with new product development, and amortization of intangibles associated with the acquisitions of ACL and the Optical Drive Development Group of Mitel Corporation.

Sales, General and Administrative Expenses

    Sales, general and administrative expenses were $12.5 million, $18.1 million and $20.3 million in fiscal 2001, 2000, and 1999, respectively. Sales, general and administrative expenses decreased in fiscal 2001 due primarily to lower outside commissions on lower sales, and the Company's ongoing cost reduction efforts offset in part by $0.8 million of employee related severance expenses incurred in the first quarter of fiscal 2001 in connection with restructuring the business. Sales, general and administrative expenses decreased in fiscal 2000 compared to fiscal 1999, due primarily to lower outside commissions on lower sales and the Company's ongoing cost reduction efforts. Because of cost controls and the Company's projections for downward revenue that will result in decreased commissions, sales, general and administrative expenses are expected to decrease in absolute dollars in fiscal 2002.

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

    The total charge for IPRD for the ACL transaction, completed in February 1999, was approximately $3.3 million. The technologies acquired from ACL were associative array (parallel) processing architectures that enabled high speed computing. ACL's development efforts were estimated to be approximately 42% complete at the date of the acquisition. The Company planned to integrate these technologies with its embedded DRAM technologies and develop products for the digital camera and camcorder markets. Prior to the acquisition, ACL had generated no revenues. Revenues from commercially viable products for the above markets are not anticipated until late calendar 2001. The discount rates used for the IPRD technologies and developed technologies were each 50%.

    Except for the Company's plans to no longer pursue the development activities acquired from the Optical Drive Storage Group (DVD product group) due to the sale of this business to LSI, there have been no significant changes in the assumptions used in the IPRD analyses relating to the timing of expected future revenues or the amount of development expenses and efforts expected to be required to bring the in-process research and development technologies to completion and to achieve such revenues. The Company successfully concluded the sale of the DVD group to LSI Logic in April, 2000. The gain from the sale of the DVD group of $6.5 million is included in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations.

Amortization of Deferred Compensation

    In fiscal 2001, the Company granted stock options to employees and recorded deferred stock compensation within stockholders equity of $6.4 million, representing the difference between the fair market value of the common stock at the date of grant and the exercise price of these options at the date of grant. In fiscal 2001 the Company also recorded deferred stock compensation of $0.4 million in connection with its employee stock purchase plan. Amortization of deferred compensation for fiscal 2001, 2000, and 1999 was $2,642,000, $567,000, and $807,000, respectively. These amounts include amortization of deferred compensation charged to cost of sales of $44,000, $7,000, and $31,000 for fiscal 2001, 2000, and 1999, respectively.

Income, Net of Expenses, from the Sale of DVD Assets

    In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group that was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter. During the second quarter the Company incurred additional costs of $0.3 million. During the third quarter the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. As a result, the Company recorded a pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations.

Interest and Other Income

    The Company earns interest on its cash and short-term investments. Interest and other income was $6.0 million, $3.8 million and $3.8 million in fiscal 2001, 2000, and 1999, respectively. The increase in fiscal 2001 stemmed from higher interest income earned on higher cash and short-term investment balances.

Interest Expense

    The Company pays interest and bank commissions on wafer purchases and interest on its leases. Interest expense was $0.3 million, $0.8 million, and $1.3 million in fiscal 2001, 2000 and 1999, respectively. The decrease in interest expense from fiscal 2000 to fiscal 2001 reflects lower interest and bank commissions on reduced purchases and lower capital lease balances. The decrease in interest expense from fiscal 1999 to fiscal 2000 reflects lower interest and commission rates due to reduced purchases and lower capital lease balances than the prior year.

Income Taxes

    The Company's effective tax (benefit) rate was (39%) in fiscal 2001, 35% in fiscal 2000 and 34% in fiscal 1999. In fiscal 2001, the Company incurred a loss and the tax benefit rate resulted from carrying back the loss to tax years where a refund could be claimed. The increase in the effective tax rate from fiscal 1999 to fiscal 2000 was due to the establishment of a valuation allowance related to acquisitions during the year, offset by research and development credits. The difference between the Company's fiscal 2001 effective tax rate and the statutory rate is primarily due to the utilization of research and development tax credits.

Liquidity and Capital Resources

    The Company's cash, cash equivalents and short-term investments were $107.8 million, $96.5 million, and $92.7 million as of the end of fiscal 2001, 2000 and 1999, respectively. The increase in cash, cash equivalents and short-term investments in fiscal 2001 stems primarily from cash from investing activities and from cash provided by operating activities. Cash from investing activities includes $10.1 million in proceeds from the sale of the DVD product group offset by purchases of property, plant and equipment of $2.3 million. The increase in cash, cash equivalents and short-term investments in fiscal 2000 stems primarily from cash provided by operating activities, offset in part by the two acquisitions completed in February 1999 for $10.4 million and purchases of property, plant and equipment of $7.4 million.

    Cash and cash equivalents provided from operating activities were $2.8 million, $19.6 million and $45.1 million in fiscal 2001, 2000, and 1999, respectively. The cash provided from operating activities in fiscal 2001 stems primarily from decreases in accounts receivable and inventory, offset in part by the net loss of $8.4 million and decreases in accounts payable and income taxes payable. The cash provided from operating activities in fiscal 2000 stems primarily from $12.7 million in net income and a decrease in inventory, offset in part by a decrease in accounts payable. The cash provided from operating activities in fiscal 1999 stems primarily from $31.2 million in net income, an increase in accounts payable and a reduction in deferred taxes, offset in part by increased accounts receivable, inventory and other assets.

    Net cash provided by investing activities in fiscal 2001 was $36.3 million while net cash used for investing activities in fiscal 2000 and 1999 was $25.2 million and $25.5 million, respectively. Net cash provided by investing activities in fiscal 2001 was primarily due to net proceeds received on the sale of the DVD product group of $10.1 million and net maturities of short-term investments of $28.5 million, partially offset by purchase of property, plant, and equipment. Net cash used for investing activities in fiscal 2000 related primarily to cash paid of $10.4 million for two acquisitions, $7.3 million of net purchases of short-term investments and $7.4 million of investments in property, plant and equipment. Net cash used for investing activities in fiscal 1999 related primarily to $20.1 million of net purchases of short-term investments and $5.4 million of investments in property, plant and equipment. Continued operation of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of the Company's future revenues.

    Net cash provided by financing activities in fiscal 2001 and fiscal 2000 was $0.7 million and $2.0 million respectively, compared to net cash used for financing activities of $18.0 million in fiscal 1999. The net cash provided by financing activities in fiscal 2001 primarily represents net proceeds from the issuance of common stock partially offset by payments on capital lease obligations. The net cash provided by financing activities in fiscal 2000 primarily represents net proceeds from the issuance of common stock. The net cash used for financing activities in fiscal 1999 related primarily to the pay-down of the working capital line of credit of $21.0 million, offset in part by proceeds from the issuance of common stock.

    At January 31, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $107.8 million. The Company believes that it will not generate cash over the upcoming twelve months, and believes the current cash, cash equivalents and short-term investments will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months. Investments will continue in the Company's new product development efforts in the Handheld Internet Appliance marketplace. The Company's future capital requirements will depend on many factors including the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

    In January 2001 the Company signed an extension of its wafer supply agreement with Infineon Technologies. In connection with that agreement, the Company has agreed to purchase fifty thousand wafers before February 27, 2004. To secure this agreement, the Company opened an irrevocable letter of credit in the amount of $15 million in February 2001. The Company has secured the letter of credit with a $15 million deposit at the issuing bank. Beginning in fiscal 2002, these funds will be shown on the Company's consolidated balance sheets as restricted cash until the letter of credit expires in fiscal 2004. In connection with the work force reduction in March 2001, the Company expects to incur severance charges of approximately $600,000 in fiscal 2002.

    In the past, the Company has purchased wafers under contracts denominated in yen. Significant appreciation in the value of the yen relative to the value of the U.S. dollar would make the wafers relatively more expensive to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company generally enters into foreign currency forward contracts to minimize short-term foreign currency fluctuation exposures related to these firm purchase commitments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions.

    Notwithstanding the measures the Company has adopted, due to the unpredictability and volatility of currency exchange rates and currency controls, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. The Company did not experience fluctuations during fiscal 2001 that negatively impacted the Company's gross margin and results of operations.

Factors that May Affect Results

Fluctuations in Quarterly Operating Results

    The Company's quarterly and annual results of operations are affected by a variety of factors that could materially adversely affect net sales, gross margin and operating results. These factors include, among others, the abilities of manufacturing subcontractors to make adequate and timely deliveries, access to advanced production process technologies from manufacturing subcontractors, recruiting and retaining employees including those with engineering expertise in new disciplines. In particular, the Company's new product development efforts and customer engagements in System-on-Chip integration and MPEG-4 streaming video represent new endeavors and consequently carry greater risks of successful and timely execution. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profits. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. Since the Company's announcement of its expectation of declining revenues, gross margins and operating results, the market price of the Common Stock has been and is expected to be for some time in the future, materially adversely affected.

Customer Concentration

    The Company's sales have been concentrated within a limited customer base in the notebook PC market. The Company exited the notebook PC market and is currently developing products for the Handheld Internet Appliance market. The Company has engaged customers for the products under development, but currently has no commitments. The Company expects to have commitments from only a limited number of customers by the end of fiscal 2002. The Company expects that a small number of customers will continue to account for a substantial portion of its net sales for the foreseeable future. Furthermore, the majority of the Company's sales were made and are expected to continue to be made on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products, or by a decline in the number of Handheld Internet Appliances sold by a single customer.

Competition

    In April 2000, the Company announced its intention to exit the Notebook PC Multimedia Accelerator market and focus on the market for Handheld Internet Appliances. The Company has now exited the Notebook PC Multimedia market and expects to introduce products for the Handheld Internet Appliance market in the latter half of fiscal 2002. The market for semiconductor solutions for Handheld Internet Appliances, in which the Company is now focused, is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. NeoMagic believes that the principal factors of competition in this market are performance, price, features, power consumption, size and software support. The ability of the Company to compete successfully in this new rapidly evolving Handheld Internet Appliance market depends on a number of factors including: success in designing, subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, the efficiency of production, ramp up of production of the Company's products for particular system manufacturers, end-user acceptance of the system manufacturers' products, market acceptance of competitors' products, general economic conditions, and the acceptance of our customer's products in the marketplace. The Company's ability to compete in the future will also depend on its ability to identify and ensure compliance with evolving industry standards and market trends. Unanticipated changes in market trends and industry standards could render the Company's products incompatible with products developed by major hardware manufacturers and software developers. As a result, the Company could be required to invest significant time and resources to redesign its products or obtain license rights to technologies owned by third parties in order to ensure compliance with relevant industry standards and market trends. There can be no assurance that the Company could redesign its products or obtain the necessary third-party licenses within the appropriate window of market demand. If the Company's products are not in compliance with prevailing market trends and industry standards for a significant period of time, the Company could miss crucial OEM design cycles, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products are designed to afford the Handheld Internet Appliance manufacturer significant advantages with respect to product performance, power consumption and size. To the extent that other future developments in components or subassemblies incorporate one or more of the advantages offered by the Company's products, the market demand for the Company's products may be negatively impacted.

    NeoMagic competes with major domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include National Semiconductor, Cirrus Logic, Intel's Strong Arm product line, and a number of vertically integrated electronics firms who are developing their own solutions. NeoMagic may also face increased competition from new entrants into the Handheld Internet Appliance Semiconductor market including companies currently at developmental stages. Certain of the Company's competitors may offer products with more functionality and or higher processor speeds at the expense of battery life and power consumption than the Company's product offerings. The Company's product developments continue to utilize embedded DRAM technologies to produce System-On-Chip technology. As such, the introduction of Multi Chip module ("MCM") solutions offer an additional competitive solution. The MCM solution increases access memory both internally in the packaged module and externally, with connections to discrete memory on the motherboard, for higher performance at the expense of battery life and power consumption. The successful commercial introduction by competitors of products that integrate DRAM with analog and logic circuitry on a single chip, or the inability of the Company to produce products for their new market, could have a material adverse effect on the Company's business, financial condition and operating results.

    Also, some of the Company's current and potential competitors operate their own manufacturing facilities. Since the Company does not operate its own manufacturing facility and must make binding commitments to purchase products, it may not be able to reduce its costs and cycle time or adjust its production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on the Company's results of operations.

Dependence on Manufacturing Relationships

    The Company's products require wafers manufactured with state-of-the-art fabrication equipment and techniques. The Company has signed an extended wafer supply agreement with Infineon Technologies AG of Germany to manufacture the Company's wafers. This new agreement extends the relationship which was first announced in April of 1999, expanding the production capacity commitments between the two companies and providing the Company with access to more advanced process technologies. The Company expects that, for the foreseeable future, some of its products will be manufactured by a single source. Since, in the Company's experience, the lead time needed to establish a strategic relationship with a new DRAM partner is at least 12 months, and the estimated time for a foundry to switch to a new product line ranges from four to nine months, there may be no readily available alternative source of supply for specific products. A manufacturing disruption experienced by the Company's manufacturing partner or the failure of the Company's manufacturing partner to dedicate adequate resources to the production of the Company's products would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies by the Company's manufacturing partner is unsuccessful, the Company's business, financial condition and results of operations would be materially and adversely affected.

    There are many other risks associated with the Company's dependence upon third party manufacturers, including: reduced control over delivery schedules, quality, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on wafers supplied to the Company; and potential misappropriation of NeoMagic's intellectual property. The Company is dependent on its manufacturing partner to produce wafers with acceptable quality and manufacturing yields, deliver those wafers on a timely basis to the Company's third party assembly subcontractors and to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs. Although the Company's products are designed using the process design rules of the particular manufacturer, there can be no assurance that the Company's manufacturing partner will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, there can be no assurance that the Company's manufacturing partner will continue to devote adequate resources to the production of the Company's products or continue to advance the process design technologies on which the manufacturing of the Company's products are based.

    The Company's notebook multimedia products have been assembled and tested by third party subcontractors as will the Company's new products for the Handheld Internet Appliance marketplace. The Company does not have long-term agreements with any of these subcontractors. Such assembly and testing is conducted on a purchase order basis. As a result of its reliance on third party subcontractors to assemble and test its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company's products. Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if the Company were required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and test of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

Inventory Risk

    The Company has extended its wafer supply agreement with Infineon Technologies AG of Germany through fiscal 2004 to support the Company's new product efforts. The Company has provided $15 million in guarantees towards its purchases over the term of the agreement. Under its wafer supply agreement with Infineon, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and to place binding purchase orders three to four months prior to shipment. The Company orders wafers for deliveries at least 3-5 months in advance and with the additional time to assemble and test wafers, the Company can have orders for finished goods that will not be available for up to six months into the future. If the Company does not have sufficient demand for its products and cannot cancel its current and future commitments without material impact, the Company may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If the Company cancels a purchase order, it must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must make forecasts and place purchase orders for wafers before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic, and from time-to-time will cause the Company to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in "just in time" ordering by manufacturers, semiconductor companies such as the Company from time-to-time must take charges for excess inventory. The Company did in fact incur such charges in fiscal 2001 of $9.2 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on the Company's financial condition and results of operations. Conversely, failure to order sufficient wafers would cause the Company to miss revenue opportunities and, if significant, could impact sales by the Company's customers, which could adversely affect the Company's customer relationships and thereby materially adversely affect the Company's business, financial condition and results of operations. At January 31, 2001, the Company has no outstanding purchase orders. If orders from NeoMagic's customers do not meet the Company's expectations, the Company may incur a charge associated with its $15 million guarantee with Infineon.

Manufacturing Yields

    The fabrication of semiconductors is a complex and precise process. Because NeoMagic's products feature the integration of large DRAM memory with analog and logic circuitry on a single chip, a manufacturer must obtain acceptable yields of both the memory and logic portions of such products, compounding the complexity of the manufacturing process. As a result, the Company may face greater manufacturing challenges than its competitors. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, difficulties in the fabrication process or other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. The Company purchases wafers, not die, and pays an agreed upon price for wafers meeting certain acceptance criteria. Accordingly, the Company bears the risk of the yield of good die from wafers purchased meeting the acceptance criteria. The Company experienced such yield problems in fiscal 2000 which materially adversely affected the Company's net sales, gross margins and results of operations in fiscal 2000 and 2001.

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

    The Company is now focused on developing high-performance semiconductor solutions for sale to original equipment manufacturers of Handheld Internet Appliances. New product planning began in fiscal 2001 primarily focused on Integrated System-on-Chip semiconductor products for Handheld Internet Appliances and MPEG-4 video compression technology. The Company's future business, financial condition and results of operations will depend to a significant extent on its ability to develop new products that address these market opportunities. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. Handheld Internet Appliances and MPEG-4 streaming video are relatively new technologies, and are characterized by rapidly changing infrastructure, evolving industry standards and uncertain average selling prices. The Company must anticipate the features and functionality that consumers and infrastructure providers will demand, incorporate those features and functionality into products that meet the exacting design requirements of equipment manufacturers, price its products competitively and introduce the products to the market on a timely basis. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability to create or acquire Intellectual Property, the ability of strategic manufacturing partners to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of the Company's and its customers' products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by system manufacturers and consumers, will be successfully developed, or will be introduced within the appropriate window of market demand.

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

    The Company is no longer pursuing new product development or new sales opportunities in its notebook multimedia product line, and anticipates minimal revenues from future sales of its existing products in this market. The Company has exited the Notebook PC market and does not anticipate revenues from its Handheld Internet Appliance products until late in fiscal 2002. This situation will have a material adverse effect on the Company's business, financial condition and results of operations in fiscal 2002.

Uncertainty Regarding Patents and Protection of Proprietary Rights

    The Company relies in part on patents to protect its intellectual property. The Company has been issued 40 patents, each covering certain aspects of the design and architecture of the Company's products. Additionally, the Company has numerous patent applications pending. There can be no assurance that the Company's pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

    As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court has ruled that there is no infringement by Trident. Management disagrees with this ruling and is evaluating our legal options. Management also believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

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

Dependence on International Sales and Suppliers

    Export sales have been a critical part of the Company's business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 85.5%, 80.2% and 83.6% of the Company's net sales for fiscal 2001, 2000, and 1999, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Letters of credit issued by customers support a portion of the Company's international sales. To date, the Company's international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of the Company's customers could make the Company's products relatively more expensive than competitors' products sold in the customer's local currency.

    International manufacturers have produced, and are expected to continue to produce for the foreseeable future, all of the Company's wafers. In addition, many of the assembly and test services used by the Company are procured from international sources. Under the Company's wafer supply agreement with Infineon, the wafers are priced in U.S. dollars.

    International sales and manufacturing operations are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences and export license requirements. In addition, the Company is subject to the risks inherent in conducting business internationally including foreign government regulation, political and economic instability, and unexpected changes in diplomatic and trade relationships. Moreover, the laws of certain foreign countries in which the Company's products may be developed, manufactured or sold, may not protect the Company's intellectual property rights to the same extent as do the laws of the United States, thus increasing the possibility of piracy of the Company's products and intellectual property.

There can be no assurance that one or more of these risks will not have a material adverse effect on the Company's business, financial condition and results of operations.

Need for Additional Capital

    The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company believes that its existing capital resources will be sufficient to meet the Company's capital requirements through the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital during such period. The Company's future capital requirements will depend on many factors, including the rate of net sales growth, timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing support activities, and timing and customer acceptance of new products. The Company may raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

Dependence on Qualified Personnel

    The Company's future success depends in part on the continued service of its key engineering, sales, marketing, manufacturing, finance and executive personnel, and its ability to identify, hire and retain additional personnel. There is intense competition for qualified personnel in the semiconductor industry, and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business. The Company has experienced the loss of certain key personnel and also reduced personnel in its restructuring. If the Company's headcount is not appropriate for its future direction and the Company fails to recruit key personnel critical to its future direction in a timely manner, it may have a material adverse effect on the Company's business, financial condition and results of operations.

Volatility of Stock Price

    The market price of the Company's Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. The market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of the Company's Common Stock could be subject to significant fluctuations in response to various factors, including quarter-to-quarter variations in the Company's anticipated or actual operating results, announcements of new products, technological innovations or setbacks by the Company or its competitors, general conditions in the semiconductor and PC industries, unanticipated shifts in the Handheld Internet Appliance market or industry standards, loss of key customers, changes in DRAM pricing, litigation commencement or developments, changes in or the failure by the Company to meet estimates of the Company's performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. Since the Company's decline in revenues, gross margins and operating results, the market price of the Common Stock has been and is expected to be for some time in the future, materially adversely affected.

Item 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

    In the past, the Company has purchased wafers in Japanese yen, and has utilized foreign currency forward contracts and options to minimize short-term foreign currency fluctuation exposures related to these purchases. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as hedge transactions. As of January 31, 2001, and 2000 the Company's foreign currency forward contracts were as follows:

	2001		2000
January 31,
		Fair Value		Fair Value
(in millions)	Notional		Notional
Foreign Currency Forward Contracts	$0	$0	$18.0	($0.6)

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

    The table below summarizes the Company's investment portfolio. The table includes cash, cash equivalents, and short-term investment and related average interest rates. Principal (notional) amounts as of January 31, 2001, and 2000 maturing in fiscal 2002 and fiscal 2001, respectively are as follows:

	2001		2000
	Fair Value		Fair Value
January 31,
		Non- Taxable		Non- Taxable
(in thousands, except percentages)	Taxable		Taxable
Cash and cash equivalents	$72,852	$—	$32,035	$1,062
Weighted average interest rate	5.82%	—	4.8%	4.0%
Short-term investments	28,801	6,116	23,716	39,713
Weighted average interest rate	6.57%	5.54%	5.8%	4.4%

Total cash, cash equivalents and short-term investments	$101,653	$6,116	$55,751	$40,775

    Interest earned on non-taxable investments is subject to preferential tax treatment under the Internal Revenue Code.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements.  See Part IV, Item 14 of this Form 10-K.

Selected Quarterly Data (unaudited, in thousands except per share data)
 Fiscal 2001

	1st	2nd	3rd	4th
Net sales	$38,877	$31,908	$3,912	$1,109
Cost of sales (1)	40,987	19,458	761	122

Gross margin (loss)	(2,110)	12,450	3,151	987
Operating expenses:
Research and development	7,774	4,853	5,838	7,034
Sales, general and administrative	4,830	3,556	2,155	1,954
In-process research and development (3)	—	—	—	—
Amortization of deferred compensation (4)	52	841	805	900

Total operating expenses	12,656	9,250	8,798	9,888
Income (loss) from operations	(14,766)	3,200	(5,647)	(8,901)
Income, net of expenses, from the sale of DVD assets (3)	5,244	(250)	1,500	—
Interest and other income	949	1,556	1,790	1,692
Interest expense	(197)	(65)	—	(1)

Income (loss) before income taxes	(8,770)	4,441	(2,357)	(7,210)
Income tax provision (benefit)	(3,507)	1,780	(935)	(2,819)

Net income (loss)	$(5,263)	$2,661	$(1,422)	$(4,391)

Basic net income (loss) per share (2)	$(.21)	$.10	$(.06)	$(.17)
Diluted net income (loss) per share (2)	$(.21)	$.10	$(.06)	$(.17)
Weighted common shares outstanding (2)	25,566	25,736	25,800	25,847
Weighted average common shares outstanding assuming dilution (2)	25,566	25,779	25,800	25,847

Fiscal 2000

	1st	2nd	3rd	4th
Net sales	$72,397	$60,320	$70,346	$56,635
Cost of sales	45,609	42,232	51,558	41,933

Gross margin	26,788	18,088	18,788	14,702
Operating expenses:
Research and development	9,725	10,856	9,202	7,993
Sales, general and administrative	5,149	4,212	4,440	4,325
In-process research and development (3)	5,348	—	—	—
Amortization of deferred compensation (4)	145	148	139	128

Total operating expenses	20,367	15,216	13,781	12,446
Income (loss) from operations	6,421	2,872	5,007	2,256
Interest and other income	784	932	924	1,153
Interest expense	(252)	(218)	(197)	(171)

Income before income taxes	6,953	3,586	5,734	3,238
Income tax provision	3,692	1,076	1,614	424

Net income	$3,261	$2,510	$4,120	$2,814

Basic net income per share (2)	$.13	$.10	$.16	$.11
Diluted net income per share (2)	$.13	$.10	$.16	$.11
Weighted common shares outstanding (2)	24,476	24,460	25,039	25,291
Weighted average common shares outstanding assuming dilution (2)	25,636	26,073	25,761	26,180

(1)
The increase in cost of sales in the first quarter of fiscal 2001 was primarily due to inventory write-offs and reserves and cancellation penalties to our manufacturing partners of $11.9 million related to restructuring the business.

(2)
See Note 1 and 4 of Notes to Consolidated Financial Statements.

(3)
See Note 3 of Notes to Consolidated Financial Statements.

(4)
See Note 8 of Notes to Consolidated Financial Statements.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

    Not applicable.

PART III

    Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2001 Annual Meeting of Stockholders (the "Proxy Statement").

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to directors is contained in the section entitled "Election of Directors" in the 2001 Proxy Statement and is incorporated herein by reference. The required information concerning executive officers of the Company is contained in the section entitled "Management" in Part I of this Form 10-K.

    Item 405 of Regulation S-K calls for disclosure of any known late filing of failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

    The information required by this section relating to executive compensation and transactions is contained in the sections entitled "Election of Directors," "Director Compensation," and "Executive Compensation" in the 2001 Proxy Statement and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this section is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2001 Proxy Statement and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this section is contained in the section entitled "Certain Relationships and Related Transactions" in the 2001 Proxy Statement and is incorporated herein by reference.

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

(b)
Reports on Form 8-K

    None.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(Item 14 (a))

Reference page
Report of Ernst & Young LLP, Independent Auditors	29
Consolidated Statements of Operations for the three fiscal years ended January 31, 2001	30
Consolidated Balance Sheets January 31, 2001 and January 31, 2000	31
Consolidated Statements of Cash Flows for the three fiscal years ended January 31, 2001	32
Consolidated Statements of Stockholders' Equity for the three fiscal years ended January 31, 2001	33
Notes to Consolidated Financial Statements	34
Valuation and Qualifying Accounts for the three fiscal years ended January 31, 2001	49

    Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Stockholders
NeoMagic Corporation

    We have audited the accompanying consolidated balance sheets of NeoMagic Corporation as of January 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2001. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

    In our opinion, the consolidated financial statements and schedule referred to above present fairly, in all material respects, the consolidated financial position of NeoMagic Corporation at January 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

San Jose, California
February 12, 2001

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended January 31,	2001	2000	1999
(in thousands, except per share data)
Net sales	$75,806	$259,698	$240,503
Cost of sales	61,328	181,332	142,881

Gross margin	14,478	78,366	97,622
Operating expenses:
Research and development	25,499	37,776	31,422
Sales, general and administrative	12,495	18,126	20,298
Acquired in-process research and development	—	5,348	—
Amortization of deferred compensation	2,598	560	776

Total operating expenses	40,592	61,810	52,496
Income (loss) from operations	(26,114)	16,556	45,126
Income, net of expenses, from the sale of DVD assets	6,494	—	—
Interest and other income	5,987	3,793	3,810
Interest expense	(263)	(838)	(1,339)

Income (loss) before income taxes	(13,896)	19,511	47,597
Income tax provision (benefit)	(5,481)	6,806	16,395

Net income (loss)	$(8,415)	$12,705	$31,202

Basic net income (loss) per share	$(.33)	$.51	$1.32
Diluted net income (loss) per share	$(.33)	$.49	$1.19
Weighted common shares outstanding	25,737	24,898	23,710
Weighted common shares outstanding assuming dilution	25,737	25,834	26,153

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

January 31,	2001	2000
(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$72,852	$33,097
Short-term investments	34,917	63,429
Accounts receivable, less allowance for doubtful accounts of $147 at January 31, 2001 and $206 at January 31, 2000	333	18,989
Inventory	—	13,184
Other current assets	4,959	2,170

Total current assets	113,061	130,869
Property, plant and equipment, net	5,770	10,370
Deferred tax assets	791	1,034
Other assets	4,143	6,863

Total assets	$123,765	$149,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,675	$21,240
Compensation and related benefits	2,021	2,986
Income taxes	—	2,207
Deferred rent	475	398
Deferred gain on the sale of DVD assets	750	—
Advances from customers	510	1,302
Other accruals	864	634
Obligations under capital leases	—	154

Total current liabilities	8,295	28,921
Commitments and contingencies
Stockholders' equity:
Noncumulative convertible preferred stock, $.001 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none at January 31, 2001 and 2000	—	—
Common stock, $.001 par value: Authorized shares—60,000,000
Issued and outstanding shares—25,891,308 at January 31, 2001 and 25,535,569 at January 31, 2000	26	25
Additional paid-in-capital	76,868	70,682
Notes receivable from stockholders	(511)	(525)
Deferred compensation	(3,585)	(1,074)
Accumulated other comprehensive income (loss)	(20)	—
Retained earnings	42,692	51,107

Total stockholders' equity	115,470	120,215

Total liabilities and stockholders' equity	$123,765	$149,136

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended January 31	2001	2000	1999
(in thousands)
Operating activities
Net income (loss)	$(8,415)	$12,705	$31,202
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	4,900	5,368	3,281
Loss on disposal of property, plant and equipment	846	—	—
Amortization of deferred compensation	2,583	567	807
Write-off of in-process research and development	—	5,348	—
Income, net of expenses, on the sale of DVD assets	(6,494)	—	—
Deferred taxes	243	267	5,896
Changes in operating assets and liabilities:
Accounts receivable	18,656	374	(8,127)
Inventory	13,184	5,862	(9,704)
Other current assets	(2,039)	244	(212)
Other assets	232	(600)	(833)
Accounts payable	(17,565)	(10,056)	21,806
Compensation and related benefits	(965)	(1,060)	1,041
Income taxes payable	(2,207)	(852)	(1,465)
Tax benefit from employee stock options	298	1,022	2,661
Other accruals	(485)	458	(1,247)

Net cash provided by operating activities	2,772	19,647	45,106

Investing activities
Net proceeds from the sale of DVD assets	10,091	—	—
Purchases of property, plant and equipment	(2,255)	(7,403)	(5,384)
Purchases of short-term investments	(63,666)	(158,385)	(69,616)
Maturities of short-term investments	92,158	151,053	49,535
Purchase of the Optical Drive Development Group	—	(3,901)	—
Purchase of ACL	—	(6,523)	—

Net cash provided by (used for) investing activities	36,328	(25,159)	(25,465)

Financing activities
Payments on lease obligations	(154)	(548)	(571)
Payments on working capital line of credit	—	—	(21,041)
Net proceeds from issuance of common stock, net of repurchases	795	2,497	3,593
Repayment on notes receivable from stockholders	14	29	5

Net cash provided by (used for) financing activities	655	1,978	(18,014)

Net increase (decrease) in cash and cash equivalents	39,755	(3,534)	1,627
Cash and cash equivalents at beginning of period	33,097	36,631	35,004

Cash and cash equivalents at end of period	$72,852	$33,097	$36,631

Supplemental schedules of cash flow information
Cash paid during the year for:
Interest	$263	$838	$1,339
Taxes	$—	$5,836	$9,303

See accompanying notes.

NEOMAGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
			Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount
Balance at January 31, 1998	24,204,602	$24	$61,263	$(559)	$(2,801)	—	$7,200	$65,127

Issuance of common stock under stock option plan	598,030	1	2,330	—	—	—	—	2,331
Issuance of common stock under employee stock purchase plan	117,679	—	1,285	—	—	—	—	1,285
Repurchase of common stock at cost	(30,020)	—	(23)	—	—	—	—	(23)
Payment on promissory notes	—	—	—	5	—	—	—	5
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(230)	—	230	—	—	—
Amortization of deferred compensation relating to stock options	—	—	—	—	807	—	—	807
Tax benefit attributable to stock options	—	—	2,661	—	—	—	—	2,661
Net income and Comprehensive income	—	—	—	—	—	—	31,202	31,202

Balance at January 31, 1999	24,890,291	$25	$67,286	$(554)	$(1,764)	—	$38,402	$103,395

Exercise of warrants	86,788	—	—	—	—	—	—	—
Issuance of warrant	—	—	313	—	—	—	—	313
Issuance of common stock under stock option plan	404,418	—	900	—	—	—	—	900
Issuance of common stock under employee stock purchase plan	189,279	—	1,296	—	—	—	—	1,296
Repurchase of common stock at cost	(35,207)	—	(12)	—	—	—	—	(12)
Payment on promissory notes	—	—	—	29	—	—	—	29
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(123)	—	123	—	—	—
Amortization of deferred compensation relating to stock options	—	—	—	—	567	—	—	567
Tax benefit attributable to stock options	—	—	1,022	—	—	—	—	1,022
Net income and Comprehensive income	—	—	—	—	—	—	12,705	12,705

Balance at January 31, 2000	25,535,569	$25	$70,682	$(525)	$(1,074)	—	$51,107	$120,215

Issuance of common stock under stock option plan	209,572	1	339	—	—	—	—	340
Issuance of common stock under employee stock purchase plan	199,732	—	509	—	—	—	—	509
Repurchase of common stock at cost	(53,565)	—	(54)	—	—	—	—	(54)
Payment on promissory notes	—	—	—	14	—	—	—	14
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(1,687)	—	1,687	—	—	—
Addition to deferred compensation relating to stock plans	—	—	6,781	—	(6,781)	—	—	—
Amortization of deferred compensation relating to stock options	—	—	—	—	2,583	—	—	2,583
Tax benefit attributable to stock options	—	—	298	—	—	—	—	298
Net loss	—	—	—	—	—	—	(8,415)	(8,415)
Change in unrealized gain (loss) on investments	—	—	—	—	—	(20)	—	(20)

Total comprehensive loss	—	—	—	—	—	—		(8,435)

Balance at January 31, 2001	25,891,308	$26	$76,868	$(511)	$(3,585)	$(20)	$42,692	$115,470

See accompanying notes.
$76,868

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

    NeoMagic Corporation (the "Company") was incorporated in 1993 in California and reincorporated in Delaware in February 1997. The Company pioneered the integration of DRAM, complex logic and analog circuits into a single integrated circuit. The Company designs, develops and markets high-performance semiconductor solutions for sale to original equipment manufacturers ("OEMs") of Handheld Internet Appliances. The first commercial application of the Company's technology was in the multimedia accelerator market for notebook PCs.

Basis of Presentation

    The Company's fiscal year generally consists of a fifty-two week period ending on the Sunday closest to the January month end. Fiscal year 1999 ended on January 31, 1999 and was a fifty-three week fiscal year. Fiscal year 2000 ended on January 30, 2000. Fiscal 2001 ended on January 28, 2001. For convenience, the accompanying consolidated financial statements have been presented as ending on the last day of the January calendar month.

Principals of Consolidation

    The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, NeoMagic Japan (KK), NeoMagic International, NeoMagic International (Hong Kong) Ltd., NeoMagic Israel Ltd., NeoMagic U.K. Ltd., and NeoMagic Semiconductor India Private Ltd. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

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

Derivative Financial Instruments

    In the past, the Company utilized derivative financial instruments to hedge wafer inventory purchases, which were priced in yen. The Company utilized foreign currency forward contracts to minimize foreign currency fluctuation exposures related to these purchase commitments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as a hedge transaction. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts that are designated as hedges, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on any instrument not meeting the above criteria would be recognized in income in the current period. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related derivative instrument would be recognized in income in the same period.

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

    All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. For all classifications of securities, cost approximates fair market value as of January 31, 2001 and 2000, and consists of the following (in thousands):

January 31,	2001	2000
Cash and cash equivalents:
Money market funds	$5,217	$6,465
Commercial paper	63,057	22,041
U.S. Government Agencies	2,993	—
Municipal bonds	—	1,062
Certificates of deposit	1,004	3,002
Bank accounts	581	527

Total	$72,852	$33,097

Short-term investments:
Market auction preferred—non-taxable	$—	$26,174
Medium term notes	4,066	1,002
Commercial paper	17,682	12,505
Corporate notes	2,038	1,010
Certificates of deposit	—	1,037
U.S. Government agencies	9,097	21,701
Municipal bonds	2,034	—

Total	$34,917	$63,429

    Gross realized and unrealized gains and losses on available-for-sale securities in fiscal 2001, 2000 and 1999 were immaterial.

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

Goodwill and Other Acquired Intangibles

    The Company has goodwill and other acquired intangibles from the acquisition of ACL and from other licensed technologies of $3.0 million and $5.8 million at January 31, 2001 and January 31, 2000, respectively. These assets are recorded in other assets, net of amortization. Intangible assets, including goodwill, are being amortized on a straight-line basis over their estimated useful lives between two and four years. Total accumulated amortization recorded was $2.5 million and $1.4 million at January 31, 2001 and January 31, 2000, respectively. Reviews are regularly performed by the Company to determine whether the carrying value of these assets is impaired. The carrying amount is compared to the estimated undiscounted cash flows of these assets. Should the review indicate that these intangibles are not recoverable, their carrying amount would be reduced by the estimated shortfall of those cash flows.

Revenue Recognition

    Revenue from product sales is generally recognized upon passage of title, net of estimated returns. Revenue on shipment to distributors is deferred until the distributor sells the product.

Concentration of Credit Risk

    The Company's historical sales have been to PC notebook OEMs as well as to third-party system manufacturers who design and manufacture PC notebooks on behalf of the brand name OEMs. The Company expects to sell its future products to Handheld Internet Appliance OEMs as well as to third-party system manufacturers who design and manufacture Handheld Internet Appliances on behalf of the brand name OEMs. The Company performs continuing credit evaluations of its customers and, generally, does not require collateral. Letters of credit may be required from its customers in certain circumstances.

Earnings per Share

    Basic earnings per share represents the weighted average common shares outstanding during the period and excludes any dilutive effects of options, warrants, and convertible securities. The dilutive effects of options, warrants and convertible securities are included in diluted earnings per share in profitable periods, but are excluded in loss periods.

Comprehensive Income (Loss)

    The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") during the quarter ended April 30, 1998. SFAS 130 requires unrealized gains or losses on the Company's available for-sale securities and foreign currency translation adjustments to be included in comprehensive income (loss) and reported separately in stockholders' equity.

Segment Information

    The Company has one operating segment by which the chief operating decision maker evaluates performance and allocates resources. All of the Company's net sales to date have been derived from the sale of multimedia accelerators. The Company expects to continue to have one operating segment through at least fiscal 2002.

Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities." The Standard will require companies to record all derivatives held on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If the derivative is a hedge, changes in the fair value of the derivative is either offset against the change in fair value of the hedged assets, liabilities, or firm commitments through earnings, or recognized in other comprehensive income (loss) until the value related to the ineffective portion of a hedge, if any, is recognized in earnings. The Company expects to adopt SFAS 133 as of the beginning of its fiscal year 2002. The effect of adoption of the Standard is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

2. SUMMARIZED BALANCE SHEET DETAILS

January 31,	2001	2000
(in thousands)
Inventory:
Raw materials	$—	$3,035
Work in process	—	3,085
Finished goods	—	7,064

Total	$—	$13,184

Property, plant and equipment:
Computer equipment and software	$10,574	$18,224
Furniture and fixtures	2,102	2,217
Machinery and equipment	998	1,836

Total	13,674	22,277
Less accumulated depreciation and amortization	(7,904)	(11,907)

Property, plant and equipment, net	$5,770	$10,370

3. ACQUISITIONS/DIVESTITURES

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

    In fiscal year 2000 the Company decided not to pursue the further development of technologies acquired from Mitel for the DVD market. In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group which was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter. During the second quarter the Company incurred additional costs of $0.3 million. During the third quarter the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. As a result, the Company has recorded a total pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the fiscal year ended January 31, 2001.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4. EARNINGS (LOSS) PER SHARE

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

    Per share information calculated on this basis is as follows:

Year Ended January 31,	2001	2000	1999
(in thousands except per share data)
Numerator:
Net income (loss)	$(8,415)	$12,705	$31,202

Denominator:
Denominator for basic earnings (loss) per Share—weighted-average shares	25,737	24,898	23,710
Effect of dilutive securities:
Employee stock options	—	936	2,354
Warrants	—	—	89
Convertible preferred stock	—	—	—

Dilutive potential common shares	—	936	2,443

Denominator for diluted earnings (loss) per Share—adjusted weighted-average Shares and assumed conversions	25,737	25,834	26,153

Basic earnings (loss) per share	$(.33)	$.51	$1.32
Diluted earnings (loss) per share	$(.33)	$.49	$1.19

    The basic and diluted net income (loss) per share presented in the statements of operations have been computed as described above. For the fiscal year ended January 31, 2001, basic earnings per share equals diluted earnings per share due to the net loss for the year.

5. DERIVATIVE FINANCIAL INSTRUMENTS

    All of the Company's sales and the majority of its purchases have been denominated in U.S. dollars. However, in the past the Company's wafer purchases have been denominated in Japanese yen. The Company entered into foreign exchange forward contracts to hedge this foreign currency exposure. There were no outstanding foreign currency forward contracts at January 31, 2001. The notional amount of outstanding foreign currency forward contracts at January 31, 2000 totaled $18.0 million. The Company does not enter into speculative foreign exchange contracts to profit on exchange rate fluctuations.

6. OBLIGATIONS UNDER CAPITAL LEASES

    The Company had entered into various capital leases, including transactions to finance purchases of property, plant and equipment, software and masks. Obligations under capital leases represent the present value of future payments under the equipment lease agreements. As of January 31, 2001 the

Company had no equipment under capital leases. As of January 31, 2000 the Company had equipment under capital leases of $46,000 with associative accumulated depreciation of $28,000. Under the terms of the lease agreements, warrants to purchase the Company's common stock were granted as described in Note 8.

7. INCOME TAXES

    Income before taxes and the provision (benefit) for income taxes in fiscal 2001, 2000 and 1999 consists of the following:

Year Ended January 31,	2001	2000	1999
(in thousands)
Income (loss) before taxes
U.S.	$(30,250)	$11,079	$33,849
Foreign	16,354	8,432	13,748

Total income (loss) before taxes	$(13,896)	$19,511	$47,597
Provision (benefit) for taxes
Current:
Federal	$(5,757)	$6,006	$10,168
State	76	—	331

	$(5,681)	$6,006	$10,499
Deferred:
Federal	$200	$310	$5,640
State	—	490	256

	200	800	5,896

Total provision (benefit) for income taxes	$(5,481)	$6,806	$16,395

    The tax benefit associated with dispositions from employee stock plans reduced taxes currently payable for fiscal 2001 and 2000 by $0.3 million and $1.0 million, respectively.

    The Company's income tax provision (benefit) differs from the federal statutory rate of 35% due to the following:

Year Ended January 31,	2001	2000	1999
(in thousands except percentages)
Pretax income (loss)	$(13,896)	$19,511	$47,597
Federal statutory rate	35%	35%	35%
Expected tax (benefit)	(4,864)	6,829	16,659
State taxes (net of federal benefit)	130	130	381
Utilization of research and development tax credits	(1,000)	(1,521)	(1,239)
Change in valuation allowance	(700)	1,761	—
Non-deductible amortization of deferred compensation	792	198	282
Other	161	(591)	312

Provision for income taxes	$(5,481)	$6,806	$16,395

    The valuation allowance of $1.1 million for the year ended January 31, 2001, is attributable to deferred tax assets from the acquisition costs of ACL which will not be deductible for several years. These acquisition costs include book versus tax temporary differences related to the acquired intangible assets of ACL. Sufficient uncertainty exists regarding the realizability of certain of these assets, and accordingly, a valuation allowance has been provided. The valuation allowance decreased by $0.7 million in fiscal 2001 due to the disposal of the principal assets of the DVD product group for which deferred tax assets had originally been provided with a corresponding valuation allowance.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Year Ended January 31,	2001	2000
(in thousands)
Deferred tax assets:
Acquisition costs	1,443	2,255
Reserves and accruals	888	1,244
Other	406	138

Total deferred tax assets	2,737	3,637
Valuation allowance	(1,061)	(1,761)

Net deferred tax assets	$1,676	$1,876

    A portion of the net deferred tax assets have been included in other current assets.

8. STOCKHOLDERS' EQUITY

Warrants

    The Company granted warrants in connection with the acquisition of Associative Computing Ltd. in February 1999. The warrants are for the purchase of 100,000 shares of NeoMagic common stock at an exercise price of $20 per share and are fully transferable. The warrants are exercisable, in whole or in part, for five years after February 1999, and the shares which will be issued upon the exercise of the warrants shall be freely tradable as of the date of exercise, except that commencing February 1999 warrants to purchase 50,000 shares are subject to a six month lock-up period, and 50,000 shares are subject to a one year lock-up period. As of January 31, 2001, none of these warrants were exercised.

Stock Plan

    In accordance with the 1993 Stock Plan (the "Plan") the Board of Directors may grant incentive stock options, nonstatutory stock options and stock purchase rights to employees, consultants and directors. The Company reserved 7,775,000 shares of common stock for issuance under the Plan. In June 1998, an additional 875,000 shares were approved by the Shareholders of the Company at the Annual Shareholders meeting, and in June 1999 an additional 875,000 shares were approved by the Shareholders of the Company at the Annual Shareholder meeting, bringing the total reserved under the Plan to 9,525,000 shares. Unless terminated sooner, the Plan will terminate automatically in December 2003. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the Plan. Stock options expire no later than ten years from the date of grant. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a thirty-day period or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options prior to vesting are subject to repurchase by the Company. As of January 31, 2001, no shares of common stock were subject to this repurchase provision. Other options granted under the Plan are exercisable during their term in accordance with the vesting schedules set out in the option agreement.

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

    A summary of the Company's stock option activity, and related information for the three years ended January 31, 2001 follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price
Balance at January 31, 1998	3,663,025	$7.80
Granted	3,751,700	13.43
Exercised	(598,030)	3.94
Canceled	(2,485,350)	14.61

Balance at January 31, 1999	4,331,345	$9.30
Granted	3,895,475	8.28
Exercised	(404,418)	2.24
Canceled	(1,378,002)	9.34

Balance at January 31, 2000	6,444,400	$9.10
Granted	5,546,700	2.61
Exercised	(209,572)	1.62
Canceled	(4,669,782)	8.92

Balance at January 31, 2001	7,111,746	$4.37

    At January 31, 2001, options to purchase 928,400 shares of common stock were vested at prices ranging from $0.28 to $22.44 and 3,258,501 shares of common stock were available for future grants under the Plan.

    The following table summarizes information about stock options outstanding at January 31, 2001:

	Options outstanding and exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28 - $1.00	1,818,267	9.23	$1.00	834,667	$0.99
$1.39 - $7.44	3,088,037	9.46	3.22	2,118,687	3.32
$7.50 - $7.53	1,203,917	7.66	7.52	1,082,017	7.52
$7.75 - $11.13	658,525	8.67	8.99	421,758	8.96
$11.50 - $22.44	343,000	7.01	12.72	285,387	12.66

	7,111,746	8.91	$4.37	4,742,516	$4.93

Employee Stock Purchase Plan

    A total of 800,000 shares of common stock has been reserved for issuance under the 1997 Purchase Plan including 300,000 shares which were approved at the Annual Meeting of Stockholders in September 2000. The 1997 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping twenty-four month offering periods that begin every six months. Each twenty-four month offering period includes four six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant's accumulated payroll deductions. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee's compensation. The price of common stock to be purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period.

    In fiscal 2001, 2000 and 1999, 199,732, 189,279 and 117,679 shares, respectively of common stock at an average price of $2.55, $6.85 and $10.92 per share, respectively, were issued under the 1997 Purchase Plan. Shares available for purchase under the Purchase Plan were 257,323 at January 31, 2001.

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

    The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

    In fiscal 2001, 2000 and 1999, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

	Employee Option Plans			Employee Stock Purchase Plan
Year Ended January 31,	2001	2000	1999	2001	2000	1999
Risk-free interest rates	6.0%	5.9%	4.8%	5.8%	5.7%	5.4%
Volatility	.71	.70	.65	.92	.87	.70
Expected life of option in years	5.0	5.0	5.0	.69	.94	1.01

    Had compensation costs been determined based upon the fair value at the grant date for awards under these plans, consistent with the methodology prescribed under SFAS 123, the Company's fiscal 2001 net loss and loss per share would have increased by approximately $6.3 million, or $0.24 per share. The Company's fiscal 2000 net income and earnings per share would have decreased by approximately $7.5 million, or $0.30 per share and $0.29 per share for basic and diluted earnings per share, respectively. The Company's fiscal 1999 net income and earnings per share would have decreased by approximately $8.9 million, or $0.38 per share and $0.34 per share for basic and diluted earnings per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period and stock purchased under the 1997 Purchase Plan is amortized over the six month purchase period. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure of future years.

    The weighted average fair value of options granted during fiscal 2001 with exercise prices less than the market price at the date of grant is $3.30 per share. There were no options granted during fiscal 2000 or fiscal 1999 with an exercise price less than the market price at the date of grant. The weighted average fair value of options granted during fiscal 2001, 2000, 1999 with exercise prices equal to the market price at the date of grant is $3.71, $8.28, and $13.40 per share, respectively.

Deferred Stock Compensation

    In connection with the grant of certain stock options to employees in fiscal 2001, the Company recorded deferred stock compensation of $6,386,000 for the difference between the fair value of common stock at the date of grant and the option exercise price. The fiscal 2001 amount is presented as a reduction of stockholders' equity and is amortized ratably over the vesting period of the related options. In fiscal 2001 the Company also recorded deferred stock compensation of $395,000 in connection with its employee stock purchase plan. In fiscal 2001, 2000 and 1999, $1,687,000, $123,000 and $230,000, respectively were recorded as reductions to deferred stock compensation to reflect the unamortized portion of deferred stock compensation related to the cancellation of options upon employee terminations.

9. SAVINGS PLAN

    The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 20% of their pre-tax salaries per year, but not more than the statutory limits. In April 1998, the Company initiated a matching program whereby the Company contributes $0.20 for every dollar the employee contributes to the plan up to the first 6% of earnings. In April 1999, the Company contribution was increased to $0.30 for every dollar the employee contributes to the plan up to the first 6% of earnings. The Company made matching contributions to employees of $141,000, $254,000 and $128,000 in fiscal 2001, 2000 and 1999, respectively.

10. COMMITMENTS AND CONTINGENCIES

Commitments

    In May 1996, the Company moved its principal headquarters to a new facility in Santa Clara, California, under a non-cancelable operating lease that expires in April 2003. In January 1998, the Company entered into a second non-cancelable operating lease for the building adjacent to its principal headquarters. This lease has a co-terminous provision with the original lease expiring in April 2003. The Company leases offices in India, Israel and New Jersey under operating leases that expire at various times through April 2003. Future minimum lease payments under operating leases as of January 31, 2001 are as follows:

Fiscal year ending January 31:
(in thousands)
2002	$2,144
2003	2,624
2004	851
2005	0
2006	0

Total minimum lease payments	$5,619

    Rent expense under operating leases was $2,298,000, $2,421,000, and $2,004,000 in fiscal 2001, 2000, and 1999, respectively.

    In January 1998, the Company signed a sublease agreement. The sublease was terminated in March 1999. Rent income related to this sublease agreement was $92,000 and $458,000 in fiscal 2000 and fiscal 1999, respectively.

    In November 1999, the Company signed an additional sublease agreement. The sublease was terminated in October 2000. Rent income related to this sublease agreement was $163,000 and $36,000 in fiscal 2001 and fiscal 2000, respectively.

    In November 2000, the Company signed an additional sublease agreement. Rent income related to this sublease agreement was $725,000 in fiscal 2001. As of January 31, 2001, future minimum rents to be received under sublease total $911,000 and $153,000 in fiscal 2002 and fiscal 2003, respectively.

    At January 31, 2001, the Company had no outstanding purchase orders with its manufacturing partners for the delivery of wafers. In January 2001 the Company signed an extension of its wafer supply agreement with Infineon Technologies. In connection with that agreement, the Company has agreed to purchase fifty thousand wafers before February 27, 2004. To secure this agreement, the Company opened an irrevocable standby letter of credit (LOC) in the amount of $15 million in February 2001. The Company has secured the LOC with a $15 million deposit at the issuing bank. Beginning in fiscal 2002, these funds will be shown on the Company's consolidated balance sheets as restricted cash until the letter of credit expires in fiscal 2004. Infineon is entitled to withdraw any remaining balance prior to February 27, 2004 with thirty day written notice that the LOC will not be renewed beyond its expiration date. Infineon shall be entitled to draw on the outstanding sum of the LOC on February 27, 2004. If there is no remaining sum because the amount has been reduced to zero by both parties mutual consent, then Infineon shall not be entitled to claim any payment under the LOC.

Contingencies

    As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the

Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident in December. The Court has ruled that there is no infringement by Trident. Management disagrees with this ruling and is evaluating our legal options. Management also believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

11. SIGNIFICANT CUSTOMERS AND EXPORT SALES

    In fiscal 2001 four customers accounted for 25.5%, 21.4%, 15.1% and 13.6%. In fiscal 2000 five customers accounted for 20.2%, 19.6%, 12.9%, 12.3% and 12.1%, respectively, of net sales. In fiscal 1999 three customers accounted for 19.8%, 17.1% and 10.5%, respectively, of net sales. Fiscal 2001 net sales to customers in Taiwan, Japan, and North America totaled 41.5%, 34.5% and 24.0%, respectively, of net sales. Net sales to customers in Taiwan, Japan, North America and Europe totaled 52.2%, 26.9%, 19.8% and 1.1%, respectively, of net sales in fiscal 2000 and 50.9%, 29.0%, 16.9% and 3.2%, respectively, of net sales in fiscal 1999.

12. SUBSEQUENT EVENTS

    In March 2001, the Company reduced its workforce in the U.S. by 18 and in Israel by 25 to be more in-line with its plans for fiscal year 2002. The expected severance charge to be taken in the first quarter of fiscal 2002 is estimated to be approximately $600,000.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 17, 2001.

NEOMAGIC CORPORATION
By:	/s/ STEPHEN T. LANZA STEPHEN T. LANZA Vice President, Finance and Chief Financial Officer (Principal Financial Officer)

    Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated:

Name	Title	Date

/s/ PRAKASH AGARWAL Prakash Agarwal	President, Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2001
/s/ STEPHEN T. LANZA Stephen T. Lanza	Vice President Finance, Chief Financial Officer (Principal Financial Officer)	April 17, 2001
/s/ BRIAN P. DOUGHERTY Brian P. Dougherty	Director	April 17, 2001
/s/ JIM LALLY Jim Lally	Director	April 17, 2001
/s/ KLAUS WIEMER Klaus Wiemer	Director	April 17, 2001
/s/ ANIL GUPTA Anil Gupta	Director	April 17, 2001

NEOMAGIC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JANUARY 31, 2001, 2000, AND 1999

(In thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended January 31, 1999	$132	$93	—	$225
Year ended January 31, 2000	$225	—	$19	$206
Year ended January 31, 2001	$206	—	$59	$147

INDEX TO EXHIBITS

    The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number		Description
3.1	(1)	Certificate of Incorporation of Registrant.
3.2	(1)	Form of Amended and Restated Certificate of Incorporation of Registrant to be filed upon the closing of the Offering made under the Registration Statement.
3.3	(1)	Bylaws of Registrant.
10.1	(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.1	(2)	Lease Agreement, dated as of October 9, 1997, between Registrant and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.2	(1)	Amended and Restated 1993 Stock Plan and related agreements.
10.2	(2)	Amendment 1, dated as of October 15, 1997, between Registrant and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.3	(2)	Amendment to Agreement dated as of November 20, 1995, between Registrant and Mitsubishi International Corporation, as amended.
10.4	(1)	Wafer Supply Agreement, dated as of January 21, 1997, between NeoMagic International Corporation, actually-owned subsidiary of Registrant, and Mitsubishi Electric Corporation.
10.5	(1)	Form of promissory note.
10.6	(1)	Lease Agreement, dated as of February 5, 1996, between Registrant and A&P Family Investments, as landlord.
10.8	(1)	Master Lease Agreement, as amended, dated as of November 24, 1993, between Registrant and Comdisco, Inc., and certain exhibits thereto.
10.9	(1)	Master Lease Agreement, dated as of July 19, 1995, between Registrant and Venture Lending & Leasing, Inc., and certain exhibits thereto.
10.10	(1)	Agreement, dated as of November 20, 1995, between Registrant and Mitsubishi International Corporation as amended.
10.11	(1)	General Security Agreement, dated November 15, 1995, between Registrant and Mitsubishi International Corporation.
10.13	(1)	1997 Employee Stock Purchase Plan, with exhibit.
10.14	(3)	Amendment to Agreement dated as of November 20, 1995, between Registrant and Mitsubishi International Corporation, as amended.
10.15	(4)	1998 Nonstatutory Stock Option Plan.
10.16	(4)	Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation, actually-owned subsidiary of Registrant, and Siemens Aktiengesellschaft Semiconductor Group, now operating as Infineon Technologies.
10.17		General Amendment to the Wafer Supply Agreement with Product Sourcing Agreement, dated January 9, 2001, between NeoMagic International Corporation, actually-owned subsidiary of Registrant, and Infineon Technologies AG.
21.0		NeoMagic Subsidiaries.
23.0		Consent of Ernst & Young LLP, Independent Auditors.

(1)
Incorporated by reference to the Company's S-1 for the year ended January 31, 1997.

(2)
Incorporated by reference to the Company's Form 10-Q for the period ended October 31, 1997.

(3)
Incorporated by reference to the Company's Form 10-K for the year ended January 31, 1998.

(4)
Incorporated by reference to the Company's Form 10-K for the year ended January 31, 1999.

(b)
Reports on Form 8-K:

    The Company did not file any reports on Form 8-K during the fiscal year ended January 31, 2001.

QuickLinks

PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K