Form 10-Q
period 2001-04-30
NEOMAGIC CORP
filed 2001-06-13
CIK 1030485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2001
OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-22009

NEOMAGIC CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE [State or other jurisdiction of incorporation or organization]	77-0344424 [I.R.S. Employer Identification No.]
3250 Jay Street Santa Clara, California [Address of principal executive offices]	95054 [Zip Code]

(408) 988-7020
Registrant's telephone number, including area code

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at April 30, 2001 was 25,909,641

NEOMAGIC CORPORATION
FORM 10-Q

INDEX

		PAGE
PART I. CONSOLIDATED CONDENSED FINANCIAL INFORMATION
Item 1.	Unaudited Consolidated Condensed Financial Statements:
	Consolidated Condensed Statements of Operations Three months ended April 30, 2001 and 2000	3
	Consolidated Condensed Balance Sheets April 30, 2001 and January 31, 2001	4
	Consolidated Condensed Statements of Cash Flows Three months ended April 30, 2001 and 2000	5
	Notes to Unaudited Consolidated Condensed Financial Statements	6-7
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8-13
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	15
Item 2.	Changes in Securities	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits and Reports on Form 8-K	15
Signatures		16

Part I. Financial Information

Item 1. Financial Statements

NEOMAGIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 30, 2001	April 30, 2000
	(In thousands, except per share data)
Net sales	$80	$38,877
Cost of sales	7	40,987

Gross margin (loss)	73	(2,110)
Operating expenses:
Research and development (1)	6,688	7,774
Sales, general and administrative (2)	1,760	4,830
Amortization of deferred compensation	630	52

Total operating expenses	9,078	12,656

Loss from operations	(9,005)	(14,766)
Other income (expense), net:
Income, net of expenses, from the sale of DVD assets	—	5,244
Interest income and other income	1,305	949
Interest expense	(11)	(197)

Loss before income taxes	(7,711)	(8,770)
Income tax benefit	(384)	(3,507)

Net loss	$(7,327)	$(5,263)

Basic net loss per share	$(.28)	$(.21)
Diluted net loss per share	$(.28)	$(.21)
Weighted average common shares outstanding	25,758	25,566
Weighted average common shares outstanding, assuming dilution	25,758	25,566

(1)
Excludes $511 and $9 in amortization of deferred stock compensation for the three months ended April 30, 2001 and April 30, 2000, respectively.

(2)
Excludes $119 and $43 in amortization of deferred stock compensation for the three months ended April 30, 2001 and April 30, 2000, respectively.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

	April 30, 2001	January 31, 2001(1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$60,762	$72,852
Short-term investments	23,180	34,917
Accounts receivable, net	12	333
Inventory	—	—
Other current assets	5,664	4,959

Total current assets	89,618	113,061
Property, plant and equipment, net	5,595	5,770
Deferred tax asset	791	791
Restricted cash	15,000	—
Other assets	3,859	4,143

Total assets	$114,863	$123,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,320	3,675
Compensation and related benefits	1,790	2,021
Deferred rent	507	475
Deferred gain on the sale of DVD assets	750	750
Advances from customers	446	510
Other accruals	154	864

Total current liabilities	5,967	8,295
Commitments and contingencies
Stockholders' equity:
Common stock	26	26
Additional paid-in-capital	76,875	76,868
Notes receivable from stockholders	(476)	(511)
Deferred compensation	(2,947)	(3,585)
Accumulated other comprehensive income (loss)	53	(20)
Retained earnings	35,365	42,692

Total stockholders' equity	108,896	115,470

Total liabilities and stockholders' equity	$114,863	$123,765

(1)
Derived from the January 31, 2001 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2001.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30,
	2001	2000
	(In thousands)
Operating activities:
Net loss	$(7,327)	$(5,263)
Adjustments to reconcile net loss to net used for operating activities:
Depreciation and amortization	932	1,386
Loss on disposal of property, plant and equipment	77	255
Amortization of deferred compensation	630	50
Income, net of expenses, on the sale of DVD assets	—	(5,244)
Changes in operating assets and liabilities:
Accounts receivable	184	8,339
Inventory	—	7,055
Other current assets	(568)	(1,380)
Restricted cash	(15,000)	—
Other assets	284	162
Accounts payable	(1,355)	(7,699)
Compensation and related benefits	(231)	(310)
Income taxes payable	(592)	(2,074)
Other accruals	(150)	1,026

Net cash used for operating activities	(23,116)	(3,697)

Investing activities:
Net proceeds from the sale of DVD assets	—	8,841
Purchases of property, plant and equipment	(834)	(454)
Purchases of short-term investments	(7,262)	(19,478)
Maturities of short-term investments	19,072	27,367

Net cash provided by investing activities	10,976	16,276

Financing activities:
Payments on lease obligation	—	(24)
Repayment on notes receivable from stockholders	35	—
Net proceeds from issuance of common stock	15	266

Net cash provided by financing activities	50	242

Net increase (decrease) in cash and cash equivalents	(12,090)	12,821
Cash and cash equivalents at beginning of period	72,852	33,097

Cash and cash equivalents at end of period	$60,762	$45,918

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$11	$197
Taxes	$—	$—

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation:

    The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries collectively ("NeoMagic" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at April 30, 2001, and the operating results and cash flows for the three months ended April 30, 2001 and 2000. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 2001, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

    The results of operations for the three months ended April 30, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

    The first fiscal quarters of 2002 and 2001 ended on April 29, 2001 and April 30, 2000, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of April.

2. Recently Issued Accounting Pronouncements:

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, establishes methods for recording derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As required, the Company adopted SFAS 133 effective February 1, 2001. Because NeoMagic does not currently hold any derivative instruments and does not engage in hedging activities the adoption of SFAS 133, as amended by SFAS 137, did not have a significant impact on its consolidated financial position or results of operations.

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") 101, "Revenue Recognition in Financial Statements" which provides guidance related to revenue recognition based on interpretations and practices followed by the SEC. The Company adopted SAB 101 in fiscal 2001, and it did not have a material effect on the Company's financial position or results of operations.

3. Earnings Per Share:

    The Company follows the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding (if applicable) during the period. Dilutive common equivalent shares consist of stock options. Employee stock options are excluded from the computation of diluted net loss per share for the three months ended April 30, 2001 and April 30, 2000, respectively, because the effect would have been antidilutive.

    Per share information calculated on this basis is as follows:

	Three Months Ended April 30,
	2001	2000
	(In thousands, except per share amounts)
Numerator:
Net loss	$(7,327)	$(5,263)

Denominator:
Denominator for basic loss per share—weighted average shares outstanding	25,758	25,566
Effect of dilutive securities:
Employee stock options	—	—

Dilutive common shares	—	—

Denominator for diluted loss per share	25,758	25,566

Basic loss per share	$(.28)	$(.21)
Diluted loss per share	$(.28)	$(.21)

    For the three months ended April 30, 2001 and April 30, 2000, respectively, basic earnings per share equals diluted earnings per share due to the net loss for the period.

4. Divestitures:

    In fiscal year 2000, the Company decided not to pursue the further development of technologies acquired from Mitel for the DVD market. In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group, which was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter. As a result, the Company has recorded a total pre-tax gain of approximately $5.2 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the three months ended April 30, 2000. During the second quarter of fiscal 2001, the Company incurred additional costs of $0.3 million. During the third quarter of fiscal 2001, the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. A total pre-tax gain of $6.5 million was recorded for the fiscal year ended, January 31, 2001.

5. Accumulated Other Comprehensive Income

    Total accumulated other comprehensive income was $53,000 and $0 for the three months ended April 30, 2001 and April 30, 2000, respectively. Accumulated other comprehensive income consists entirely of unrealized gains on available for sale securities.

Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    When used in this discussion, the words "expects," "anticipates," "believes" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, but not limited to: the abilities of manufacturing subcontractors to make adequate and timely deliveries, the ability to attract customers, and to recruit and retain employees including those with engineering expertise in new disciplines. In particular, the Company's new product development efforts and customer engagements in System-on-Chip integration represents a new endeavor and consequently carries greater risk of successful and timely execution. Additional risk factors are listed in the Company's Form 10-K filed for the fiscal year ended January 31, 2001.

Overview

    NeoMagic pioneered the first commercially available high-performance silicon technology that integrated DRAM, complex logic and analog circuits into a single chip. The Company's proprietary MagicWare® technology eliminates the need to drive signals off-chip to discrete memory, achieving its performance advantage while actually lowering the power consumption and extending the battery life for smaller, lighter weight portable devices. The first commercial application for the Company's technology was in the design, development and marketing of multimedia accelerators for sale to notebook computer manufacturers. The Company has exited the market for notebook multimedia ICs and is now focused on developing highly integrated semiconductors and software, combining its proprietary MagicWare® embedded DRAM technology with advanced processing cores, multimedia hardware acceleration and audio and video capabilities, for new generations of Handheld Internet Appliances. NeoMagic believes that the market for these devices will expand rapidly as Personal Digital Assistants (PDAs), cellular phones, and portable entertainment devices grow in their capabilities and their consumer market appeal. The Company believes these devices will increasingly rely on System-on-Chip (SOC) levels of integration, combining CPU, memory, and other functions into single-chip solutions. The Company taped out its first product for the Handheld Internet Appliance market during the first quarter of fiscal 2002, and it is now with our fabrication partner Infineon Technologies AG of Germany ("Infineon"). The Company expects to begin demonstrating and sampling the product this summer, and to be ready to ship production units by the end of the year. Product marketing efforts have begun and will intensify after samples are ready. The timing and volume of shipments will depend on the Company's ability to achieve design wins. No significant revenues are expected for fiscal 2002.

    In January 2001, the Company extended its wafer supply agreement with Infineon through fiscal 2004 to support the Company's new product efforts. Under the terms of the agreement, NeoMagic will make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM process technologies. The agreement also provides for access to additional capacity and more advanced process technologies as they become available. NeoMagic has provided $15.0 million in guarantees towards its purchases over the term of the agreement. To secure this agreement, the Company opened an irrevocable standby letter of credit (LOC) in the amount of $15.0 million in February 2001. The Company has secured the LOC with a $15.0 million deposit at the issuing bank. These funds are being shown on the Company's consolidated balance sheets as restricted cash while the letter of credit remains in force. The amount will be drawn down as NeoMagic purchases wafers from Infineon over the term of the agreement through February 2004.

    In March 2001, the Company reduced its workforce in the U.S. by 18 and in Israel by 25 to be more in-line with its plans for fiscal year 2002. The Company accrued severance charges of $0.7 million associated with the reduction in workforce during the quarter. As of April 30, 2001, the Company has made cash payments of $0.4 million in connection with this restructuring activity. The remaining accrual of $0.3 million is expected to be settled over the next four months.

    The Company expects minimal future revenue from its legacy notebook multimedia IC business and does not expect significant revenues from its new product efforts in fiscal 2002. During the remainder of fiscal 2002, the Company's financial management will continue to emphasize the preservation of cash. In short, the Company will be managing for cash. The Company expects to end fiscal 2002 with $80 million in cash and equivalents, short-term investments, and restricted cash.

    The Company's fiscal year end is January 31. Any references herein to a fiscal year refer to the year ended January 31 of such year. The first fiscal quarters of 2002 and 2001 ended on April 29, 2001 and April 30, 2000, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of April.

Results of Operations

Net sales

    The Company's net sales to date have been generated from the sale of its multimedia accelerators to the personal computer industry. The Company has now exited the notebook multimedia market. Net sales were $80 thousand for the three months ended April 30, 2001, compared to $38.9 million for the three months ended April 30, 2000. Net sales decreased due to the Company's exit from the notebook multimedia market. The Company expects minimal sales of its legacy products for the remainder of fiscal 2002. The Company does not expect significant revenues from its new product efforts in fiscal 2002.

    Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 92.2% and 85.2% of net sales in the three months ended April 30, 2001 and 2000, respectively. All sales transactions were denominated in United States dollars.

    One customer accounted for 83% of net sales for the three months ended April 30, 2001. Five customers accounted for 34%, 18%, 16%, 13%, and 12% of net sales for the three months ended April 30, 2000.

Gross Margin (loss)

    Gross margin (loss) was $73 thousand and ($2.1) million for the three months ended April 30, 2001 and 2000, respectively. The Company had minimal sales of its fully reserved legacy notebook products in the three months ended April 30, 2001. The Company expects minimal sales of its legacy products for the remainder of fiscal 2002 and does not expect significant revenues from its new product efforts in fiscal 2002. Gross margin for the three months ended April 30, 2000 includes inventory write-offs and reserves and cancellation penalties to our manufacturing partners of $11.9 million related to restructuring the business.

Research and Development Expenses

    Research and development expenses include compensation and associated costs relating to development personnel, operating system software costs and prototyping costs, which are comprised of photomask costs, pre-production wafer costs and amortization of ACL acquisition costs. Research and development expenses were $6.7 million and $7.8 million for the three months ended April 30, 2001 and 2000, respectively. Research and development expenses related to the acquisition of ACL were $0.2 million in the first quarter of fiscal 2002. The decrease is primarily related to the divestiture of the DVD product group and a reduction in the number of employees. The Company has made, and intends to continue to make, significant investments in research and development as it focuses on developing products for the Handheld Internet Appliance market. Research and development expenses are expected to increase slightly in absolute dollars in fiscal 2002.

Sales, General and Administrative Expenses

    Sales, general and administrative expenses were $1.8 million and $4.8 million for the three months ended April 30, 2001 and 2000, respectively. Sales, general and administrative expenses decreased in absolute dollars due primarily to decreased commissions on lower sales resulting from the Company's exit from the notebook multimedia market. The decrease is also due to $0.8 million of employee related severance expenses incurred in the first quarter of fiscal 2001 in connection with restructuring the business and legal expenses incurred in the first quarter of fiscal 2001 associated with the Trident lawsuit. Sales, general and administrative expenses are expected to decrease in absolute dollars in fiscal 2002.

Amortization of Deferred Compensation

    In the last three quarters of fiscal 2001, the Company granted stock options to employees and recorded deferred stock compensation within stockholders equity of $6.4 million, representing the difference between the fair market value of the common stock at the date of grant and the exercise price of these options at the date of grant. In the fourth quarter of fiscal 2001 the Company also recorded deferred stock compensation of $0.4 million in connection with its employee stock purchase plan. The Company recorded additional deferred stock compensation of $43,000 for the first quarter of fiscal 2002. Amortization of deferred compensation was $630,000 and $52,000 for the three months ended April 30, 2001 and 2000, respectively. Amortization for the three months ended April 30, 2000 includes amortization of deferred compensation charged to cost of sales of ($2,000).

Income Net of Expenses from Sale of DVD Assets

    In fiscal year 2000 the Company decided not to pursue the further development of technologies acquired from Mitel for the DVD market. In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group, which was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter. As a result, the Company has recorded a total pre-tax gain of approximately $5.2 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the three months ended April 30, 2000. During the second quarter of fiscal 2001, the Company incurred additional costs of $0.3 million. During the third quarter of fiscal 2001, the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. A total pre-tax gain of $6.5 million was recorded for the fiscal year ended January 31, 2001.

Interest Income and Other Income (Expense)

    The Company earns interest on its cash and short-term investments. Interest income and other income (expense) was $1.3 million and $0.9 million for the three months ended April 30, 2001 and 2000, respectively. Interest income was $1.4 million and $1.2 million for the three months ended April 30, 2001 and 2000, respectively. The increase in interest income stemmed from a lower percentage being invested in tax-free instruments and a higher average cash balance during the first quarter of fiscal 2002 than in the first quarter of fiscal 2001. The loss on the disposal of fixed assets was $0.1 million and $0.3 million for the three months ended April 30, 2001 and 2000, respectively. The loss in the first quarter of fiscal 2001 relates to the write off of assets as part of the restructuring of the business.

Interest Expense

    Interest expense was $11,000 and $197,000 in the first quarter of fiscal 2002 and 2001, respectively. The decrease in interest expense from fiscal 2001 to fiscal 2002 is due to the significant reduction of capital lease balances during the first quarter of fiscal 2002.

Income Taxes

    The effective tax benefit rate for the three months ended April 30, 2001 is 5%. The 5% rate represents the current refund due to the Company. The rate differs from that of the three months ended April 30, 2000 due to management's decision not to currently benefit the Company's net operating loss and tax credits beyond the amount of current refund. The tax benefit associated with the net operating loss and tax credits are offset by a valuation allowance.

Liquidity and Capital Resources

    The Company's cash, cash equivalents and short-term investments decreased $23.9 million in the three months ended April 30, 2001 to $83.9 million from $107.8 million at January 31, 2001. The decrease in cash, cash equivalents and short-term investments stems primarily from cash used in operating activities which includes the Company's deposit of $15.0 million to establish an irrevocable standby letter of credit in accordance with the extension of its wafer supply agreement with Infineon and a net loss of $7.3 million. The Company's deposit of $15.0 million is shown on the Company's Consolidated Condensed Balance Sheets as Restricted cash.

    Cash and cash equivalents used for operating activities for the three months ended April 30, 2001 was $23.1 million, compared to $3.7 million of net cash used in operating activities for the three months ended April 30, 2000. The cash used for operating activities stems primarily from the Company's deposit of $15.0 million to establish an irrevocable standby letter of credit in accordance with the extension of its wafer supply agreement with Infineon, a net loss of $7.3 million, a decrease in accounts payable and income taxes payable, and an increase in other current assets, partially offset by non-cash depreciation and amortization charges.

    Net cash provided by investing activities for the three months ended April 30, 2001 was $11.0 million, compared to $16.3 million of net cash provided by investing activities for the three months ended April 30, 2000. Net cash provided by investing activities related primarily to net proceeds from the maturities of short-term investments of $11.8 million, partially offset by purchases of property, plant and equipment. Continued operation of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of the Company's future revenues.

    Net cash provided by financing activities was $50 thousand for the three months ended April 30, 2001, compared to $242 thousand of net cash provided by financing activities for the three months ended April 30, 2000. The net cash provided by financing activities primarily represents net proceeds from the issuance of common stock and repayments on notes receivable from stockholders.

    At April 30, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $83.9 million. The Company believes that it will not generate cash from operations during the next twelve months. The Company believes the current cash, cash equivalents and short-term investments will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months. Investments will continue in new product development in new and existing areas of technology. The Company's future capital requirements will depend on many factors including the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions and enhancements to existing products, and market acceptance of the Company's products.

Factors that May Affect Results

Fluctuations in Quarterly Operating Results

    NeoMagic's quarterly and annual results of operations are affected by a variety of factors that could materially adversely affect net sales, gross margin and operating results. These factors include, among others, the rate of decline in shipments of legacy products to current NeoMagic customers, the abilities of manufacturing subcontractors to make adequate and timely deliveries, access to advanced production process technologies from manufacturing subcontractors, recruiting and retaining employees including those with engineering expertise in new disciplines, the Company's ability to develop and market new products, restructuring charges, and litigation involving antitrust, intellectual property, and other issues. In particular, the Company's new product development efforts in System-on-Chip integration and MPEG-4 for Handheld Internet Appliances represent new endeavors with extensive development cycles and consequently carry greater risks of successful and timely execution. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profits. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. Since the Company's announcement of its expectation of declining revenues, gross margins and operating results, the market price of the Common Stock has been and is expected to be for some time in the future, materially adversely affected.

Dependence on New Product Development, New Markets, Rapid Technological Change

    The Company has now exited the market for notebook multimedia ICs and is now focused on developing highly integrated semiconductors and software for smart handheld electronics, combining its proprietary MagicWare ® embedded DRAM technology with advanced processing cores and multimedia hardware acceleration for new generations of Handheld Internet Appliances. New product planning began in fiscal 2001 primarily focused on Integrated System-on-Chip semiconductor products for Handheld Internet Appliances and MPEG-4 video compression technology. The Company's future business, financial condition and results of operations will depend to a significant extent on its ability to develop new products that address these market opportunities. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future. Handheld Internet Appliances and MPEG-4 streaming video are relatively new technologies, and are characterized by rapidly changing infrastructure, evolving industry standards and uncertain average selling prices. The Company must anticipate the features and functionality that consumers and infrastructure providers will demand, incorporate those features and functionality into products that meet the exacting design requirements of equipment manufacturers, price its products competitively and introduce the products to the market on a timely basis. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability to create or acquire intellectual property, the ability of strategic manufacturing partners to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of the Company's and its customers' products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by system manufacturers and consumers, will be successfully developed, or will be introduced within the appropriate window of market demand.

    The Company intends to continue relying in part upon the integration of large DRAM with analog and logic circuitry on a single chip as a primary means of product differentiation. The integration of large DRAM memory with analog and logic circuitry on a single chip is highly complex and is critical to the Company's success. Because of the complexity of its products, however, the Company has experienced delays from time to time in completing development and introduction of new products. In addition, the Company is now embarked on the development of new products in markets in which the Company has no history. In the event that there are delays in the completion of development of future products, including the products currently under development, the Company's potential future business, financial condition, and results of operations will be materially adversely affected. Although the development cycles for the memory and logic portions of the Company's products have been relatively synchronized to date, there can be no assurance that this synchronization will continue in the future. In addition, there can be no assurance that fundamental advances in either the memory or logic components of the Company's products will not significantly increase the complexity inherent in the design and manufacture of the Company's products, rendering the Company's product technologically infeasible or uncompetitive. The time required for competitors to develop and introduce competing products may be shorter and manufacturing yields may be better than those experienced by the Company.

Dependence on Manufacturing Relationships

    The Company's products require semiconductor wafers manufactured with state-of-the-art fabrication equipment and technology. NeoMagic has a strategic relationship with Infineon, to produce its semiconductor wafers. The Company also has two other strategic relationships under evaluation. These relationships enable the Company to concentrate its resources on product design and development, where NeoMagic believes it has greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. The Company depends on these suppliers to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs, to produce products of acceptable cost and quality and at acceptable manufacturing yields, and to deliver those products to the Company on a timely basis. A manufacturing disruption experienced by any of the Company's manufacturing partners would have an adverse effect on the Company's business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies at one of the Company's suppliers is unsuccessful, the Company's business, financial condition and results of operations would be materially and adversely affected. Additionally, there can be no assurances that any of the Company's manufacturing partners will continue to devote resources to the production of the Company's products or continue to advance the process design technologies on which the manufacturing of the Company's products are based.

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

Part I. Financial Information

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    The Company's cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. During the first quarter of fiscal 2002 the Company's cash equivalents and short-term investments earned interest at an average rate of 5.4%. Due to the short-term nature of the Company's investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. The Company does not use its investment portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

    Currently all of the Company's sales and substantially all of its expenses are denominated in U.S. dollars. As a result, the Company has relatively little exposure to foreign currency exchange rate risk. The Company does not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event exposure to foreign currency risk increases, the Company may choose to hedge those exposures.

Part II. Other Information

Item 1. Legal Proceedings

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

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

      Not applicable.

  (b)
  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended April 30, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION (Registrant)
/s/ STEPHEN T. LANZA STEPHEN T. LANZA Chief Financial Officer (Principal Financial and Accounting Officer)
June 13, 2001

QuickLinks

INDEX
  Part I. Financial Information
  Item 1. Financial Statements
  Part I. Financial Information
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Part I. Financial Information
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Part II. Other Information
  Item 1. Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES