Form 10-Q
period 2001-07-31
NEOMAGIC CORP
filed 2001-09-12
CIK 1030485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2001 OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-22009

NEOMAGIC CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	77-0344424 (I.R.S. Employer Identification No.)
3250 Jay Street Santa Clara, California (Address of principal executive offices)	95054 (Zip Code)

(408) 988-7020
(Registrant's telephone number, including area code)

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at July 31, 2001 was 26,240,811

NEOMAGIC CORPORATION
FORM 10-Q

INDEX

		PAGE
PART I.	CONSOLIDATED CONDENSED FINANCIAL INFORMATION
Item 1.	Unaudited Consolidated Condensed Financial Statements:
	Consolidated Condensed Statements of Operations Three and Six months ended July 31, 2001 and 2000	3
	Consolidated Condensed Balance Sheets July 31, 2001 and January 31, 2001	4
	Consolidated Condensed Statements of Cash Flows Six months ended July 31, 2001 and 2000	5
	Notes to Unaudited Consolidated Condensed Financial Statements	6-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-15
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17-18
Item 5.	Other Information	18
Item 6.	Exhibits and Reports on Form 8-K	18
Signatures		19

Part I. Financial Information

Item I. Financial Statements

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2001	July 31, 2000	July 31, 2001	July 31, 2000
Net sales	$188	$31,908	$268	$70,785
Cost of sales	—	19,458	7	60,445

Gross margin	188	12,450	261	10,340
Operating expenses:
Research and development (1)	5,595	4,853	12,283	12,627
Sales, general and administrative (2)	1,944	3,556	3,704	8,386
Amortization of deferred compensation	634	841	1,264	893

Total operating expenses	8,173	9,250	17,251	21,906

Income (loss) from operations	(7,985)	3,200	(16,990)	(11,566)
Other income (expense), net:
Income, net of expenses, from the sale of DVD assets	—	(250)	—	4,994
Interest income and other income	839	1,556	2,144	2,505
Interest expense	—	(65)	(11)	(262)

Income (loss) before income taxes	(7,146)	4,441	(14,857)	(4,329)
Income tax provision (benefit)	(198)	1,780	(582)	(1,727)

Net income (loss)	$(6,948)	$2,661	$(14,275)	$(2,602)

Basic net income (loss) per share	$(0.27)	$.10	$(.55)	$(.10)
Diluted net income (loss) per share	$(0.27)	$.10	$(.55)	$(.10)
Weighted average common shares outstanding	26,075	25,736	25,916	25,651
Weighted average common shares outstanding, assuming dilution	26,075	25,779	25,916	25,651

(1)
Excludes $509 and $639 in amortization of deferred stock compensation for the three months ended July 31, 2001 and July 31, 2000, respectively, and $1,020 and $648 for the six months ended July 31, 2001 and July 30, 2000, respectively.

(2)
Excludes $125 and $202 in amortization of deferred stock compensation for the three months ended July 31, 2001 and July 31, 2000, respectively, and $244 and $245 for the six months ended July 31, 2001 and July 31, 2000, respectively.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	July 31, 2001	January 31, 2001(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$52,177	$72,852
Short-term investments	31,061	34,917
Accounts receivable, net	34	333
Inventory	—	—
Other current assets	4,510	4,959

Total current assets	87,782	113,061
Property, plant and equipment, net	4,667	5,770
Restricted cash	15,000	—
Deferred tax asset	527	791
Other assets	4,038	4,143

Total assets	$112,014	$123,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,554	$3,675
Compensation and related benefits	1,279	2,021
Income taxes payable	3,394	—
Deferred rent	533	475
Deferred gain on the sale of DVD assets	750	750
Advances from customers	435	510
Other accruals	607	864

Total current liabilities	8,552	8,295
Commitments and contingencies
Stockholders' equity:
Common stock	26	26
Additional paid-in-capital	77,224	76,868
Notes receivable from stockholders	(71)	(511)
Deferred compensation	(2,154)	(3,585)
Accumulated other comprehensive income (loss)	20	(20)
Retained earnings	28,417	42,692

Total stockholders' equity	103,462	115,470

Total liabilities and stockholders' equity	$112,014	$123,765

(1)
Derived from the January 31, 2001 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2001.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 31, 2001	July 31, 2000
Operating activities:
Net loss	$(14,275)	$(2,602)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,907	2,613
Loss on disposal of property, plant and equipment	77	268
Amortization of deferred compensation	1,264	910
Gain on sale of DVD assets	—	(4,994)
Changes in operating assets and liabilities:
Accounts receivable	179	7,694
Inventory	—	11,881
Other current assets	969	(996)
Restricted cash	(15,000)	—
Other assets	369	(183)
Accounts payable	(2,121)	(16,248)
Compensation and related benefits	(742)	(1,053)
Income taxes payable	3,394	(310)
Other accruals	(274)	984

Net cash used for operating activities	(24,253)	(2,036)

Investing activities:
Net proceeds from the sale of DVD assets	—	8,591
Purchases of property, plant and equipment	(881)	(695)
Purchases of short-term investments	(29,928)	(28,670)
Maturities of short-term investments	33,824	60,831

Net cash provided by investing activities	3,015	40,057

Financing activities:
Payments on lease obligation	—	(154)
Repayment on note receivable from stockholders	40	5
Net proceeds from issuance of common stock	523	567

Net cash provided by financing activities	563	418

Net increase (decrease) in cash and cash equivalents	(20,675)	38,439
Cash and cash equivalents at beginning of period	72,852	33,097

Cash and cash equivalents at end of period	$52,177	$71,536

Supplemental schedules of cash flow information:
Cash paid (received) during the period for:
Interest	$11	$262
Taxes	$(5,700)	$—

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.  Basis of Presentation:

    The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries collectively ("NeoMagic" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at July 31, 2001, the operating results for the three and six months ended July 31, 2001 and 2000, and the cash flows for the six months ended July 31, 2001 and 2000. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 2001, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

    The results of operations for the three and six months ended July 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

    The second fiscal quarters of 2002 and 2001 ended on July 29, 2001 and July 30, 2000, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of July.

2.  Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, establishes methods for recording derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As required, the Company adopted SFAS 133 effective February 1, 2001. Because NeoMagic does not currently hold any derivative instruments and does not engage in hedging activities the adoption of SFAS 133, as amended by SFAS 137, did not have a significant impact on its consolidated financial position or results of operations.

    In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 141, "Business Combination" ("SFAS 141") and Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations except for qualifying business combinations that are initiated prior to July 1, 2001. SFAS 141 further clarifies the criteria to recognize intangible assets separately from goodwill. The requirements of SFAS 141 are effective for any business combination accounted for by the purchase method that is completed after June 30, 2001 (i.e., the acquisition date is July 1, 2001 or thereafter). Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company will adopt both statements as of the beginning of its fiscal 2003. The effect of adoption of the Standards is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

3.  Earnings Per Share:

    The Company follows the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding (if applicable) during the period. Dilutive common equivalent shares consist of stock options. Employee stock options are included for the three month period ended July 31, 2000, but are excluded from the computation of diluted net income per share for the three month period ended July 31, 2001 and the six month periods ended July 31, 2001 and July 31, 2000, respectively, because the effect would have been antidilutive.

    Per share information calculated on this basis is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
	2001	2000	2001	2000
	(in thousands, except per share amounts)
Numerator:
Net income (loss)	$(6,948)	$2,661	$(14,275)	$(2,602)
Denominator:
Denominator for basic earnings (loss) per share-weighted average shares outstanding	26,075	25,736	25,916	25,651
Effect of dilutive securities:
Employee stock options	n/a	43	n/a	n/a

Denominator for diluted earnings (loss) per share	26,075	25,779	25,916	25,651

Basic earnings (loss) per share	$(.27)	$.10	$(.55)	$(.10)
Diluted earnings (loss) per share	$(.27)	$.10	$(.55)	$(.10)

    For the three months ended July 31, 2001 and for the six months ended July 31, 2001 and July 31, 2000, respectively, basic earnings per share equals diluted earnings per share due to the net loss for the period.

4.  Divestitures:

    In fiscal year 2000, the Company decided not to pursue the further development of technologies acquired from Mitel for the DVD market. In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group, which was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter of fiscal 2001. During the second quarter of fiscal 2001, the Company incurred additional costs of $0.3 million. As a result, the Company has recorded a total pre-tax gain of approximately $4.9 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the six months ended July 31, 2000 and a loss of $0.3 million for the three months ended July 31, 2000. During the third quarter of fiscal 2001, the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. A total pre-tax gain of $6.5 million was recorded for the fiscal year ended January 31, 2001.

5.  Accumulated Other Comprehensive Income

    Total accumulated other comprehensive income was $20 thousand at July 31, 2001 and $(20) thousand at January 31, 2001. Accumulated other comprehensive income consists entirely of unrealized gains on available for sale securities.

Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    When used in this discussion, the words "expects," "anticipates," "believes" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, but not limited to: the abilities of manufacturing subcontractors to make adequate and timely deliveries, the ability to attract customers, and to recruit and retain employees including those with engineering expertise in new disciplines. In particular, the Company's new product development efforts and customer engagements in System-on-Chip integration represents a new endeavor and consequently carry greater risk of successful and timely execution. Additional risk factors are listed in the Company's Form 10-K filed for the fiscal year ended January 31, 2001.

Overview

    NeoMagic pioneered the first commercially available high-performance silicon technology that integrated DRAM, complex logic and analog circuits into a single chip. The Company's proprietary MagicWare ® technology eliminates the need to drive signals off-chip to discrete memory, achieving its performance advantage while actually lowering the power consumption and extending the battery life for smaller, lighter weight portable devices. The first commercial application for the Company's technology was in the design, development and marketing of multimedia accelerators for sale to notebook computer manufacturers. The Company has exited the market for notebook multimedia ICs and is now focused on developing highly integrated semiconductors and software, combining its proprietary MagicWare ® embedded DRAM technology with advanced processing cores, multimedia hardware acceleration and audio and video capabilities, for new generations of Handheld Internet Appliances. NeoMagic believes that the market for these devices will expand rapidly as Personal Digital Assistants (PDAs), cellular phones, and portable entertainment devices grow in their capabilities and their consumer market appeal. The Company believes these devices will increasingly rely on System-on-Chip (SOC) levels of integration, combining CPU, memory, and other functions into single-chip solutions. During the second quarter of fiscal 2002 the Company introduced its new MiMagic™ family of System-on-Chip solutions for Handheld Internet Appliances. The MiMagic family provides highly integrated semiconductors and software for smart handheld electronics, combining its proprietary MagicWare ® embedded DRAM technology with advanced processing cores and multimedia hardware acceleration to enable new generations of Handheld Internet Appliances. The MiMagic NMS7040 and MiMagic NMS7041 are the first two products introduced to date in the MiMagic family. The MiMagic NMS7040 integrates a 32-bit MIPS RISC processor, high performance 2D graphics, 8-channel audio controller, 4 Megabytes of DRAM, and a broad set of peripherals including LCD touch screen interface and multiple USB host ports, all into a single Chip. The MiMagic NMS7041 has all of these features, and adds a 50 million pixel-per second 3D graphics setup and rendering pipeline for graphics-intensive applications and exciting electronics game play. The Company has begun demonstrating its new product family and expects to be ready to ship production units within the next several months. The timing and volume of shipments will depend on the Company's ability to achieve design wins. No significant revenues are expected for fiscal 2002.

    In January 2001, the Company extended its wafer supply agreement with Infineon through fiscal 2004 to support the Company's new product efforts. Under the terms of the agreement, NeoMagic will make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM process technologies. The agreement also provides for access to additional capacity and more advanced process technologies as they become available. NeoMagic has provided $15.0 million in guarantees towards its purchases over the term of the agreement. To secure this agreement, the Company opened an irrevocable standby letter of credit (LOC) in the amount of $15.0 million in February 2001. The Company has secured the LOC with a $15.0 million deposit at the issuing bank. These funds are being shown on the Company's

Consolidated Condensed Balance Sheets as restricted cash while the letter of credit remains in place. The amount will be drawn down as NeoMagic purchases wafers from Infineon over the term of the agreement through February 2004.

    In March 2001, the Company reduced its workforce in the U.S. by 18 and in Israel by 25 to be more in-line with its plans for fiscal year 2002. The Company accrued severance charges of $0.7 million associated with the reduction in workforce during the first quarter of fiscal 2002 and made cash payments of $0.4 million in connection with this restructuring activity. During the second quarter of fiscal 2002 the Company made additional cash payments of $0.4 million in connection with this restructuring activity of which $0.3 million was charged against the accrual and $0.1 million was expensed.

    The Company expects minimal future revenue from its legacy notebook multimedia IC business and does not expect significant revenues from its new product efforts in fiscal 2002. During the remainder of fiscal 2002, the Company's financial management will continue to emphasize the preservation of cash.  The Company expects to end fiscal 2002 with over $80 million in cash and equivalents, short-term investments, and restricted cash.

    The Company's fiscal year end is January 31. Any references herein to a fiscal year refer to the year ended January 31 of such year. The second fiscal quarters of 2002 and 2001 ended on July 29, 2001 and July 30, 2000, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of July.

Results of Operations

Net sales

    The Company's net sales to date have been generated from the sale of its multimedia accelerators to the personal computer industry. The Company has now exited the notebook multimedia market. Net sales were $188 thousand for the three months ended July 31, 2001, compared to $31.9 million for the three months ended July 31, 2000. Net sales were $268 thousand for the six months ended July 31, 2001, compared to $70.8 million for the six months ended July 31, 2000. Net sales decreased due to the Company's exit from the notebook multimedia market. The Company expects minimal sales of its legacy products for the remainder of fiscal 2002. The Company does not expect significant revenues from its new product efforts in fiscal 2002.

    Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 100% and 84.4% of net sales in the three months ended July 31, 2001 and 2000, respectively. Export sales accounted for 97.7% and 84.6% of net sales in the six months ended July 31, 2001 and 2000, respectively. All sales transactions were denominated in United States dollars.

    Two customers accounted for 77%, and 20% of net sales for the three months ended July 31, 2001. Four customers accounted for 34%, 19%, 16%, and 13% of net sales in the three months ended July 31, 2000. Three customers accounted for 54%, 23%, and 14% of net sales for the six months ended July 31, 2001. Four customers accounted for 27%, 22%, 16% and 14% of net sales for the six months ended July 31, 2000.

Gross Margin

    Gross margin was $188 thousand and $12.5 million for the three months ended July 31, 2001 and 2000, respectively. Gross margin was $261 thousand and $10.3 million in the six months ended July 31, 2001 and 2000, respectively. The Company had minimal sales of its fully reserved legacy notebook products in the three and six months ended July 31, 2001. The Company expects minimal sales of its legacy products for the remainder of fiscal 2002 and does not expect significant revenues from its new product efforts in fiscal 2002. Gross margin for the six months ended July 31, 2000 includes inventory write-offs and reserves and cancellation penalties to our manufacturing partners of $11.9 million related to restructuring the business.

Research and Development Expenses

    Research and development expenses include compensation and associated costs relating to development personnel, operating system software costs and prototyping costs, which are comprised of photomask costs, pre-production wafer costs, and amortization of ACL acquisition costs. Research and development expenses were $5.6 million and $4.9 million for the three months ended July 31, 2001 and 2000, respectively. Research and development expenses were $12.3 million and $12.6 million for the six months ended July 31, 2001 and 2000, respectively. The increase for the three months ended July 31, 2001 is primarily related to mask costs and other development costs associated with the Company's new product development effort in the Handheld Internet Appliance market. The decrease for the six months ended July 31, 2001 is primarily due to the divestiture of the DVD product group in April 2000. The Company has made, and intends to continue to make, significant investments in research and development as it focuses on developing products for the Handheld Internet Appliance market. Research and development expenses are expected to increase slightly in absolute dollars in fiscal 2002.

Sales, General and Administrative Expenses

    Sales, general and administrative expenses were $2.0 million and $3.6 million for the three months ended July 31, 2001 and 2000, respectively. Sales, general and administrative expenses were $3.7 million and $8.4 million for the six months ended July 31, 2001 and 2000, respectively. Sales, general and administrative expenses decreased in absolute dollars due primarily to decreased commissions on lower sales resulting from the Company's exit from the notebook multimedia market. The decrease is also due to $0.8 million of employee related severance expenses incurred in the first quarter of fiscal 2001 in connection with restructuring the business and legal expenses incurred in the first two quarters of fiscal 2001 associated with the Trident lawsuit. Lower headcount in fiscal year 2002 also contributed to the decrease. Sales, general and administrative expenses are expected to decrease in absolute dollars in fiscal 2002.

Amortization of Deferred Compensation

    In the last three quarters of fiscal 2001, the Company granted stock options to employees and recorded deferred stock compensation within stockholders equity of $6.4 million, representing the difference between the fair market value of the common stock at the date of grant and the exercise price of these options at the date of grant. In the fourth quarter of fiscal 2001 the Company also recorded deferred stock compensation of $0.4 million in connection with its employee stock purchase plan. The Company recorded additional deferred stock compensation of $43,000 for the first quarter of fiscal 2002 and $302,000 in the second quarter of fiscal 2002. Amortization of deferred compensation was $634,000 and $860,000 for the three months ended July 31, 2001 and 2000, respectively. Amortization for the three months ended July 31, 2000 includes amortization of deferred compensation charged to cost of sales of $19,000. Amortization of deferred compensation was $1,264,000 and $910,000 for the six months ended July 31, 2001 and 2000, respectively. Amortization for the six months ended July 31, 2000 includes amortization of deferred compensation charged to cost of sales of $17,000.

Income Net of Expenses from Sale of DVD Assets

    In fiscal year 2000, the Company decided not to pursue the further development of technologies acquired from Mitel for the DVD market. In April 2000, pursuant to an asset purchase agreement, the

Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group, which was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter. During the second quarter of fiscal 2001, the Company incurred additional costs of $0.3 million. As a result, the Company has recorded a total pre-tax gain of approximately $4.9 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the six months ended July 31, 2000 and a loss of $0.3 million for the three months ended July 31, 2000. During the third quarter of fiscal 2001, the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. A total pre-tax gain of $6.5 million was recorded for the fiscal year ended, January 31, 2001.

Interest and Other Income (Expense)

    The Company earns interest on its cash, cash equivalents, short-term investments, and restricted cash. Interest and other income was $0.8 million and $1.6 million for the three months ended July 31, 2001 and 2000, respectively. Interest and other income was $2.1 million and $2.5 million for the six months ended July 31, 2001 and 2000, respectively. The decrease in interest and other income stemmed primarily from lower interest income earned on lower average cash balances and from significant interest rate reductions that occurred in the second quarter of fiscal 2002. We expect declining interest income for the remainder of fiscal 2002 due to decreasing cash balances.

Interest Expense

    Interest expense was $0 and $65,000 for the three months ended July 31, 2001 and 2000, respectively. Interest expense was $11,000 and $262,000 for the six months ended July 31, 2001 and 2000, respectively. The decrease in interest expense from fiscal 2001 to fiscal 2002 is due to the significant reduction of capital lease balances during fiscal 2002.

Income Taxes

    The Company has provided an income taxes benefit of $0.2 million for the second quarter of fiscal 2002. The effective tax benefit for the six months ended July 31, 2001 was 4%, which represents a carryback refund due to the company. The rate differs from that of the six months ended July 30, 2000 due to management's decision not to benefit the Company's current year net operating loss and tax credits in excess of the amount that can be recovered via carryback claims. The deferred tax assets associated with the net operating loss and tax credits have been partially offset by a valuation allowance.

Liquidity and Capital Resources

    The Company's cash, cash equivalents and short-term investments decreased $24.6 million in the six months ended July 31, 2001 to $83.2 million from $107.8 million at January 31, 2001. The decrease in cash, cash equivalents and short-term investments stems primarily from cash used in operating activities which includes the Company's deposit of $15 million to establish an irrevocable standby letter of credit in accordance with the extension of its wafer supply agreement with Infineon and a net loss of $14.3 million offset by a $5.7 million federal tax refund. The $15 million deposit to establish the letter of credit is being shown on the Company's Consolidated Condensed Balance Sheets as restricted cash while the letter of credit remains in place.

    Cash and cash equivalents used for operating activities for the six months ended July 31, 2001 was $24.3 million, compared to $2.0 million of net cash used in operating activities for the six months ended July 31, 2000. The cash used for operating activities stems primarily from the Company's deposit of $15.0 million to establish an irrevocable standby letter of credit in accordance with the extension of its wafer supply agreement with Infineon, a net loss of $14.3 million, a decrease in accounts payable, compensation and related benefits, and other accruals, partially offset by an increase in income taxes payable, decreases in other current assets and other assets, and non-cash depreciation and amortization charges.

    Net cash provided by investing activities for the six months ended July 31, 2001, was $3.0 million, compared to $40.1 million of net cash provided by investing activities for the six months ended July 31, 2000. Net cash provided by investing activities for the six months ended July 31, 2001 related primarily to net proceeds from the maturities of short-term investments of $3.9 million, partially offset by purchases of property, plant and equipment of $0.9 million. Net cash provided for the six months ended July 31, 2000 related primarily to net proceeds from the sale of the DVD group of $8.6 million and net maturities of short-term investments of $32.2 million, partially offset by purchases of property, plant and equipment. Continued operation of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of the Company's future revenues.

    Net cash provided by financing activities was $0.6 million for the six months ended July 31, 2001, compared to $0.4 million of net cash provided by financing activities for the six months ended July 31, 2000. The net cash provided by financing activities primarily represents net proceeds from the issuance of common stock and repayments on notes receivable from stockholders.

    At July 31, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $83.2 million. The Company believes that it will not generate cash from operations during the next twelve months. The Company believes the current cash, cash equivalents and short-term investments will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months. Investments will continue in new product development in new and existing areas of technology. The Company's future capital requirements will depend on many factors including the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions and enhancements to existing products, and market acceptance of the Company's products.

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

Dependence on Product for Handheld Internet Appliances

    The Company recently launched its first highly integrated System-on-Chip (SOC) IC products for smart handheld electronics. This new MiMagic product family combines the Company's proprietary MagicWare® embedded DRAM technology and the Company's own intellectual property in multimedia hardware acceleration with advanced processing cores obtained from third parties. The Company has exited the market for notebook multimedia ICs and is now wholly dependant on its new endeavor in the developing market for Handheld Internet Appliances. The Company's future business, financial condition and results of operations will depend to a significant extent on its ability to rapidly complete development, attract customers, and begin production of its new MiMagic products, as well as to successfully define, develop, and bring to market successive generations of SOC products.

    There can be no assurances that the Company will be successful in these undertakings. There are numerous competitors seeking to address the market for handheld electronics with SOC products, some of which may have significantly more resources than NeoMagic including some of the world's largest semiconductor companies. Handheld Internet Appliances and MPEG-4 video are relatively new technologies, and are characterized by rapidly changing infrastructure, evolving industry standards and uncertain average selling prices. The Company must anticipate the features and functionality that equipment manufacturers and consumers will demand, incorporate those features and functionality into products that meet the exacting design requirements of equipment manufacturers, price its products competitively and introduce the products to the market on a timely basis. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability to create or acquire intellectual property, the ability of strategic manufacturing partners to effectively implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of the Company's and its customers' products. Within this rapidly changing market there can be no assurance that the definition of the Company's products will be suitable to actual market conditions, or that particular segments of the market will achieve anticipated volumes within expected timeframes. Additionally, the Company's customers may also develop products, using the products of the Company, which may not be suitable to changing market conditions or may not achieve anticipated volumes within expected timeframes.

    In particular, the Company is embarked upon a strategy to enable high-performance multimedia features in Handheld Internet Appliances in a very power-efficient manner. If consumers do not seek out or demonstrate preference for handheld devices with higher multimedia performance, such as 2-dimensional or 3-dimensional graphics, multi-channel audio, and MPEG-4 video, then demand for the Company's products will be adversely affected.

    The Company intends to continue relying in part upon the integration of large DRAM with analog and logic circuitry as a primary means of product differentiation. The integration of large DRAM memory with analog and logic circuitry is highly complex and is critical to the Company's success. Because of the complexity of its products, however, the Company has experienced delays from time to time in completing development and introduction of new products. In addition, the Company has recently begun demonstrating and promoting new products in markets in which the Company has no history. In the event that there are delays in the completion of development of future products, including the products currently being demonstrated but not yet in production, the Company's potential future business, financial condition, and results of operations will be materially adversely affected. In addition, there can be no assurance that fundamental advances in either the memory or logic components, or packaging, of the Company's products will not significantly increase the complexity inherent in the design and manufacture of the Company's products, rendering the Company's product technologically infeasible or uncompetitive. The time required for competitors to develop and introduce competing products may be shorter and manufacturing costs may be better than those experienced by the Company.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    The Company's cash equivalents, short-term investments, and restricted cash are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of July 31, 2001, the Company's cash equivalents, short-term investments, and restricted cash earned interest at an average rate of 4.4%. Due to the short-term nature of the Company's investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at July 31, 2001, with consistent cash balances, interest income for each of the remaining quarters of fiscal 2002 would be adversely affected by approximately $100,000 per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

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

      None.

Item 3. Defaults Upon Senior Securities

      None.

Item 4. Submission of Matters to a Vote of Security Holders

      The Annual Meeting of Stockholders was held on June 14, 2001. The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

  1)
  Election of Directors

	Votes For	Withheld
Prakash C. Agarwal	21,975,147	1,078,424
Brian P. Dougherty	22,251,143	802,428
James Lally	22,259,373	794,198
Klaus Wiemer	22,259,793	793,778
Anil Gupta	21,970,843	1,082,728
  2)
  Proposal to amend the 1997 Employee Stock Purchase Plan to provide for an increase in the number of shares of Common Stock available for issuance under the Plan by 700,000 shares.

Votes For	Against	Abstain
21,058,769	1,897,016	97,786
  3)
  Proposal to amend the Amended 1993 Stock Plan to provide for an increase in the number of shares of Common Stock available for grant under the Plan by 500,000 shares.

Votes For	Against	Abstain
17,973,030	93,175	4,987,366

  4)
  Proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending January 31, 2002.

Votes For	Against	Abstain
22,883,129	116,064	54,378

Item 5. Other Information

      Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

      Not applicable.

  (b)
  Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended July 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION (Registrant)
/s/ STEPHEN T. LANZA STEPHEN T. LANZA Chief Financial Officer (Principal Financial and Accounting Officer)
September 12, 2001

QuickLinks

INDEX
  Part I. Financial Information
  Item I. Financial Statements
NEOMAGIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)
NEOMAGIC CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands)
NEOMAGIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
NEOMAGIC CORPORATION NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  Part I. Financial Information
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Part II. Other Information
  Item 1 . Legal Proceedings
  Item 2. Changes in Securities
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES