Form 10-Q
period 2001-10-31
NEOMAGIC CORP
filed 2001-12-12
CIK 1030485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                to

Commission file number 000-22009

NEOMAGIC CORPORATION
(Exact name of Registrant as specified in its charter)

DELAWARE	77-0344424
[State or other jurisdiction of incorporation or organization]	[I.R.S. Employer Identification No.]
3250 Jay Street Santa Clara, California	95054
[Address of principal executive offices]	[Zip Code]

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

Yes /x/    No / /

The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at October 31, 2001 was 26,285,102.

NEOMAGIC CORPORATION
FORM 10-Q

INDEX

		PAGE
PART I. CONSOLIDATED CONDENSED FINANCIAL INFORMATION
Item 1.	Unaudited Consolidated Condensed Financial Statements:
	Consolidated Condensed Statements of Operations Three and Nine months ended October 31, 2001 and 2000	3
	Consolidated Condensed Balance Sheets October 31, 2001 and January 31, 2001	4
	Consolidated Condensed Statements of Cash Flows Nine months ended October 31, 2001 and 2000	5
	Notes to Unaudited Consolidated Condensed Financial Statements	6-8
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	9-16
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	17
Item 2.	Changes in Securities	17
Item 3.	Defaults Upon Senior Securities	17
Item 4.	Submission of Matters to a Vote of Security Holders	17
Item 5.	Other Information	17
Item 6.	Exhibits and Reports on Form 8-K	17
Signatures		18

Part I. Financial Information

Item I. Financial Statements

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2001	October 31, 2000	October 31, 2001	October 31, 2000
Net sales	$83	$3,912	$351	$74,697
Cost of sales	1	761	8	61,206

Gross margin	82	3,151	343	13,491
Operating expenses:
Research and development (1)	5,541	5,838	17,824	18,465
Sales, general and administrative (2)	1,736	2,155	5,440	10,541
Amortization of deferred compensation	621	805	1,885	1,698

Total operating expenses	7,898	8,798	25,149	30,704

Loss from operations	(7,816)	(5,647)	(24,806)	(17,213)
Other income (expense), net:
Income, net of expenses, from the sale of DVD assets	—	1,500	—	6,494
Interest and other income	843	1,790	2,987	4,295
Interest expense	—	—	(11)	(262)

Loss before income taxes	(6,973)	(2,357)	(21,830)	(6,686)
Income tax benefit	(188)	(935)	(770)	(2,662)

Net loss	$(6,785)	$(1,422)	$(21,060)	$(4,024)

Basic net loss per share	$(.26)	$(.06)	$(.81)	$(.16)
Diluted net loss per share	$(.26)	$(.06)	$(.81)	$(.16)
Weighted average common shares outstanding	26,263	25,800	26,032	25,701
Weighted average common shares outstanding, assuming dilution	26,263	25,800	26,032	25,701

(1)
Excludes $500 and $676 in amortization of deferred stock compensation for the three months ended October 31, 2001 and October 31, 2000, respectively, and $1,520 and $1,325 for the nine months ended October 31, 2001 and October 30, 2000, respectively.

(2)
Excludes $121 and $129 in amortization of deferred stock compensation for the three months ended October 31, 2001 and October 31, 2000, respectively, and $365 and $373 for the nine months ended October 31, 2001 and October 31, 2000, respectively.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	October 31, 2001	January 31, 2001(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,981	$72,852
Short-term investments	30,092	34,917
Accounts receivable, net	1	333
Other current assets	3,868	4,959

Total current assets	82,942	113,061
Property, plant and equipment, net	3,783	5,770
Restricted cash	15,000	—
Deferred tax asset	264	791
Other assets	3,438	4,143

Total assets	$105,427	$123,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,104	3,675
Compensation and related benefits	1,376	2,021
Income taxes payable	2,581	—
Deferred rent	558	475
Deferred gain on the sale of DVD assets	750	750
Advances from customers	92	510
Other accruals	571	864

Total current liabilities	8,032	8,295
Commitments and contingencies
Stockholders' equity:
Common stock	26	26
Additional paid-in-capital	77,212	76,868
Notes receivable from stockholders	(71)	(511)
Deferred compensation	(1,472)	(3,585)
Accumulated other comprehensive income (loss)	68	(20)
Retained earnings	21,632	42,692

Total stockholders' equity	97,395	115,470

Total liabilities and stockholders' equity	$105,427	$123,765

(1)
Derived from the January 31, 2001 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2001.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 31, 2001	October 31, 2000
Operating activities:
Net loss	$(21,060)	$(4,024)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	2,801	3,814
Loss on disposal of property, plant and equipment	77	268
Amortization of deferred compensation	1,885	1,726
Gain on sale of DVD assets	—	(6,494)
Changes in operating assets and liabilities:
Accounts receivable	190	18,887
Inventory	—	12,602
Other current assets	1,633	(208)
Restricted cash	(15,000)	—
Other assets	1,232	(426)
Accounts payable	(1,571)	(16,123)
Compensation and related benefits	(645)	(997)
Income taxes payable	2,581	(1,266)
Other accruals	(628)	(988)

Net cash provided by (used for) operating activities	(28,505)	6,771

Investing activities:
Net proceeds from the sale of DVD assets	—	10,091
Purchases of property, plant and equipment	(893)	(1,536)
Proceeds from the sale of property, plant, and equipment	1	—
Purchases of short-term investments	(44,707)	(47,994)
Maturities of short-term investments	49,620	70,765

Net cash provided by investing activities	4,021	31,326

Financing activities:
Payments on lease obligation	—	(154)
Repayment on note receivable from stockholders	40	5
Net proceeds from issuance of common stock	573	567

Net cash provided by financing activities	613	418

Net increase (decrease) in cash and cash equivalents	(23,871)	38,515
Cash and cash equivalents at beginning of period	72,852	33,097

Cash and cash equivalents at end of period	$48,981	$71,612

Supplemental schedules of cash flow information:
Cash paid (received) during the period for:
Interest	$11	$262
Taxes paid (refunded)	$(5,700)	$—

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation:

    The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries collectively ("NeoMagic" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at October 31, 2001, the operating results for the three and nine months ended October 31, 2001 and 2000, and the cash flows for the nine months ended October 31, 2001 and 2000. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 2001, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

    The results of operations for the three and nine months ended October 31, 2001 are not necessarily indicative of the results that may be expected for the year ending January 31, 2002.

    The third fiscal quarters of 2002 and 2001 ended on October 28, 2001 and October 29, 2000, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of October.

2. Recent Accounting Pronouncements

    In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, establishes methods for recording derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As required, the Company adopted SFAS 133 effective February 1, 2001. Because NeoMagic does not currently hold any derivative instruments and does not engage in hedging activities the adoption of SFAS 133, as amended by SFAS 137, did not have a significant impact on its consolidated financial position or results of operations.

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

    In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which applies to financial statements issued for fiscal years beginning after December 15, 2001. SFAS 144 supersedes FASB Statement 121, "Accounting for the Impairment of

Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," and portions of APB Opinion 30, "Reporting the Results of Operations." SFAS 144 provides a single accounting model for long-lived assets to be disposed of and significantly changes the criteria for classifying an asset as held-for-sale. Classification as held-for-sale is an important distinction since such assets are not depreciated and are stated at the lower of fair value or carrying amount. SFAS 144 also requires expected future operating losses from discontinued operations to be displayed in the period(s) in which the losses are incurred, rather than as of the measurement date as presently required. The effect of adoption of the Standards is currently being evaluated, but is not expected to have a material effect on the Company's financial position or results of operations.

3. Earnings Per Share:

    The Company follows the provisions of Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share." Basic net earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted net income per share is calculated using the weighted average number of common and dilutive common equivalent shares outstanding (if applicable) during the period. Dilutive common equivalent shares consist of stock options. Employee stock options are excluded from the computation of diluted net loss per share for the three-month periods ended October 31, 2001 and October 31, 2000, respectively, and the nine-month periods ended October 31, 2001 and October 31, 2000, respectively, because the effect would have been antidilutive.

    Per share information calculated on this basis is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)
	2001	2000	2001	2000
Numerator:
Net loss	$(6,785)	$(1,422)	$(21,060)	$(4,024)
Denominator:
Denominator for basic loss per share-weighted average shares outstanding	26,263	25,800	26,032	25,701
Effect of dilutive securities:
Employee stock options	n/a	n/a	n/a	n/a

Denominator for diluted loss per share	26,263	25,800	26,032	25,701

Basic and diluted loss per share	$(.26)	$(.06)	$(.81)	$(.16)

    For the three months ended October 31, 2001 and October 31, 2000, respectively, and for the nine months ended October 31, 2001 and October 31, 2000, respectively, basic loss per share equals diluted loss per share due to the anti-dilutive effect of stock options.

4. Divestitures:

    In fiscal year 2000, the Company decided not to pursue the further development of technologies acquired from Mitel for the DVD market. In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group, which was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter of fiscal 2001. During the second quarter of fiscal 2001, the Company incurred additional costs of $0.3 million. During the third quarter of fiscal 2001, the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. As a result, the Company has recorded a total pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the nine months ended October 31, 2000 and a gain of $1.5 million for the three months ended Octpber 31, 2000. A total pre-tax gain of $6.5 million was recorded for the fiscal year ended January 31, 2001.

5. Accumulated Other Comprehensive Income (Loss)

    Total accumulated other comprehensive income (loss) was $68 thousand at October 31, 2001 and $(20) thousand at January 31, 2001. Accumulated other comprehensive income (loss) consists entirely of unrealized gains/(losses) on available for sale securities.

6. Subsequent Events

    On December 6, 2001 the Company signed an agreement to acquire the assets and intellectual properties of LinkUp Systems Corporation in exchange for 1,600,000 shares of NeoMagic Corporation's Common Stock. The completion of the transaction is subject to customary closing conditions, including LinkUp Systems Corporation's shareholder approval, which is expected to occur in December 2001.

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

Overview

    NeoMagic's first major commercial undertakings were the design, development and marketing of multimedia accelerators for sale to notebook computer manufacturers. The Company pioneered the first commercially available high-performance silicon technology that integrated DRAM, complex logic and analog circuits into a single chip, a proprietary capability which the Company refers to as its MagicWare® embedded DRAM technology. Using this technology the Company's products achieved superior graphics, video and audio performance while actually lowering the power consumption and extending the battery life for smaller, lighter weight portable devices. The Company has exited the market for notebook multimedia ICs and is now focused on developing and selling highly integrated semiconductors and software, combining advanced processing cores with its multimedia hardware acceleration and audio and video capabilities, for new generations of Handheld Internet Appliances. NeoMagic believes that the market for these devices will expand rapidly as Personal Digital Assistants (PDAs), cellular phones, and portable entertainment devices grow in their capabilities and their consumer market appeal. The Company believes these devices will increasingly rely on System-on-Chip (SOC) levels of integration, combining CPU and multimedia hardware, as well as other functions, into single-chip solutions.

    During the second quarter of fiscal 2002 the Company introduced its new MiMagicTM family of System-on-Chip solutions for Handheld Internet Appliances. The MiMagic family provides highly integrated semiconductors and software for smart handheld electronics, combining advanced processing cores and multimedia hardware acceleration to enable new generations of Handheld Internet Appliances. The MiMagic NMS7040 and MiMagic NMS7041 are the first two products introduced to date in the MiMagic family. The MiMagic NMS7040 integrates a 32-bit MIPS RISC processor, high performance 2D graphics, 8-channel audio controller, 4 Megabytes of DRAM, and a broad set of peripherals including LCD touch screen interface and multiple USB host ports, all into a single Chip. The MiMagic NMS7041 has all of these features, and adds a 50 million pixel-per second 3D graphics setup and rendering pipeline for graphics-intensive applications and exciting electronics game play. The Company has begun demonstrating its new product family and has shipped engineering samples and boards to initial customers. The Company expects to be ready to ship production units within the next several months. The timing and volume of shipments will depend on the Company's ability to achieve design wins.

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

    In March 2001, the Company reduced its workforce in the U.S. by 18 and in Israel by 25 to be more in-line with its plans for fiscal year 2002. The Company accrued severance charges of $0.7 million associated with the reduction in workforce during the first quarter of fiscal 2002 and made cash payments of $0.4 million in connection with this restructuring activity. During the second quarter of fiscal 2002 the Company completed the restructuring activity by making additional cash payments of $0.4 million of which $0.3 million was charged against the accrual and $0.1 million was expensed.

    The Company expects minimal future revenue from its legacy notebook multimedia IC business and does not expect significant revenues from its new product efforts in fiscal 2002. During the remainder of fiscal 2002, the Company's financial management will continue to emphasize the preservation of cash.  The Company expects to end fiscal 2002 with over $85 million in cash and equivalents, short-term investments, and restricted cash.

    On December 6, 2001 the Company announced it had signed an agreement to acquire the assets and intellectual properties of LinkUp Systems Corporation ("LinkUp") of Santa Clara, California, in exchange for 1,600,000 shares of NeoMagic Common Stock. The transaction will be accounted for under the purchase method. Completion of the transaction is subject to customary closing conditions, including LinkUp shareholder approval, which is expected to occur in December. The Company expects the majority of LinkUp's 28 employees to join its workforce. NeoMagic does not expect this transaction to have a material effect on its cash or cash equivalents for the current fiscal year. LinkUp produces SOC solutions using RISC CPU cores licensed from ARM Ltd. NeoMagic intends to support current LinkUp products and customers and, through this acquisition, to accelerate the development of new SOC solutions with low-power, high performance multimedia capabilities.

    The Company's fiscal year end is January 31. Any references herein to a fiscal year refer to the year ended January 31 of such year. The third fiscal quarters of 2002 and 2001 ended on October 28, 2001 and October 29, 2000, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of October.

Results of Operations

Net sales

    The Company's net sales to date have been generated from the sale of its multimedia accelerators to the personal computer industry. The Company has now exited the notebook multimedia market. Net sales were $83 thousand for the three months ended October 31, 2001, compared to $3.9 million for the three months ended October 31, 2000. Net sales were $351 thousand for the nine months ended October 31, 2001, compared to $74.7 million for the nine months ended October 31, 2000. Net sales decreased due to the Company's exit from the notebook multimedia market. The Company expects minimal sales of its legacy products for the remainder of fiscal 2002. The Company does not expect significant revenues from its new product efforts in fiscal 2002.

    Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 73.2% and 98.5% of net sales in the three months ended October 31, 2001 and 2000, respectively. Export sales accounted for 91.9% and 85.3% of net sales in the nine months ended October 31, 2001 and 2000, respectively. All sales transactions were denominated in United States dollars.

    One customer accounted for 87% of net sales for the three months ended October 31, 2001. Three customers accounted for 34%, 16%, and 13% of net sales in the three months ended October 31, 2000. Four customers accounted for 41%, 23%, 17%, and 11% of net sales for the nine months ended

October 31, 2001. Four customers accounted for 26%, 22%, 15% and 14% of net sales for the nine months ended October 31, 2000.

Gross Margin

    Gross margin was $82 thousand and $3.2 million for the three months ended October 31, 2001 and 2000, respectively. Gross margin was $343 thousand and $13.5 million for the nine months ended October 31, 2001 and 2000, respectively. The Company had minimal sales of its fully reserved legacy notebook products in the three and nine months ended October 31, 2001. The Company expects minimal sales of its legacy products for the remainder of fiscal 2002 and does not expect significant revenues from its new product efforts in fiscal 2002. Gross margin for the nine months ended October 31, 2000 includes inventory write-offs and reserves and cancellation penalties to our manufacturing partners of $11.9 million related to restructuring the business.

Research and Development Expenses

    Research and development expenses include compensation and associated costs relating to development personnel, operating system software costs and prototyping costs, which are comprised of photomask costs, pre-production wafer costs, and amortization of ACL acquisition costs. Research and development expenses were $5.6 million and $5.8 million for the three months ended October 31, 2001 and 2000, respectively. Research and development expenses were $17.8 million and $18.5 million for the nine months ended October 31, 2001 and 2000, respectively. The decrease for the three months ended October 31, 2001 is primarily related to lower labor costs due to reduced headcount as well as lower consulting costs. The decrease for the nine months ended October 31, 2001 primarily relates to lower labor costs due to reduced headcount offset somewhat by higher photomask costs associated with the Company's new product development effort in the Handheld Internet Appliance market. The Company has made, and intends to continue to make, significant investments in research and development as it focuses on developing products for the Handheld Internet Appliance market. Research and development expenses are expected to decrease slightly in absolute dollars in fiscal 2002.

Sales, General and Administrative Expenses

    Sales, general and administrative expenses were $1.7 million and $2.2 million for the three months ended October 31, 2001 and 2000, respectively. Sales, general and administrative expenses were $5.4 million and $10.5 million for the nine months ended October 31, 2001 and 2000, respectively. Sales, general and administrative expenses decreased in absolute dollars due primarily to decreased commissions on lower sales resulting from the Company's exit from the notebook multimedia market. The decrease is also due to $0.8 million of employee related severance expenses incurred in the first quarter of fiscal 2001 in connection with restructuring the business and legal expenses incurred in the first three quarters of fiscal 2001 associated with the Trident lawsuit. Lower headcount in fiscal year 2002 also contributed to the decrease. Sales, general and administrative expenses are expected to decrease in absolute dollars in fiscal 2002.

Amortization of Deferred Compensation

    In the last three quarters of fiscal 2001, the Company granted stock options to employees and recorded deferred stock compensation within stockholders' equity of $6.4 million, representing the difference between the fair market value of the common stock at the date of grant and the exercise price of these options at the date of grant. In the fourth quarter of fiscal 2001 the Company also recorded deferred stock compensation of $0.4 million in connection with its employee stock purchase plan. The Company recorded additional deferred stock compensation of $43,000 for the first quarter of fiscal 2002 and $302,000 in the second quarter of fiscal 2002. Amortization of deferred compensation was $621,000 and $817,000 for the three months ended October 31, 2001 and 2000, respectively. Amortization for the three months ended October 31, 2000 includes amortization of deferred compensation charged to cost of sales of $12,000. Amortization of deferred compensation was $1,885,000 and $1,726,000 for the nine months ended October 31, 2001 and 2000, respectively. Amortization for the nine months ended October 31, 2000 includes amortization of deferred compensation charged to cost of sales of $28,000.

Income Net of Expenses from Sale of DVD Assets

    In fiscal year 2000, the Company decided not to pursue the further development of technologies acquired from Mitel for the DVD market. In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group, which was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter. During the second quarter of fiscal 2001, the Company incurred additional costs of $0.3 million. During the third quarter of fiscal 2001, the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. As a result, the Company has recorded a total pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the nine months ended October 31, 2000 and a gain of $1.5 million for the three months ended October 31, 2000. A total pre-tax gain of $6.5 million was recorded for the fiscal year ended January 31, 2001.

Interest and Other Income (Expense)

    The Company earns interest on its cash equivalents, short-term investments, and restricted cash. Interest and other income was $0.9 million and $1.8 million for the three months ended October 31, 2001 and 2000, respectively. Interest and other income was $3.0 million and $4.3 million for the nine months ended October 31, 2001 and 2000, respectively. The decrease in interest and other income stemmed primarily from lower interest income earned on lower average cash balances and from significant interest rate reductions that occurred in fiscal 2002. The Company expects declining interest income for the remainder of fiscal 2002 due to decreasing cash and investment balances.

Interest Expense

    Interest expense was $0 for the three months ended October 31, 2001 and 2000. Interest expense was $11,000 and $262,000 for the nine months ended October 31, 2001 and 2000, respectively. The decrease in interest expense for the nine months ended October 31, 2001 is due to the significant reduction of capital lease balances during fiscal 2002.

Income Taxes

    The Company has provided an income taxes benefit of $0.2 million for the third quarter of fiscal 2002. The effective tax benefit for the nine months ended October 31, 2001 was 3.5%, which represents a carryback refund due to the company. The rate differs from that of the nine months ended October 31, 2000 due to management's decision not to benefit the Company's current year net operating loss and tax credits in excess of the amount that can be recovered via carryback claims. The deferred tax assets associated with the net operating loss and tax credits have been partially offset by a valuation allowance.

Liquidity and Capital Resources

    The Company's cash, cash equivalents and short-term investments decreased $28.7 million in the nine months ended October 31, 2001 to $79.1 million from $107.8 million at January 31, 2001. The decrease in cash, cash equivalents and short-term investments stems primarily from cash used in operating activities which includes the Company's deposit of $15 million to establish an irrevocable standby letter of credit in accordance with the extension of its wafer supply agreement with Infineon and a net loss of $21.1 million offset by a $5.7 million federal tax refund. The $15 million deposit to establish the letter of credit is being shown on the Company's Consolidated Condensed Balance Sheets as restricted cash while the letter of credit remains in place.

    Cash and cash equivalents used for operating activities for the nine months ended October 31, 2001 was $28.5 million, compared to $6.8 million of net cash provided by operating activities for the nine months ended October 31, 2000. The cash used for operating activities stems primarily from the Company's deposit of $15.0 million to establish an irrevocable standby letter of credit in accordance with the extension of its wafer supply agreement with Infineon, a net loss of $21.1 million, a decrease in accounts payable, compensation and related benefits, and other accruals, partially offset by an increase in income taxes payable, decreases in other current assets and other assets, and non-cash depreciation and amortization charges.

    Net cash provided by investing activities for the nine months ended October 31, 2001, was $4.0 million, compared to $31.3 million of net cash provided by investing activities for the nine months ended October 31, 2000. Net cash provided by investing activities for the nine months ended October 31, 2001 related primarily to net proceeds from the maturities of short-term investments of $4.9 million, partially offset by purchases of property, plant and equipment of $0.9 million. Net cash provided for the nine months ended October 31, 2000 related primarily to net proceeds from the sale of the DVD group of $10.1 million and net maturities of short-term investments of $22.8 million, partially offset by purchases of property, plant and equipment. Continued operation of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of the Company's future revenues.

    Net cash provided by financing activities was $0.6 million for the nine months ended October 31, 2001, compared to $0.4 million of net cash provided by financing activities for the nine months ended October 31, 2000. The net cash provided by financing activities primarily represents net proceeds from the issuance of common stock and repayments on notes receivable from stockholders.

    At October 31, 2001, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $79.1 million. The Company believes that it will not generate cash from operations during the next twelve months. The Company believes the current cash, cash equivalents and short-term investments will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months. Investments will continue in new product development in new and existing areas of technology. The Company's future capital requirements will depend on many factors including the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions and enhancements to existing products, and market acceptance of the Company's products.

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

Dependence on Product for Handheld Internet Appliances

    The Company recently launched its first highly integrated System-on-Chip (SOC) IC products for smart handheld electronics. This new MiMagic product family combines the Company's own intellectual property in multimedia hardware acceleration with advanced processing cores obtained from third parties. The Company has exited the market for notebook multimedia ICs and is now wholly dependant on its new endeavor in the developing market for Handheld Internet Appliances. The Company's future business, financial condition and results of operations will depend to a significant extent on its ability to rapidly complete development, attract customers, and begin production of its new MiMagic products, as well as to successfully define, develop, and bring to market successive generations of SOC products.

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

    The Company intends to continue relying in part upon the integration of large DRAM with analog and logic circuitry, as an available means of product differentiation for at least a portion of its product line. To date, the Company has focused its DRAM integration efforts in its proprietary MagicWare embedded DRAM capability. The integration of large DRAM memory with analog and logic circuitry using this approach is highly complex. Because of the complexity of its products, however, the Company has experienced delays from time to time in completing development and introduction of new products. In addition, the Company has recently begun demonstrating and promoting new products in markets in which the Company has no history. In the event that there are delays in the completion of development of future products, including the products currently being demonstrated but not yet in production, the Company's potential future business, financial condition, and results of operations will be materially adversely affected. In addition, there can be no assurance that fundamental advances in either the memory or logic components, or packaging, of the Company's products will not significantly increase the complexity inherent in the design and manufacture of the Company's products, rendering the Company's product technologically infeasible or uncompetitive. The time required for competitors to develop and introduce competing products may be shorter and manufacturing costs may be better than those experienced by the Company.

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

Risks associated with Acquisition of the Assets of LinkUp Systems Corporation

    Assuming that the acquisition of assets from LinkUp Systems Corporation ("LinkUp") closes as expected, the Company expects to hire most of LinkUp's 28 employees, to market and sell LinkUp's existing semiconductor products and to use many of the new personnel to assist in the development of new products. Risks that could interfere with the Company's ability to achieve its objectives from this acquisition include, among other things risk that customers will not accept the LinkUp products or will not achieve volume sales for their own products that incorporate the LinkUp chips, and the risk that the Company is unable to hire or retain the former LinkUp employees or is unable to integrate them effectively into the Company's organization.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

    The Company's cash equivalents, short-term investments, and restricted cash are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of October 31, 2001, the Company's cash equivalents, short-term investments, and restricted cash earned interest at an average rate of 4.1%. Due to the short-term nature of the Company's investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at October 31, 2001, with consistent cash balances, interest income for the remaining quarter of fiscal 2002 would be adversely affected by approximately $100,000. The Company does not use its investment portfolio for trading or other speculative purposes.

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

Part II. Other Information

Item 1. Legal Proceedings

    As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court has ruled that there is no infringement by Trident. Management disagrees with this ruling and has filed an appeal in the United States Court of Appeals for the Federal Circuit. Management also believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

Item 2. Changes in Securities

    None.

Item 3. Defaults Upon Senior Securities

    None.

Item 4. Submission of Matters to a Vote of Security Holders

    None.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits
  Not applicable.

  (b)
  Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the three months ended October 31, 2001.

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION (Registrant)
/s/ STEPHEN T. LANZA STEPHEN T. LANZA Chief Financial Officer (Principal Financial and Accounting Officer)
December 12, 2001

QuickLinks

INDEX
NEOMAGIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)
NEOMAGIC CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (In thousands)
NEOMAGIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
NEOMAGIC CORPORATION NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
SIGNATURES