Form 10-K405/A
period 2001-01-31
NEOMAGIC CORP
filed 2002-03-07
CIK 1030485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K/A

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K/A or any amendment to this Form 10-K/A. /x/

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $84,949,382 as of March 25, 2001, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

        The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at March 25, 2001 was 25,891,308.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the Registrant's Proxy Statement related to the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission subsequent to the date hereof—Part III.

Explanatory Note:

        This amendment to our annual report on Form 10-K for the year ended January 31, 2001 corrects the Report of the Independent Auditors by including the signature of the auditors.

        This amendment also provides specific quantification of the write-offs, reserves, and cancellation penalties charged to cost of sales in the Gross Margin section of Management's Discussion and Analysis of Financial Condition and Results of Operations included in Item 7 and in the explanatory note 1 to the Selected Quarterly Data in Item 8.

        This amendment also eliminates the amortization of deferred compensation as a separate line item on the Statements of Operations by reallocating the respective portion of deferred compensation amortization amounts to research and development and sales, general and administrative line items. Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 has been revised to include quantification of deferred compensation amounts included in research and development and sales, general and administrative line items, as a result of the reclassification. We also updated the research and development spending stated in the Business section of Item 1. We have also made changes to Selected Consolidated Financial Data in Item 6 and Selected Quarterly Data in Item 8, in order to reflect the reclassification of amortization of deferred compensation to the respective operating expense line items, as described above.

        We have made no further changes to the previously filed Form 10-K other than those described above. All information in this Form 10-K/A is as of the date of the original Annual Report on Form 10-K. No attempt has been made to update this report to reflect events occurring subsequent to the date of the original filing.

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

Research and Development

        The Company considers the timely development and introduction of new products to be essential to maintaining its competitive position and capitalizing on market opportunities. Research and development efforts are now primarily focused on developing Integrated System-on-Chip semiconductor products for the Handheld Internet Appliance marketplace. At January 31, 2001, the Company had approximately 94 employees engaged in research and development. Research and development expenses in fiscal 2001, 2000, and 1999 were $27.5 million, $38.0 million and $31.7 million, respectively. The Company has made, and intends to continue to make, significant investments in research and development by developing new and enhanced products to serve its identified markets. Research and development expenses are expected to increase in fiscal 2002 due to development efforts on the Company's new product focus in the area of Handheld Internet Appliances. The development and successful introduction of new products presents a variety of risks, and there can be no assurance that these or other product development efforts will be completed at the time the Company expects, or that new products will be accepted in the marketplace.

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

Five Year Summary

	Year ended January 31,
	2001	2000	1999	1998	1997
Consolidated Statement of Operations Data:
Net sales	$75,806	$259,698	$240,503	$124,654	$40,792
Cost of sales	61,328	181,332	142,881	73,171	28,650

Gross margin	14,478	78,366	97,622	51,483	12,142
Operating expenses:
Research and development	27,524	37,956	31,733	16,069	8,606
Sales, general and administrative	13,068	18,506	20,763	12,312	6,522
In-process research and development (3)	—	5,348	—	—	—
Legal costs (1)	—	—	—	—	(1,503)

Total operating expenses	40,592	61,810	52,496	28,381	13,625
Income (loss) from operations	(26,114)	16,556	45,126	23,102	(1,483)
Income, net of expenses, from the sale of DVD assets (3)	6,494	—	—	—	—
Interest and other income	5,987	3,793	3,810	2,643	1,366
Interest expense	(263)	(838)	(1,339)	(1,298)	(1,046)

Income (loss) before income taxes	(13,896)	19,511	47,597	24,447	(1,163)
Income tax provision (benefit)	(5,481)	6,806	16,395	3,667	—

Net income (loss)	$(8,415)	$12,705	$31,202	$20,780	$(1,163)

Basic net income (loss) per share (2)	$(.33)	$.51	$1.32	$.95	$(.07)
Diluted net income (loss) per share (2)	$(.33)	$.49	$1.19	$.82	$(.07)
Weighted common shares outstanding (2)	25,737	24,898	23,710	21,924	17,238
Weighted common shares outstanding assuming dilution (2)	25,737	25,834	26,153	25,336	17,238

	2001	2000	1999	1998	1997
Consolidated Balance Sheet Data:
Cash and cash equivalents	$72,852	$33,097	$36,631	$35,004	$13,458
Short-term investments	34,917	63,429	56,097	36,016	—
Working capital	104,766	101,948	92,839	53,518	1,398
Total assets	123,765	149,136	144,374	107,583	27,464
Long-term obligations	—	—	—	646	1,194
Total stockholders' equity	115,470	120,215	103,395	65,127	4,200
Other Data
Number of employees	138	278	234	162	94
Net book value/share (4)	$4.49	$4.83	$4.36	$2.97	$0.24

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

Overview

        The Company designed, developed and marketed high-performance semiconductor solutions for sale to original equipment manufacturers of mobile computing products including notebook PCs, and over the last several years, began development of silicon solutions for digital cameras and DVD drives. In April 2000, the Company successfully concluded the sale of the DVD product group to LSI Logic. The Company pioneered the first commercially available high-performance silicon technology that integrated DRAM, complex logic and analog circuits into a single chip. The Company's proprietary MagicWare™ technology eliminates the need to drive signals off-chip to discrete memory, achieving a performance advantage while actually lowering the power consumption and extending the battery life for smaller, lighter weight portable devices. The first commercial application for the Company's technology was in the design, development and marketing of multimedia accelerators for sale to notebook computer manufacturers. The Company's MagicGraph128™ and MagicMedia256™ families of pin-compatible multimedia accelerators incorporated 128-bit and 256-bit memory buses, respectively.

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

Results of Operations

        The following table sets forth, for the periods indicated, certain financial data as a percentage of net sales:

	Year ended January 31,
	2001	2000	1999
Net sales	100.0%	100.0%	100.0%
Cost of sales	80.9	69.8	59.4

Gross margin	19.1	30.2	40.6
Operating expenses:
Research and development	33.3	14.6	13.2
Sales, general and administrative	17.2	7.1	8.6
In-process research and development	—	2.1	—

Total operating expenses	53.5	23.8	21.8

Income (loss) from operations	(34.4)	6.4	18.8
Income, net of expenses, from the sale of DVD assets	8.5	—	—
Interest and other income	7.9	1.5	1.6
Interest expense	(.3)	(.4)	(.6)

Income (loss) before income taxes	(18.3)	7.5	19.8
Provision (benefit) for income taxes	(7.2)	2.6	6.8

Net income (loss)	(11.1)%	4.9%	13.0%

Net sales

        The Company's net sales to date have been generated from the sale of its multimedia accelerators. The Company's historical products were used in the personal computer industry with sales primarily in Asia, Japan, and the United States. Net sales were $75.8 million, $259.7 million and $240.5 million in fiscal 2001, 2000; and 1999, respectively. The substantial decrease in sales from fiscal 2000 to fiscal 2001 is due to the Company ending its notebook multimedia product line and beginning to focus development efforts on developing Integrated System-on-Chip semiconductor products for the Handheld Internet Appliance marketplace. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period when new products are introduced and existing products reach the end of their product life cycles. The Company expects that net sales, for fiscal 2002 will be minimal due to the timing of its new products.

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

Gross Margin

        Gross margin was $14.5 million, $78.4 million and $97.6 million in fiscal 2001, 2000, and 1999, respectively. Cost of sales includes amortization of deferred compensation of $44,000, $7,000, and $31,000 for fiscal 2001, 2000, and 1999, respectively. The gross margin percentage decreased to 19.1% of net sales in fiscal 2001 from 30.2% of net sales in fiscal 2000 primarily due to excess and obsolete write-downs of $7.0 million, a lower of cost or market adjustment of $2.3 million, and cancellation penalties to our manufacturing partners of $2.6 million related to restructuring the business in the first quarter of fiscal 2001. The gross margin percentage decreased to 30.2% of net sales in fiscal 2000 from 40.6% of net sales in fiscal 1999 due primarily to increases in wafer prices for the Company's MagicMedia256 product line. Also affecting fiscal 2000 gross margin was a decrease in the dollar/yen exchange rate throughout the year and low production yields on new product ramp-ups.

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

Research and Development Expenses

        Research and development expenses include compensation and associated costs relating to development personnel, operating system software costs and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $27.5 million, $38.0 million and $31.7 million in fiscal 2001, 2000, and 1999, respectively. These expenses include amortization of deferred compensation of $2.0 million, $0.2 million, and $0.3 million in fiscal 2001, 2000, and 1999, respectively. The Company has made, and intends to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development expenses decreased in fiscal 2001 due to a reduction in the number of employees and an overall effort to reduce expenses. Research and development expenses are expected to increase in absolute dollars in fiscal 2002 due to development efforts on the Company's new product effort in the area of Handheld Internet Appliances. Research and development expenses increased in fiscal 2000 primarily as a result of increased employee related expenses on higher headcount, increased prototyping costs associated with new product development, and amortization of intangibles associated with the acquisitions of ACL and the Optical Drive Development Group of Mitel Corporation.

Sales, General and Administrative Expenses

        Sales, general and administrative expenses were $13.1 million, $18.5 million and $20.8 million in fiscal 2001, 2000, and 1999, respectively. These expenses include amortization of deferred compensation of $0.6 million, $0.4 million, and $0.5 million in fiscal 2001, 2000, and 1999, respectively. Sales, general and administrative expenses decreased in fiscal 2001 due primarily to lower outside commissions on lower sales, and the Company's ongoing cost reduction efforts offset in part by $0.8 million of employee related severance expenses incurred in the first quarter of fiscal 2001 in connection with restructuring the business. Sales, general and administrative expenses decreased in fiscal 2000 compared to fiscal 1999, due primarily to lower outside commissions on lower sales and the Company's ongoing cost reduction efforts. Because of cost controls and the Company's projections for downward revenue that will result in decreased commissions, sales, general and administrative expenses are expected to decrease in absolute dollars in fiscal 2002.

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

Impact of Currency Exchange Rates

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

January 31,	2001		2000
(in millions)	Notional	Fair Value	Notional	Fair Value
Foreign Currency Forward Contracts	$0	$0	$18.0	($0.6)

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

        The table below summarizes the Company's investment portfolio. The table includes cash, cash equivalents, and short-term investment and related average interest rates. Principal (notional) amounts as of January 31, 2001, and 2000 maturing in fiscal 2002 and fiscal 2001, respectively are as follows:

	2001		2000
January 31,
	Fair Value		Fair Value
(in thousands, except percentages)	Taxable	Non- Taxable	Taxable	Non- Taxable
Cash and cash equivalents	$72,852	$—	$32,035	$1,062
Weighted average interest rate	5.82%	—	4.8%	4.0%
Short-term investments	28,801	6,116	23,716	39,713
Weighted average interest rate	6.57%	5.54%	5.8%	4.4%

Total cash, cash equivalents and short-term investments	$101,653	$6,116	$55,751	$40,775

        Interest earned on non-taxable investments is subject to preferential tax treatment under the Internal Revenue Code.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements.    See Part IV, Item 14 of this Form 10-K.

Selected Quarterly Data (unaudited, in thousands except per share data)
 Fiscal 2001

	1st	2nd	3rd	4th
Net sales	$38,877	$31,908	$3,912	$1,109
Cost of sales (1)	40,987	19,458	761	122

Gross margin (loss)	(2,110)	12,450	3,151	987
Operating expenses:
Research and development	7,783	5,493	6,514	7,734
Sales, general and administrative	4,873	3,757	2,284	2,154
In-process research and development (3)	—	—	—	—

Total operating expenses	12,656	9,250	8,798	9,888
Income (loss) from operations	(14,766)	3,200	(5,647)	(8,901)
Income, net of expenses, from the sale of DVD assets (3)	5,244	(250)	1,500	—
Interest and other income	949	1,556	1,790	1,692
Interest expense	(197)	(65)	—	(1)

Income (loss) before income taxes	(8,770)	4,441	(2,357)	(7,210)
Income tax provision (benefit)	(3,507)	1,780	(935)	(2,819)

Net income (loss)	$(5,263)	$2,661	$(1,422)	$(4,391)

Basic net income (loss) per share (2)	$(.21)	$.10	$(.06)	$(.17)
Diluted net income (loss) per share (2)	$(.21)	$.10	$(.06)	$(.17)
Weighted common shares outstanding (2)	25,566	25,736	25,800	25,847
Weighted average common shares outstanding assuming dilution (2)	25,566	25,779	25,800	25,847

Fiscal 2000

	1st	2nd	3rd	4th
Net sales	$72,397	$60,320	$70,346	$56,635
Cost of sales	45,609	42,232	51,558	41,933

Gross margin	26,788	18,088	18,788	14,702
Operating expenses:
Research and development	9,772	10,905	9,244	8,035
Sales, general and administrative	5,247	4,311	4,537	4,411
In-process research and development (3)	5,348	—	—	—

Total operating expenses	20,367	15,216	13,781	12,446
Income (loss) from operations	6,421	2,872	5,007	2,256
Interest and other income	784	932	924	1,153
Interest expense	(252)	(218)	(197)	(171)

Income before income taxes	6,953	3,586	5,734	3,238
Income tax provision	3,692	1,076	1,614	424

Net income	$3,261	$2,510	$4,120	$2,814

Basic net income per share (2)	$.13	$.10	$.16	$.11
Diluted net income per share (2)	$.13	$.10	$.16	$.11
Weighted common shares outstanding (2)	24,476	24,460	25,039	25,291
Weighted average common shares outstanding assuming dilution (2)	25,636	26,073	25,761	26,180

(1)
The increase in cost of sales in the first quarter of fiscal 2001 was primarily due to excess and obsolete write-downs of $7.0 million, a lower of cost or market adjustment of $2.3 million, and cancellation penalties to our manufacturing partners of $2.6 million related to restructuring the business.

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

/s/ ERNST & YOUNG LLP

San Jose, California
February 12, 2001

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended January 31,	2001	2000	1999
(in thousands, except per share data)
Net sales	$75,806	$259,698	$240,503
Cost of sales(1)	61,328	181,332	142,881

Gross margin	14,478	78,366	97,622
Operating expenses:
Research and development(2)	27,524	37,956	31,733
Sales, general and administrative(3)	13,068	18,506	20,763
Acquired in-process research and development	—	5,348	—

Total operating expenses	40,592	61,810	52,496
Income (loss) from operations	(26,114)	16,556	45,126
Income, net of expenses, from the sale of DVD assets	6,494	—	—
Interest and other income	5,987	3,793	3,810
Interest expense	(263)	(838)	(1,339)

Income (loss) before income taxes	(13,896)	19,511	47,597
Income tax provision (benefit)	(5,481)	6,806	16,395

Net income (loss)	$(8,415)	$12,705	$31,202

Basic net income (loss) per share	$(.33)	$.51	$1.32
Diluted net income (loss) per share	$(.33)	$.49	$1.19
Weighted common shares outstanding	25,737	24,898	23,710
Weighted common shares outstanding assuming dilution	25,737	25,834	26,153

(1)
Includes $44, $7, and $31 in amortization of deferred stock compensation in fiscal 2001, 2000, and 1999, respectively.

(2)
Includes $2,025, $180, and $311 in amortization of deferred stock compensation in fiscal 2001, 2000, and 1999, respectively.

(3)
Includes $573, $380, and $465 in amortization of deferred stock compensation in fiscal 2001, 2000, and 1999, respectively.

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

See accompanying notes.

NEOMAGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation		Retained Earnings (Deficit)	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount
Balance at January 31, 1998	24,204,602	$24	$61,263	$(559)	$(2,801)	—	$7,200	$65,127

Issuance of common stock under stock option plan	598,030	1	2,330	—	—	—	—	2,331
Issuance of common stock under employee stock purchase plan	117,679	—	1,285	—	—	—	—	1,285
Repurchase of common stock at cost	(30,020)	—	(23)	—	—	—	—	(23)
Payment on promissory notes	—	—	—	5	—	—	—	5
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(230)	—	230	—	—	—
Amortization of deferred compensation relating to stock options	—	—	—	—	807	—	—	807
Tax benefit attributable to stock options	—	—	2,661	—	—	—	—	2,661
Net income and Comprehensive income	—	—	—	—	—	—	31,202	31,202

Balance at January 31, 1999	24,890,291	$25	$67,286	$(554)	$(1,764)	—	$38,402	$103,395

Exercise of warrants	86,788	—	—	—	—	—	—	—
Issuance of warrant	—	—	313	—	—	—	—	313
Issuance of common stock under stock option plan	404,418	—	900	—	—	—	—	900
Issuance of common stock under employee stock purchase plan	189,279	—	1,296	—	—	—	—	1,296
Repurchase of common stock at cost	(35,207)	—	(12)	—	—	—	—	(12)
Payment on promissory notes	—	—	—	29	—	—	—	29
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(123)	—	123	—	—	—
Amortization of deferred compensation relating to stock options	—	—	—	—	567	—	—	567
Tax benefit attributable to stock options	—	—	1,022	—	—	—	—	1,022
Net income and Comprehensive income	—	—	—	—	—	—	12,705	12,705

Balance at January 31, 2000	25,535,569	$25	$70,682	$(525)	$(1,074)	—	$51,107	$120,215

Issuance of common stock under stock option plan	209,572	1	339	—	—	—	—	340
Issuance of common stock under employee stock purchase plan	199,732	—	509	—	—	—	—	509
Repurchase of common stock at cost	(53,565)	—	(54)	—	—	—	—	(54)
Payment on promissory notes	—	—	—	14	—	—	—	14
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(1,687)	—	1,687	—	—	—
Addition to deferred compensation relating to stock plans	—	—	6,781	—	(6,781)	—	—	—
Amortization of deferred compensation relating to stock options	—	—	—	—	2,583	—	—	2,583
Tax benefit attributable to stock options	—	—	298	—	—	—	—	298
Net loss	—	—	—	—	—	—	(8,415)	(8,415)
Change in unrealized gain (loss) on investments	—	—	—	—	—	(20)	—	(20)

Total comprehensive loss	—	—	—	—	—	—		(8,435)

Balance at January 31, 2001	25,891,308	$26	$76,868	$(511)	$(3,585)	$(20)	$42,692	$115,470

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

				Employee Stock Purchase Plan
	Employee Option Plans
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

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on March 4, 2002.

NEOMAGIC CORPORATION
By:	/s/ STEPHEN T. LANZA STEPHEN T. LANZA Vice President, Operations and Finance and Chief Financial Officer (Principal Financial Officer)

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated:

Name	Title	Date

/s/ PRAKASH AGARWAL Prakash Agarwal	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2002
/s/ STEPHEN T. LANZA Stephen T. Lanza	Vice President, Operations and Finance, Chief Financial Officer (Principal Financial Officer)	March 4, 2002
/s/ BRIAN P. DOUGHERTY Brian P. Dougherty	Director	March 4, 2002
/s/ JIM LALLY Jim Lally	Director	March 4, 2002
/s/ KLAUS WIEMER Klaus Wiemer	Director	March 4, 2002
/s/ ANIL GUPTA Anil Gupta	Director	March 4, 2002

NEOMAGIC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JANUARY 31, 2001, 2000, AND 1999

(In thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended January 31, 1999	$132	$93	—	$225
Year ended January 31, 2000	$225	—	$19	$206
Year ended January 31, 2001	$206	—	$59	$147

INDEX TO EXHIBITS

        The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number		Description
3.1	(1)	Certificate of Incorporation of Registrant.
3.2	(1)	Form of Amended and Restated Certificate of Incorporation of Registrant to be filed upon the closing of the Offering made under the Registration Statement.
3.3	(1)	Bylaws of Registrant.
10.1	(1)	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers.
10.1	(2)	Lease Agreement, dated as of October 9, 1997, between Registrant and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.2	(1)	Amended and Restated 1993 Stock Plan and related agreements.
10.2	(2)	Amendment 1, dated as of October 15, 1997, between Registrant and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.3	(2)	Amendment to Agreement dated as of November 20, 1995, between Registrant and Mitsubishi International Corporation, as amended.
10.4	(1)	Wafer Supply Agreement, dated as of January 21, 1997, between NeoMagic International Corporation, actually-owned subsidiary of Registrant, and Mitsubishi Electric Corporation.
10.5	(1)	Form of promissory note.
10.6	(1)	Lease Agreement, dated as of February 5, 1996, between Registrant and A&P Family Investments, as landlord.
10.8	(1)	Master Lease Agreement, as amended, dated as of November 24, 1993, between Registrant and Comdisco, Inc., and certain exhibits thereto.
10.9	(1)	Master Lease Agreement, dated as of July 19, 1995, between Registrant and Venture Lending & Leasing, Inc., and certain exhibits thereto.
10.10	(1)	Agreement, dated as of November 20, 1995, between Registrant and Mitsubishi International Corporation as amended.
10.11	(1)	General Security Agreement, dated November 15, 1995, between Registrant and Mitsubishi International Corporation.
10.13	(1)	1997 Employee Stock Purchase Plan, with exhibit.
10.14	(3)	Amendment to Agreement dated as of November 20, 1995, between Registrant and Mitsubishi International Corporation, as amended.
10.15	(4)	1998 Nonstatutory Stock Option Plan.
10.16	(4)	Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation, actually-owned subsidiary of Registrant, and Siemens Aktiengesellschaft Semiconductor Group, now operating as Infineon Technologies.
10.17	(5)	General Amendment to the Wafer Supply Agreement with Product Sourcing Agreement, dated January 9, 2001, between NeoMagic International Corporation, actually-owned subsidiary of Registrant, and Infineon Technologies AG.
21.0	(5)	NeoMagic Subsidiaries.
23.0		Consent of Ernst & Young LLP, Independent Auditors.

(1)
Incorporated by reference to the Company's S-1 for the year ended January 31, 1997.

(2)
Incorporated by reference to the Company's Form 10-Q for the period ended October 31, 1997.

(3)
Incorporated by reference to the Company's Form 10-K for the year ended January 31, 1998.

(4)
Incorporated by reference to the Company's Form 10-K for the year ended January 31, 1999.

(5)
Incorporated by reference to the Company's Form 10-K for the year ended January 31, 2001.

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