Form 10-K
period 2002-01-31
NEOMAGIC CORP
filed 2002-04-29
CIK 1030485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2002,
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $102,127,050 as of March 24, 2002, based upon the closing price on the Nasdaq National Market reported for such date. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

        The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at March 24, 2002 was 28,056,882.

DOCUMENTS INCORPORATED BY REFERENCE

(1)
Portions of the Registrant's Proxy Statement related to the 2001 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission subsequent to the date hereof—Part III.

NeoMagic Corporation

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2002

TABLE OF CONTENTS

FORWARD-LOOKING STATEMENTS

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

PART I

Item 1. BUSINESS

General

        NeoMagic Corporation (the "Company" or "NeoMagic") was incorporated as a California corporation in May 1993. The Company was subsequently reincorporated as a Delaware corporation in February 1997. The Company's initial public offering occurred in March 1997. The Company operates in one industry segment. NeoMagic designs, develops and markets high-performance semiconductor solutions for sale to original equipment manufacturers ("OEMs") of Handheld Internet Appliances. Previously, the Company provided semiconductor solutions for the Notebook PC Multimedia Accelerator marketplace. In April 2000, the Company announced its intention to exit this market and is now focused on the market for Handheld Internet Appliances. The Company has only recently begun to generate minimal revenues from this new product effort.

        The Company believes that the dramatic growth of the Internet and consumer electronics provides for significant market opportunities. It is NeoMagic's strategy to participate in multiple market opportunities driven by these trends towards multimedia, mobility, and the Internet. In February 1999, the Company completed the acquisition of Associative Computers, Ltd., ("ACL") located in Raanana, Israel from Robomatix. The Company's plan includes leveraging the intellectual properties from this acquisition, other licensed technologies, and other developed technologies, to deliver innovative solutions for the capture, and playback of multimedia content for a rich Internet experience on handheld platforms.

        NeoMagic has established strategic relationships with third-party manufacturing partners to produce semiconductor products for the Company. Pursuant to these strategic relationships, NeoMagic designs the overall product, including the logic and analog circuitry, and the manufacturing partners manufacture the wafers, perform testing and package the products. NeoMagic is focused on leveraging its core competencies in integrating logic, analog and memory, along with graphics, video, 3D and other multimedia technologies, drivers, middleware and operating system software, and power management in its continued development of solutions that facilitate the mobilization of multimedia applications.

        During the fourth quarter of fiscal 2002, NeoMagic acquired certain assets, customer contracts, and intellectual properties of LinkUp Systems Corporation ("LinkUp Systems"), a small privately held company that developed a family of System-on-Chip semiconductor products for similar market opportunities to those that the Company has been pursuing. All product and market related activities of the two companies have now been merged. References to the Company's products, and sales and marketing activities going forward from this time refer to the merged product, sales and marketing activities of NeoMagic and LinkUp Systems.

Financial Information about Segments

        The Company operates in one industry segment. Please refer to Part II, Item 6 entitled "Selective Consolidated Financial Data" and Item 8 entitled "Financial Statements and Supplementary Data" of this report.

Products

        The majority of the Company's historical net sales came from the sale of multimedia accelerators to notebook PC OEMs, or to third-party subsystem manufacturers who design and manufacture notebooks on behalf of the OEMs. The multimedia accelerator products for Notebook PCs were part of the MagicGraph128 and MagicMedia256 product lines, which integrated DRAM with analog circuitry on a single chip. In April 2000, the Company announced its intention to exit the multimedia accelerator notebook PC marketplace. It is the Company's expectation that all revenues related to their legacy products for the notebook PC market have been exhausted and there will be no significant revenue related to these products in the future.

        The Company's new product direction is to produce Integrated System-on-Chip semiconductor products for the Handheld Internet Appliance marketplace. In doing so, the Company expects to develop, produce and market products that have microprocessor, graphics, audio, and video capabilities. Some portion of these products may also incorporate embedded DRAM, a technology in which NeoMagic has historically demonstrated expertise. To fully mobilize multimedia, the Company believes Handheld Internet Appliances will require a new approach for developing semiconductor solutions that deliver higher performance while minimizing power consumption, system size, weight, complexity and cost. The Company generated limited revenues late in fiscal year 2002, and at the outset of fiscal year 2003 was beginning to ramp volume production of its new products for this market opportunity.

        The Company expects the majority of revenues for fiscal year 2003 to come from five products. Three of these products fall within the category of System-on-Chip, or SOCs, for Handheld Internet Appliances:

Product Name	Description	Status at March 2002
MiMagic NMS7200	SOC for handhelds	production
MiMagic NMS7205	SOC with enhanced IO	production
MiMagic NMS7210	SOC with performance and power enhancements	sampling

        Two of these products fall within the category of companion chips, which add IO (input/output) functions to processors made by other companies:

Product Name	Description	Status at March 2002
NMC1110	Companion chip for Intel StrongARM SOC	production
NMC1121	Enhanced SOC companion chip	production

        The Company expects to introduce additional new SOC products within the MiMagic family during fiscal year 2003. These products are not expected to generate significant revenues during fiscal year 2003.

Research and Development

        The Company considers the timely development and introduction of new products to be essential to maintaining its competitive position and capitalizing on market opportunities. Research and development efforts are now primarily focused on developing Integrated System-on-Chip semiconductor products for the Handheld Internet Appliance marketplace. At January 31, 2002, the Company had approximately 98 employees engaged in research and development. Research and development expenses in fiscal 2002, 2001, and 2000 were $25.2 million, $27.5 million and $38.0 million, respectively. The Company has made, and intends to continue to make, significant investments in research and development by developing new and enhanced products to serve its identified markets. Research and development expenses are expected to increase in fiscal 2003 due to development efforts on the Company's new product focus in the area of Handheld Internet Appliances.

Sales and Marketing

        NeoMagic's sales and marketing strategy is an integral part of the Company's effort to become a leading supplier of semiconductor solutions to the leading manufacturers of Handheld Internet Appliances. To meet customer requirements and achieve design wins, the Company's sales and marketing personnel work closely with its customers, business partners and key industry trendsetters to define product features, performance, price, and market timing of new products. The Company employs a sales and marketing organization with a high level of technical expertise and product and industry knowledge to support a lengthy and complex design win process. Additionally, the Company employs a highly trained team of application engineers to assist customers in designing, testing and qualifying system designs that incorporate NeoMagic products. The Company believes that the depth and quality of this design support is key to improving customers' time-to-market deliveries and maintaining a high level of customer satisfaction, which encourages customers to utilize subsequent generations of NeoMagic's products.

        In the United States, the Company sells its products to key customers primarily through a direct sales and marketing organization, although Manufacturer's sales representatives are used in some regions where significant customer opportunities may be perceived. The Company is continuing to evaluate and update its U. S. sales channels. In Japan, as well as Korea, the Company has relied, and intends to continue to rely, upon local sales representative firms. In Taiwan, the Company now maintains a small sales presence with one direct employee to bolster the activities of multiple sales representatives. In Europe, the Company maintains one sales executive as a direct consultant, to bolster the activities of multiple sales representatives in various national locations. The Company's sales and marketing organization was restructured with the rest of the Company in April 2000, and again as a result of the acquisition of the assets of LinkUp Systems.

        In many cases, Handheld Internet Appliances are designed and manufactured by third party system manufacturers on behalf of the final brand name OEM. NeoMagic focuses on developing long-term customer relationships with both the system manufacturer and the brand name OEM. The Company believes that this approach increases the likelihood for design wins, improves the overall quality of support, and enables the timely release of customer products to market.

Manufacturing

        The Company's products require semiconductor wafers manufactured with state-of-the-art fabrication equipment and technology. NeoMagic has strategic relationships with Infineon Technologies AG of Germany ("Infineon"), and three other foundries to produce its semiconductor wafers. These relationships enable the Company to concentrate its resources on product design, development, engineering, marketing, sales and distribution where NeoMagic believes it has greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. The Company depends on these suppliers to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs, to produce products of acceptable cost and quality and at acceptable manufacturing yields, and to deliver those products to the Company on a timely basis. A manufacturing disruption experienced by any of the Company's manufacturing partners would have an adverse effect on the Company's business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies at one of the Company's suppliers is unsuccessful, the Company's business, financial condition and results of operations would be materially and adversely affected.

        The Company uses other third-party subcontractors to perform assembly, packaging and testing of the Company's products. The Company develops its own software and hardware for product testing. The Company also works with these third-party subcontractors for advanced packaging capabilities. The Company does not have long-term agreements with any of these subcontractors. As a result of this reliance on third-party subcontractors to assemble, test and provide advanced packaging for its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company's products. Due to the amount of time normally required to qualify assembly and test subcontractors, shipments could be delayed significantly if the Company is required to find alternative subcontractors.

Competition

        The market for semiconductor solutions for Handheld Internet Appliances, in which the Company is now focused, is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. NeoMagic believes that the principal factors of competition in this market are performance, price, features, power consumption, size and software support. The ability of the Company to compete successfully in this new rapidly evolving Handheld Internet Appliance market depends on a number of factors including, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, the efficiency of production, ramp up of production of the Company's products for particular system manufacturers, end-user acceptance of the system manufacturers' products, market acceptance of competitors' products and general economic conditions. The Company's ability to compete in the future will also depend on its ability to identify and ensure compliance with evolving industry standards and market trends. Unanticipated changes in market trends and industry standards could render the Company's products incompatible with products developed by major hardware manufacturers and software developers. As a result, the Company could be required to invest significant time and resources to redesign its products or obtain license rights to technologies owned by third parties in order to ensure compliance with relevant industry standards and market trends. There can be no assurance that the Company will be able to redesign its products or obtain the necessary third-party licenses within the appropriate window of market demand. If the Company's products are not in compliance with prevailing market trends and industry standards for a significant period of time, the Company could miss crucial OEM design cycles, which could result in a material adverse effect on the Company's business, financial condition and results of operations. In addition, the Company's products are designed to afford the Handheld Internet Appliance manufacturer significant advantages with respect to product performance, power consumption and size.

        NeoMagic competes with major domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include Intel's StrongARM and XScale product lines, Texas Instruments' OMAP product line, and a number of vertically integrated electronics firms who are developing their own solutions. NeoMagic may also face increased competition from new entrants into the Handheld Internet Appliance

Semiconductor market including companies currently at developmental stages. Certain of the Company's competitors may offer products with more functionality and/or higher processor speeds at the expense of battery life and power consumption than the Company's product offerings. The Company's product developments may continue to utilize embedded DRAM technologies to produce System-On-Chip technology for a portion of future product efforts. NeoMagic has significant intellectual properties and historically demonstrated expertise in this technology. However, the Company is now also exploring alternative technologies such as Multi-Chip module ("MCM") solutions and other packaging related approaches to combining multiple chips. The successful commercial introduction by competitors of products that integrate DRAM with analog and logic circuitry on a single chip, or the inability of the Company to produce products for their new market, could have a material adverse effect on the Company's business, financial condition and operating results.

Intellectual Property

        The Company relies in part on patents to protect its intellectual property. As of January 31, 2002, the Company has been issued 55 patents, each covering certain aspects of the design and architecture of the Company's products. Additionally, the Company has numerous patent applications pending. There can be no assurance that the Company's pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

        As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court has ruled that there is no infringement by Trident. Management disagreed with this ruling and filed an appeal in the United States Court of Appeals for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court's judgment of non-infringement on one patent and vacated the courts judgment of non-infringement of another patent, thereby remanding it to the lower court for further proceedings. Management also believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

Customers

        Two customers accounted for 37.6% and 15.7%, respectively, of net sales in fiscal 2002. Four customers accounted for 25.5%, 21.4%, 15.1%, and 13.6%, respectively, of net sales in fiscal 2001. Five customers accounted for 20.2%, 19.6%, 12.9%, 12.3% and 12.1% respectively, of net sales in fiscal 2000. The Company expects a significant portion of its future sales to remain concentrated with a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results and the timing of the Company's new product introduction.

Financial Information about Geographical Area

        Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 92.6%, 85.5% and 80.2% of net sales in fiscal 2002, 2001 and 2000, respectively. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in United States dollars. Fiscal 2002 net sales to customers in Japan, Taiwan, Europe, and North America totaled 52.6%, 30.6%, 9.6%, and 7.6%, respectively, of net sales. Fiscal 2001 net sales to customers in Taiwan, Japan, and North America totaled 41.5%, 34.5% and 24.0%, respectively, of net sales. Net sales to customers in Taiwan, Japan, North America and Europe totaled 52.2%, 26.9%, 19.8% and 1.1%, respectively, of net sales in fiscal 2000.

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

Employees

        As of January 31, 2002, the Company employed a total of 144 full-time employees, including 98 in research and development, 13 in applications engineering, 7 in sales and marketing, 5 in manufacturing and 21 in finance and administration. The Company also employs, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. The Company's employees are not represented by a collective bargaining organization, and the Company believes that its relations with its employees are good.

Management

Executive Officers

        The executive officers of the Company as of January 31, 2002 are as follows:

Name	Age	Position
Prakash C. Agarwal	48	President, Chief Executive Officer and Director
Stephen Lanza	42	Vice President, Operations and Finance, Chief Financial Officer
Mark Singer	42	Vice President, Corporate Marketing
Sanjay Adkar	45	Vice President, Corporate Engineering
Ravi Bhatnagar	59	Sr. Vice President, Business Development
Ernest Lin	47	Vice President, Worldwide Sales

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

        Steve Lanza joined NeoMagic in June 2000 as Vice President of Finance and Chief Financial Officer and currently serves as Vice President of Operations and Finance, and Chief Financial Officer. Mr. Lanza has over two decades of experience in financial management of technology companies. Previously, Mr. Lanza served as Vice President of Finance and Administration, and Chief Financial Officer at PolyStor from 1999 to 2000. Before joining PolyStor, Mr. Lanza spent several years at semiconductor equipment maker Watkins-Johnson Company, as Director of Finance for global business operations, Managing Director of Watkins-Johnson Europe, and as Vice President and General Manager for global business operations from 1996 to 1999. He holds a BS degree in Business Administration from California Polytechnic University, a MBA from Golden Gate University, is a Certified Management Accountant, and has a Certificate in Engineering Management from the California Institute of Technology.

        Mark Singer joined NeoMagic in March 1997 as a Senior Staff member managing Strategic Business Planning and Corporate Communications and currently serves as Vice President of Marketing. Mr. Singer has nearly 20 years management experience in the semiconductor industry. Prior to joining NeoMagic, Mr. Singer was employed at Cirrus Logic, where he was a co-founder. Mr. Singer holds a BS degree from the University of California, Berkeley, School of Business.

        Sanjay Adkar joined NeoMagic in June 2000 as Vice President of Corporate Engineering. Mr. Adkar has over a decade and a half of experience in design engineering and engineering management, developing innovative integrated circuits. Before joining NeoMagic Mr. Adkar was Senior Director of the information application organization at National Semiconductor Corporation from 1998 to 2000, where he had general management responsibility for an organization of about 90 people developing chipsets and intellectual property for information appliances. Prior to that he worked for five years at LSI Logic Corporation, most recently as Director of Design and methodology for the ASIC products organization. He holds a BS degree in Electrical Engineering from the Indian Institute of Technology, Bombay, and a MS degree in Electrical Engineering from Virginia Tech.

        Ravi Bhatnagar joined NeoMagic in December 2001 through the acquisition of LinkUp Systems Corporation. Mr. Bhatnagar has over 25 years of experience in general management, product management, and marketing in the semiconductor industry. Before joining NeoMagic, Mr. Bhatnagar served as co-founder, president and CEO of LinkUp Systems, where he guided the Company from its start in 1997 through the development and delivery of several ARM CPU-based System-on-Chip products for international companies in the PDA, smart cell phone and mobile communicator markets. Mr. Bhatnagar has also worked for Cirrus Logic as VP of the personal systems division, and Chips and Technologies as VP and general manager of the systems logic division. Mr. Bhatnagar holds a Bachelors degree in Electronics and Communications Engineering from Indian Institute of Technology, Kharagpur, India, and a Masters degree in Electrical Engineering and Computer Science from the University of California at Berkeley.

        Ernest Lin joined NeoMagic in December 2001 as a result of the acquisition of LinkUp Systems Corporation. Mr. Lin has over 20 year of engineering, sales, and general management experience in the semiconductor industry, with extensive experience in establishing and managing large and successful international sales teams and forging strong business relationships with key management at major equipment manufacturers and system design firms. Before joining NeoMagic, Mr. Lin was a co-founder and Executive Vice President of LinkUp Systems. Prior to co-founding LinkUp in 1997, Mr. Lin spent 12 years at Cirrus Logic, most recently as Vice President of Asia Pacific sales. Mr. Lin holds a Bachelor's degree in Electrical Engineering from National Taiwan University, a MBA degree from Santa Clara University, and a Master's degree in Computer Science from the University of Utah.

Item 2. PROPERTIES

        The Company's corporate headquarters, which is also its principal administrative, selling and marketing, customer service, applications engineering and product development facility, is located in Santa Clara, California and consists of approximately 90,000 square feet under leases which expire on April 30, 2003. In March 2002 45,000 square feet was extended through April 30, 2010. The Company leases offices in Israel and India under operating leases that expire at various times through December 2006. The Company believes its existing facilities are adequate for its current needs, but that additional space for growth may be required in the future.

Item 3. LEGAL PROCEEDINGS

        In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court has ruled that there is no infringement by Trident. Management disagreed with this ruling and filed an appeal in the United States Court of Appeals for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court's judgment of non-infringement on one patent and vacated the courts judgment of non-infringement of another patent, thereby remanding it to the lower court for further proceedings. Management also believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        The Company's common stock trades on the Nasdaq National Market under the symbol NMGC. The high and low closing sales prices set forth below are as reported on the Nasdaq National Market.

Quarterly Data Fiscal 2002	1st	2nd	3rd	4th
Price range common stock:
Low	$2.88	$3.14	$2.62	$2.94
High	$4.16	$4.15	$3.88	$3.79
Fiscal 2001
Price range common stock:
Low	$2.81	$2.81	$2.94	$2.69
High	$10.63	$3.88	$4.69	$4.03

        The Company had 183 stockholders of record as of March 24, 2002. The Company has not paid any dividends on its common stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying cash dividends to stockholders.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein.

Five Year Summary
(in thousands, except per share and headcount data)

	Fiscal Years ended January 31,
	2002	2001	2000	1999	1998
Consolidated Statement of Operations Data:
Net sales	$385	$75,806	$259,698	$240,503	$124,654
Cost of sales	27	61,328	181,332	142,881	73,171

Gross margin	358	14,478	78,366	97,622	51,483
Operating expenses:
Research and development	25,201	27,524	37,956	31,733	16,069
Sales, general and administrative	8,028	13,068	18,506	20,763	12,312
In-process research and development (2)	700	—	5,348	—	—
Legal costs	—	—	—	—	—

Total operating expenses	33,929	40,592	61,810	52,496	28,381
Income (loss) from operations	(33,571)	(26,114)	16,556	45,126	23,102
Income, net of expenses, from the sale of DVD assets (2)	—	6,494	—	—	—
Interest and other income	3,488	5,987	3,793	3,810	2,643
Interest expense	(12)	(263)	(838)	(1,339)	(1,298)

Income (loss) before income taxes	(30,095)	(13,896)	19,511	47,597	24,447
Income tax provision (benefit)	(1,130)	(5,481)	6,806	16,395	3,667

Net income (loss)	$(28,965)	$(8,415)	$12,705	$31,202	$20,780

Basic net income (loss) per share (1)	$(1.10)	$(.33)	$.51	$1.32	$.95
Diluted net income (loss) per share (1)	$(1.10)	$(.33)	$.49	$1.19	$.82
Weighted common shares outstanding (1)	26,311	25,737	24,898	23,710	21,924
Weighted common shares outstanding assuming dilution (1)	26,311	25,737	25,834	26,153	25,336
	2002	2001	2000	1999	1998
Consolidated Balance Sheet Data:
Cash and cash equivalents	$38,996	$72,852	$33,097	$36,631	$35,004
Short-term investments	32,914	34,917	63,429	56,097	36,016
Working capital	68,318	104,766	101,948	92,839	53,518
Total assets	108,309	123,765	149,136	144,374	107,583
Long-term obligations	—	—	—	—	646
Total stockholders' equity	98,206	115,470	120,215	103,395	65,127
Other Data
Number of employees	144	138	278	234	162
Net book value/share (3)	$3.73	$4.49	$4.83	$4.36	$2.97

(1)
See Note 1 and Note 4 of Notes to Consolidated Financial Statements.

(2)
See Note 2 of Notes to Consolidated Financial Statements.

(3)
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

        NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see "Risks That Could Affect Future Results." This section should also be read in conjunction with the Consolidated Financial Statements and related Notes.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        NeoMagic's discussion and analysis of its financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to inventories, doubtful accounts, investments, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        The Company believes the following critical accounting policies involve more significant judgments and estimates in the preparation of the Company's consolidated financial statements:

Goodwill and Other Purchased Intangible Assets

        NeoMagic has significant tangible and intangible assets on its balance sheet, including goodwill and other purchased intangibles related to acquisitions. The valuation and classification of these assets and the assignment of useful lives involve significant judgments and the use of estimates. The impairment testing of goodwill and other purchased intangibles under established accounting guidelines for impairment also requires significant use of judgment and assumptions as it pertains to the estimation of future cash flows for these assets. The Company's assets are tested and reviewed for indicators of impairment on an ongoing basis. Changes in business conditions could potentially require future adjustments to asset valuations.

        If facts and circumstances indicate that the goodwill, other intangible assets or property and equipment may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write down to fair value or discounted cash flow value is required.

Estimation of Inventory Valuations

        The Company's inventory valuation policy stipulates that at the end of each reporting period we write-down or write-off our inventory for estimated obsolescence or unmarketable inventory. The amount of the write-down or write-off is equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon reasonable assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs or write-offs may be required. Additionally, as we introduce product enhancements and new products, and improve our manufacturing processes, demand for our existing products in inventory may decrease. In the first quarter of fiscal 2001, consistent with this policy, we recorded a charge of $7.0 million for excess and obsolete write-downs related to restructuring the business. In the future, we may find that similar assessments may warrant another write-down or write-off of inventory.

Revenue Recognition

        The Company recognizes revenue from product sales when the products are shipped to the customer, title has transferred, and no significant obligations remain. In addition, the Company requires the following: (i) execution of a written customer order, (ii) delivery of the product, (iii) fee is fixed and determinable, and (iv)  collectibility of the proceeds is probable. The Company's shipment terms are typically FOB shipping point.

        With respect to products shipped to distributors, the Company generally defers recognition of product revenue until the distributors sell its products to their customers. On occasion, however, the Company will sell products with "End of Life" status to its distributors under special arrangements without any price protection or return privileges for which the Company recognizes revenue upon transfer of title, typically upon shipment.

        At the end of each accounting period, the Company makes a determination of certain factors including sales returns and allowances, which could affect the amount of revenue recorded for the period. Sales returns provisions include considerations for known but unprocessed sales returns and estimation for unknown returns based on historical experiences.

Deferred Taxes

        The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, the Company has presently fully reserved its deferred tax assets. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period such determination was made. The Company has also provided for certain potential tax liabilities. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period the reserves are no longer deemed necessary.

Overview

        NeoMagic designs, develops and markets high-performance semiconductor solutions for sale to original equipment manufacturers ("OEMs") of Handheld Internet Appliances. Previously, the

Company provided semiconductor solutions for the Notebook PC Multimedia Accelerator marketplace. In April, 2000 the Company announced its intention to exit this market and is now focused on the market for Handheld Internet Appliances. The Company has only recently begun to generate revenues from this new product effort. There can be no guarantee that the Company will be successful in the continued development, production and commercialization of this new product direction.

        The majority of the Company's net sales to date were derived from sales of its multimedia accelerator products. The Company may experience minimal sales of these products in fiscal 2003. The Company expects to see an increase in revenues from its new product efforts in the Handheld Internet Appliance market place in fiscal 2003. The Company generally recognizes revenue upon title passage for product sales directly to customers. The Company's policy is to defer recognition of revenue of shipments to distributors until the distributors sell the product. Historically, a majority of the Company's sales have been to a limited number of customers. The Company expects that a substantial portion of sales of its new products will also be to a limited number of customers. The customers contributing significant amounts of net sales have varied and will continue to vary depending on the timing and success of new product introductions by the Company and its customers.

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

        In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic (Buyer). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group, which was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter of fiscal 2001. During the second quarter of fiscal 2001 the Company incurred additional costs of $0.3 million. During the third quarter of fiscal 2001 the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. These transactions have been recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the year ended January 31, 2001. As a result, the Company has recorded a total pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the year ended January 31, 2001. In the first quarter of fiscal 2003 the Company received a $1.6 million cash payment previously contingent on the transfer of licenses with third parties to the buyer. The Company had recorded $0.8 million as a receivable shown in other current assets and deferred revenue, in fiscal 2001. The Company recorded the additional $0.8 million as a receivable shown in other current assets and deferred revenue as of January 31, 2002 on the Consolidated Balance Sheet. The gain will be recorded in the first quarter of 2003, during the period in which the claim was settled and the cash was received.

        In January 2001 the Company extended its wafer supply agreement with Infineon Technologies AG of Germany through fiscal 2004 to ensure future wafer supply for the Company's new product efforts. Under the terms of the agreement, production for NeoMagic will make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies. The agreement also provides for access to additional capacity and to more advanced process technologies to be developed by Infineon. There is no assurance that Infineon and its partners will be able to continue developing advanced eDRAM process technologies that will be adequate for the Company's needs. Due to uncertainties over Infineon's continued eDRAM product development, the Company is not using Infineon's eDRAM technology in products being introduced in 2002. NeoMagic has provided $15 million in guarantees towards its wafer purchases over the term of the agreement. Infineon and the Company are discussing potential amendments to the terms of the wafer purchase guarantee, but no decisions have been reached. If orders from NeoMagic's customers do not meet the Company's expectations, the Company may incur a charge associated with its wafer purchase guarantee.

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

        On December 18, 2001 the Company completed its acquisition of certain assets, customer contracts, and intellectual properties of LinkUp Systems Corporation ("LinkUp") of Santa Clara, California, in exchange for 1,600,000 shares of NeoMagic Common Stock. The average closing stock price from the period of December 14 through December 20 was approximately $3.13. This transaction did not have a material effect on the Company's cash or cash equivalents for the fiscal year. NeoMagic has hired most of the 28 employees of LinkUp. The transaction was accounted for under the purchase method. LinkUp was a small privately held firm that had developed a family of System-on-Chip semiconductor products using RISC CPU cores licensed from ARM Ltd. for similar market opportunities to those that the Company has been pursuing. All product and market related activities of the two companies have now been merged. NeoMagic intends to support current LinkUp products and customers and, through this acquisition, to accelerate the development of new SOC solutions with low-power, high performance multimedia communication capabilities.

        During the fourth quarter of fiscal 2002, the Company announced design wins in three of its target market segments, including communication devices such as cellular phones, entertainment devices such as handheld games and media players, and productivity devices such as PDAs and webpads. The Company now has a product line which includes three ARM7 based SOC's, as well as two peripherals to StrongARM or other processors.

        Going forward the Company expects to ship more than a quarter million dollars of its new products in the first quarter of fiscal 2003, and expects to see growth in each successive quarter for the rest of the year. While the Company expects a net loss for the next fiscal year as a whole, it is managing its spending prudently and expects to end the fiscal year with more than $55 million in cash and equivalents, short-term investments, and restricted cash.

        The Company's fiscal year end is January 31. Any references herein to a fiscal year refer to the year ended January 31 of such year.

Results of Operations

Net sales

        The Company's net sales to date have primarily been generated from the sale of its multimedia accelerators. The Company's historical products were used in the personal computer industry with sales primarily in Asia, Japan, and the United States. Net sales were $0.4 million, $75.8 million and $259.7 million in fiscal 2002, 2001 and 2000, respectively. The substantial decrease in sales from fiscal

2001 to fiscal 2002 is due to the Company ending its notebook multimedia product line and beginning to focus development efforts on developing Integrated System-on-Chip semiconductor products for the Handheld Internet Appliance marketplace. The sales in fiscal year 2002 were primarily comprised of residual orders for the Company's legacy multimedia accelerator products. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period when new products are introduced and existing products reach the end of their product life cycles. The Company expects that net sales, for fiscal 2003 will increase from fiscal 2002 due to its product introductions in the Handheld Internet Appliance marketplace.

        Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 92.6%, 85.5% and 80.2% of net sales in fiscal 2002, 2001 and 2000, respectively. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in United States dollars.

        Two customers accounted for 37.6% and 15.7%, respectively, of net sales in fiscal 2002. Four customers accounted for 25.5%, 21.4%, 15.1%, and 13.6%, respectively, of net sales in fiscal 2001. Five customers accounted for 20.2%, 19.6%, 12.9%, 12.3% and 12.1% respectively, of net sales in fiscal 2000. The Company expects a significant portion of its future sales to remain concentrated with a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results and the timing of the Company's new product introduction.

Gross Margin

        Gross margin was $0.4 million, $14.5 million and $78.4 million in fiscal 2002, 2001, and 2000, respectively. Cost of Sales includes amortization of deferred compensation of $0, $44,000, and $7,000 for fiscal 2002, 2001, and 2000, respectively. The Company had minimal sales of its fully reserved legacy notebook products in fiscal 2002. The gross margin percentage decreased to 19.1% of net sales in fiscal 2001 from 30.2% of net sales in fiscal 2000 primarily due to excess and obsolete write-downs of $7.0 million, a lower of cost or market adjustment of $2.3 million, and cancellation penalties to our manufacturing partners of $2.6 million related to restructuring the business in the first quarter of fiscal 2001.

        In the future, the Company's gross margin percentages may be affected by increased competition and related decreases in unit average selling prices (particularly with respect to older generation products), changes in the mix of products sold, timing of volume shipments of new products, the availability and cost of products from the Company's suppliers, and manufacturing yields (particularly on new products). The Company has exited the Notebook PC Multimedia Accelerator marketplace and has begun to introduce products for the Handheld Internet Appliance marketplace. Revenues from these new products are expected to be limited in fiscal 2003 and gross margins are expected to be lower than for the notebook products initially until volume production is reached.

Research and Development Expenses

        Research and development expenses include compensation and associated costs relating to development personnel, operating system software costs and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $25.2 million, $27.5 million and $38.0 million in fiscal 2002, 2001 and 2000, respectively. These expenses include amortization of deferred compensation of $2.1 million, $2.0 million, and $0.2 million in fiscal

2002, 2001, and 2000, respectively. The Company has made, and intends to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development expenses decreased in fiscal 2002 primarily relates to lower labor costs due to lower average headcount offset somewhat by higher photomask costs associated with the Company's new product development effort in the Handheld Internet Appliance market. Research and development expenses decreased in fiscal 2001 due to a reduction in the number of employees and an overall effort to reduce expenses. Research and development expenses are expected to increase in absolute dollars in fiscal 2003 due to development efforts on the Company's new product effort in the area of Handheld Internet Appliances.

Sales, General and Administrative Expenses

        Sales, general and administrative expenses were $8.0 million, $13.1 million and $18.5 million in fiscal 2002, 2001, and 2000, respectively. These expenses include amortization of deferred compensation of $0.7 million, $0.6 million, and $0.4 million in fiscal 2002, 2001, and 2000, respectively. Sales, general and administrative expenses decreased in fiscal 2001 from fiscal 2000 due primarily to lower outside commissions on lower sales, and the Company's ongoing cost reduction efforts offset in part by $0.8 million of employee related severance expenses incurred in the first quarter of fiscal 2001 in connection with restructuring the business. Sales, general and administrative expenses are expected to increase in absolute dollars in fiscal 2003 as sales of the Company's new products increase.

Acquired In-Process Research and Development

        The Company incurred approximately $0.7 million of charges for acquired in-process research and development ("IPRD") in connection with its December 2001 acquisition of LinkUp. As of the date of acquisition, IPRD has no alternative future use and did not otherwise qualify for capitalization. The amount allocated to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows from each of the technologies under development to their net present value, at an appropriate risk-adjusted rate of return. LinkUp's development efforts were in the L9200 silicon product that will use the next generation ARM technology. LinkUp's development efforts were estimated to be approximately 35% complete at the date of the acquisition. The estimated cost to complete the development effort of the L9200 product is expected to be approximately $500,000. The project is expected to be completed at the end of fiscal 2003. Revenue from a commercially viable product from this development effort was not anticipated until fiscal 2004.

Income, Net of Expenses, from the Sale of DVD Assets

        In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group that was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter of fiscal 2001. During the second quarter of fiscal 2001 the Company incurred additional costs of $0.3 million. During the third quarter of fiscal 2001 the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. As a result, the Company recorded a pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated

Condensed Statements of Operations. In the first quarter of fiscal 2003 the Company received a $1.6 million cash payment previously contingent on the transfer of licenses with third parties to the buyer. The Company had recorded $0.8 million as a receivable shown in other current assets and deferred revenue, in fiscal 2001. The Company recorded the additional $0.8 million as a receivable shown in other current assets and deferred revenue as of January 31, 2002 on the Consolidated Balance Sheet. The gain will be recorded in the first quarter of 2003, during the period in which the claim was settled and the cash was received.

Interest and Other Income

        The Company earns interest on its cash and short-term investments. Interest and other income was $3.5 million, $6.0 million and $3.8 million in fiscal 2002, 2001, and 2000, respectively. The decrease in fiscal 2002 is primarily due to lower interest income earned on lower average cash balances and from significant interest rate reductions that occurred in fiscal 2002. The increase in fiscal 2001 stemmed from higher interest income earned on higher cash and short-term investment balances.

Interest Expense

        In the past the Company paid interest and bank commissions on wafer purchases and interest on its capital leases. Interest expense was $12 thousand, $0.3 million, and $0.8 million in fiscal 2002, 2001 and 2000, respectively. The decrease in interest expense from fiscal 2001 to fiscal 2002 is due to the significant reduction of capital lease balances. The decrease in interest expense from fiscal 2000 to fiscal 2001 reflects lower interest and bank commissions on reduced purchases and lower capital lease balances.

Income Taxes

        The Company's effective tax (benefit) rate was (3.8%) in fiscal 2002, (39%) in fiscal 2001 and 35% in fiscal 2000. In fiscal year 2002, the tax benefit rate differed from the statutory rate due to an increase in the Company's valuation allowance. The benefit recorded was limited to current cash income tax refunds available. Realization of the Company's deferred tax assets, which are currently fully reserved, depends on the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. Due to the uncertainty of the timing and amount of such realization, management concluded that a full valuation allowance was required in 2002.

Liquidity and Capital Resources

        The Company's cash, cash equivalents and short-term investments were $71.9 million, $107.8 million, and $96.5 million as of the end of fiscal 2002, 2001 and 2000, respectively. The decrease in cash, cash equivalents and short-term investments in fiscal 2002 stems primarily from cash used in operating activities which includes the Company's deposit of $15 million to establish an irrevocable standby letter of credit in accordance with the extension of its wafer supply agreement with Infineon and a net loss of $29.0 million. The $15 million deposit to establish the letter of credit is being shown on the Company's Consolidated Balance Sheet as restricted cash while the letter of credit remains in place. The increase in cash, cash equivalents and short-term investments in fiscal 2001 stems primarily from cash from investing activities and from cash provided by operating activities. Cash from investing activities includes $10.1 million in proceeds from the sale of the DVD product group offset by purchases of property, plant and equipment of $2.3 million.

        Cash and cash equivalents used by operating activities was $35.4 million in fiscal 2002 while cash and cash equivalents provided from operating activities were $2.8 million and $19.6 million in fiscal 2001 and fiscal 2000, respectively. The cash used in operating activities stems primarily from the

Company's deposit of $15.0 million to establish an irrevocable standby letter of credit in accordance with the extension of its wafer supply agreement with Infineon, a net loss of $29.0 million, a decrease in accounts payable and in compensation and related benefits, an increase in other current assets, partially offset by an increase in income taxes payable and in non-cash depreciation and deferred compensation amortization charges. The cash provided from operating activities in fiscal 2001 stems primarily from decreases in accounts receivable and inventory, offset in part by the net loss of $8.4 million and decreases in accounts payable and income taxes payable. The cash provided from operating activities in fiscal 2000 stems primarily from $12.7 million in net income and a decrease in inventory, offset in part by a decrease in accounts payable.

        Net cash provided by investing activities in fiscal 2002 and fiscal 2001 was $0.6 million and $36.3 million, respectively, while net cash used for investing activities in fiscal 2000 was $25.2 million. Net cash provided by investing activities in fiscal 2002 was primarily due to net maturities of short-term investments partially offset by purchases of property, plant, and equipment. Net cash provided by investing activities in fiscal 2001 was primarily due to net proceeds received on the sale of the DVD product group of $10.1 million and net maturities of short-term investments of $28.5 million, partially offset by purchases of property, plant, and equipment. Net cash used for investing activities in fiscal 2000 related primarily to cash paid of $10.4 million for two acquisitions, $7.3 million of net purchases of short-term investments and $7.4 million of investments in property, plant and equipment. Continued operation of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of the Company's future revenues.

        Net cash provided by financing activities was $1.0 million, $0.7 million, and $2.0 million in fiscal 2002, 2001, and 2000, respectively. The net cash provided by financing activities in fiscal 2002 primarily represents net proceeds from the issuance of common stock. The net cash provided by financing activities in fiscal 2001 primarily represents net proceeds from the issuance of common stock partially offset by payments on capital lease obligations. The net cash provided by financing activities in fiscal 2000 primarily represents net proceeds from the issuance of common stock.

        At January 31, 2002, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $71.9 million. The Company believes that it will not generate cash from operating activities over the upcoming twelve months, yet believes the current cash, cash equivalents and short-term investments will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months. Investments will continue in the Company's new product development efforts in the Handheld Internet Appliance marketplace. The Company's future capital requirements will depend on many factors including the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

        In January 2001 the Company signed an extension of its wafer supply agreement with Infineon Technologies. In connection with that agreement, the Company has agreed to purchase fifty thousand wafers before February 27, 2004. To secure this agreement, the Company opened an irrevocable letter of credit in the amount of $15 million in February 2001. The Company has secured the letter of credit with a $15 million deposit at the issuing bank. In fiscal 2002, these funds are being shown on the Company's consolidated balance sheets as restricted cash until the letter of credit expires in fiscal 2004.

        In May 1996, the Company moved its principal headquarters to a new facility in Santa Clara, California, under a non-cancelable operating lease that expires in April 2003. In January 1998, the Company entered into a second non-cancelable operating lease for the building adjacent to its principal headquarters. This lease has a co-terminus provision with the original lease expiring in April 2003. In March 2002, the Company extended the term for 45,000 square feet under this lease for another 7 years with a termination date of April 2010. The Company leases offices in India and Israel under operating leases that expire at various times through December 2006. Future minimum lease payments under non-cancellable operating leases are as follows:

Fiscal year ending January 31:
(in thousands)
2003*	$1,802
2004*	1,185
2005	1,057
2006	1,083
2007	1,095
Thereafter	3,497

Total minimum lease payments	$9,719

*
Fiscal 2003 and fiscal 2004 are net of sublease income of $439,000 and $30,000, respectively.

        Recent tax legislative changes that occurred subsequent to year-end will enable the Company to extend its tax loss carry-back period. The change will enable the Company to apply recent tax losses to additional previous years of profitability, which would result in additional tax refunds to the Company. The Company is in the process of evaluating the amount of additional refunds it will be entitled to under the new tax legislation.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." FAS No. 144 supercedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of FAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The effect of adopting FAS No. 144 has been evaluated by the Company, and is not expected to have a material adverse effect on the Company's financial position or results of operations.

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

        The Company will apply Statement 142 beginning in the first quarter of 2003. Application of the non-amortization provisions of Statement 142 will reduce amortization expense in fiscal 2003. The Company will reclassify certain intangible assets, as prescribed by Statement 142, to goodwill at the date of adoption. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 in the first quarter of 2003. Any impairment charge resulting from these transitional impairment tests will be reflected as a cumulative effect of a change in accounting principle.

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

Impact of Currency Exchange Rates

        In the past, the Company has purchased wafers under contracts denominated in yen. Significant appreciation in the value of the yen relative to the value of the U.S. dollar would make the wafers relatively more expensive to the Company, which would have a material adverse effect on the Company's business, financial condition and results of operations. The Company has in the past and may in the future enter into foreign currency forward contracts to minimize short-term foreign currency fluctuation exposures related to these firm purchase commitments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policies for these instruments are based on the Company's designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions.

        Notwithstanding the measures the Company has adopted, due to the unpredictability and volatility of currency exchange rates and currency controls, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. In fiscal 2002 all the Company's payments to U.S. suppliers were denominated in U.S. dollars. The Company did not experience fluctuations during fiscal 2001 that negatively impacted the Company's gross margin and results of operations due to limited foreign exchange activity during the year, as a result of the Company exiting the notebook product market.

Factors that May Affect Results

Our Annual and Quarterly Performance May Fluctuate

        The Company's quarterly and annual results of operations are affected by a variety of factors that could materially adversely affect net sales, gross margin and operating results. These factors include, among others, the abilities of manufacturing subcontractors to make adequate and timely deliveries, access to advanced production process technologies from manufacturing subcontractors, recruiting and retaining employees including those with engineering expertise in new disciplines. In particular, the Company's new product development efforts and customer engagements in System-on-Chip integration and supporting multimedia technologies such as MPEG-4 streaming video represent new endeavors and consequently carry greater risks of successful and timely execution. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profits. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. Since the Company's announcement of its restructuring in April of 2000, and of its expectation of declining revenues, gross margins and operating results, the market price of the Common Stock has been and is expected to be for some time in the future, materially adversely affected.

We have a Limited Customer Base

        The Company's sales were historically concentrated within a limited customer base in the notebook PC market. The Company has now exited the notebook PC market and is currently beginning to generate revenues from products for the Handheld Internet Appliance market. The Company expects to have commitments from only a limited number of customers during fiscal 2003. The Company expects that a small number of customers will account for a substantial portion of its net sales for the foreseeable future. Furthermore, the majority of the Company's sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products, or by a decline in the number of Handheld Internet Appliances sold by a single customer.

We May Lose Our Customer Base

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

We Face Intense Competition in Our Markets

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

        NeoMagic competes with major domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include Intel's StrongARM and XScale product lines, Texas Instruments' OMAP product line, and a number of vertically integrated electronics firms who are developing their own solutions. NeoMagic may also face increased competition from new entrants into the Handheld Internet Appliance Semiconductor market including companies currently at developmental stages. Certain of the Company's competitors may offer products with more functionality and or higher processor speeds at the expense of battery life and power consumption than the Company's product offerings. The Company's product developments may continue to utilize embedded DRAM technologies to produce System-On-Chip technology for a portion of future product efforts. NeoMagic has significant intellectual properties and historically demonstrated expertise in this technology. However, the Company is now also exploring alternative technologies such as Multi-Chip module ("MCM") solutions and other packaging related approaches to combining multiple chips. The successful commercial introduction by competitors of products that integrate DRAM with analog and logic circuitry on a single chip, or the inability of the Company to produce products for their new market, could have a material adverse effect on the Company's business, financial condition and operating results.

        Some of the Company's current and potential competitors operate their own manufacturing facilities. Since the Company does not operate its own manufacturing facility and may from time-to-time make binding commitments to purchase products, it may not be able to reduce its costs and cycle time or adjust its production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on the Company's results of operations.

Our Products May be Incompatible with Evolving Industry Standards and Market Trends

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

We Depend on New Product Development to Meet Rapid Market and Technological Change

        The Company is now focused on providing high-performance semiconductor solutions for sale to original equipment manufacturers of Handheld Internet Appliances. New product planning is primarily focused on Integrated System-on-Chip semiconductor products for Handheld Internet Appliances, and multimedia technologies for integration into such products, such as MPEG-4 video compression, image processing, graphics, and audio technologies. The Company's future business, financial condition and results of operations will depend to a significant extent on its ability to develop new products that address these market opportunities. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future.

        The markets for Handheld Internet Appliances are emerging opportunities, characterized by rapidly changing infrastructure, evolving industry standards and uncertain average selling prices. The Company must anticipate the features and functionality that consumers and infrastructure providers will demand, incorporate those features and functionality into products that meet the exacting design requirements of equipment manufacturers, price its products competitively and introduce the products to the market on a timely basis. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability to create or acquire Intellectual Property, the ability of strategic manufacturing partners to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of the Company's and its customers' products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by system manufacturers and consumers, will be successfully developed, or will be introduced within the appropriate window of market demand, nor can there be assurance that customers who utilize the Company's semiconductor products will achieve the levels of market success with their own system products that they may project to the Company.

        Because of the complexity of its products, the Company has experienced delays from time to time in completing development and introduction of new products. In addition, the Company is now beginning production and continuing the development of new products in markets in which the Company has little history. In the event that there are delays in ramping production of current products, or in the completion of development of future products, including the products currently under development for introduction over the next 12 to 18 months, the Company's potential future business, financial condition, and results of operations will be materially adversely affected. In addition, the time required for competitors to develop and introduce competing products may be shorter, manufacturing yields may be better, and production costs may be lower than those experienced by the Company.

        The Company has exited the Notebook PC market and has only recently begun generating minor levels of revenues from its Handheld Internet Appliance products. While revenues are expected to grow, the low initial levels of revenues at the beginning of the year will have a material adverse effect on the Company's business, financial condition and results of operations in fiscal 2003.

We Depend on Third-Party Manufacturers to Produce Our Products

        The Company's products require wafers manufactured with state-of-the-art fabrication equipment and techniques. The Company currently utilizes several foundries for wafer fabrication. The Company has also signed an extended wafer supply agreement with Infineon Technologies AG of Germany to manufacture the Company's wafers. The Company expects that, for the foreseeable future, some of its products will be manufactured by a single source. Since, in the Company's experience, the lead time needed to establish a strategic relationship with a new wafer fabrication partner is at least 12 months, and the estimated time for a foundry to switch to a new product line ranges from four to nine months, there may be no readily available alternative source of supply for specific products. A manufacturing disruption experienced by the Company's manufacturing partners, the failure of the Company's manufacturing partners to dedicate adequate resources to the production of the Company's products, or the financial instability of the Company's manufacturing partners would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies by the Company's manufacturing partner is unsuccessful, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

We Rely on Third-Party Subcontractors to Assemble and Test Our Products

        The Company's notebook multimedia products have been assembled and tested by third party subcontractors as are the Company's new products for the Handheld Internet Appliance marketplace. The Company does not have long-term agreements with any of these subcontractors. Such assembly and testing is conducted on a purchase order basis. As a result of its reliance on third party subcontractors to assemble and test its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company's products. Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if the Company were required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and test of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

We May Encounter Inventory Excess or Shortage

        The Company has wafer supply relationships with several foundries to support the Company's product efforts. Normally, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and to place binding purchase orders three to four months prior to shipment. The Company orders wafers for deliveries at least 3-5 months in advance and with the additional time to assemble and test wafers, the Company can have orders for finished goods that will not be available for up to six months into the future. If the Company does not have sufficient demand for its products and cannot cancel its current and future commitments without material impact, the Company may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If the Company cancels a purchase order, it must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must make forecasts and place purchase orders for wafers before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic, and from time-to-time will cause the Company to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in "just in time" ordering by manufacturers, semiconductor companies such as the Company from time-to-time must take charges for excess inventory. The Company did in fact incur such charges in fiscal 2001 of $9.2 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on the Company's financial condition and results of operations. Conversely, failure to order sufficient wafers would cause the Company to miss revenue opportunities and, if significant, could impact sales by the Company's customers, which could adversely affect the Company's customer relationships and thereby materially adversely affect the Company's business, financial condition and results of operations. At January 31, 2002, the Company has no significant outstanding purchase orders for the delivery of inventory.

Risks with Infineon Production Guarantee

        In January 2001 the Company extended its wafer supply agreement with Infineon Technologies AG of Germany through fiscal 2004 to ensure future wafer supply for the Company's new product efforts. Under the terms of the agreement, production for NeoMagic will make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies. The agreement also provides for access to additional capacity and to more advanced process technologies to be developed by Infineon. There is no assurance that Infineon and its partners will be able to continue developing advanced eDRAM process technologies that will be adequate for the Company's needs. Due to uncertainties over Infineon's continued eDRAM product development, the Company is not using Infineon's eDRAM technology in products being introduced in 2002. NeoMagic has provided $15 million in guarantees towards its wafer purchases over the term of the agreement. Infineon and the Company are discussing potential amendments to the terms of the wafer purchase guarantee, but no decisions have been reached. If orders from NeoMagic's customers do not meet the Company's expectations, the Company may incur a charge associated with its wafer purchase guarantee.

        Infineon has informed NeoMagic that it will be transferring its e-DRAM development and production to another manufacturing facility in its cluster program. The transfer of eDRAM technologies is complex and entails numerous process risks.

Our Manufacturing Yields May Fluctuate

        The fabrication of semiconductors is an extremely complex process, which typically includes hundreds of process steps. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, utilization of equipment with variations and numerous other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. The Company purchases wafers, not die, and pays an agreed upon price for wafers meeting certain acceptance criteria. Accordingly, the Company bears the risk of the yield of good die from wafers purchased meeting the acceptance criteria. The Company experienced such yield problems in fiscal 2000, which materially adversely affected the Company's net sales, gross margins and results of operations in fiscal 2000 and 2001.

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

Integration Risks Associated with the Acquisition of the Assets of LinkUp Systems Corporation

        In the fourth quarter of fiscal year 2002, the Company acquired the assets of LinkUp Systems, a privately held semiconductor company that was pursuing a similar product and market strategy. References to future product developments and market and sales expectations reflect the merged activities of NeoMagic and LinkUp Systems. However, there can be no assurance that the Company will be able to successfully undertake the manufacturing, marketing and sales of LinkUp products in a timely and successful manner. Delays or interruptions in the ramp of production, inability to retain former LinkUp employees or to integrate them effectivley into the Company's organization, or the loss of supplier or customer relationships as a result of the NeoMagic acquisition of LinkUp, could have a material adverse effect on operational results during fiscal year 2003.

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

        The Company relies in part on patents to protect its intellectual property. As of January 31, 2002 the Company has been issued 55 patents, each covering certain aspects of the design and architecture of the Company's products. Additionally, the Company has numerous patent applications pending. There can be no assurance that the Company's pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

        As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court has ruled that there is no infringement by Trident. Management disagreed with this ruling and filed an appeal in the United States Court of Appeals for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court's judgment of non-infringement on one patent and vacated the courts judgment of non-infringement of another patent, thereby remanding it to the lower court for further proceedings. Management also believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

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

We Depend on International Sales and Suppliers

        Export sales have been a critical part of the Company's business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 92.6%, 85.5% and 80.2% of the Company's net sales for fiscal 2002, 2001, and 2000, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Letters of credit issued by customers have supported a portion of the Company's international sales. To date, the Company's international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of the Company's customers could make the Company's products relatively more expensive than competitors' products sold in the customer's local currency.

        International manufacturers have produced, and are expected to continue to produce for the foreseeable future, all of the Company's wafers. In addition, many of the assembly and test services used by the Company are procured from international sources. Under the Company's wafer supply agreement with Infineon and under purchase orders with other manufacturing suppliers, the wafers are priced in U.S. dollars.

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

We May Need Additional Capital

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

We are Dependent on Qualified Personnel

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

We May Experience Resource Shortages in our Future Growth

        Any continued growth in the Company's sales or any continued expansion in the scope of our operations could strain our current management, financial, manufacturing and other resources and may require the Company to implement and improve a variety of operating, financial and other systems, procedures and controls. Specifically the Company has experienced strain in its financial and order management system, as a result of its acquisitions. While the Company plans to expand its sales, accounting, manufacturing, and other information systems to meet these challenges, there can be no assurance that these efforts will succeed, or that any existing or new systems over time, procedures or controls will be adequate to support its operations or that its systems, procedures and controls will be designed, implemented or improved in a cost effective and timely manner. Any failure to implement, improve and expand such systems, procedures and controls in a timely and efficient manner could harm the company's growth strategy and adversely affect its financial condition and ability to achieve its business objectives.

Our Stock Price May Be Volatile

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

        The table below summarizes the Company's investment portfolio. The table includes cash, cash equivalents, short-term investment, restricted cash, and related average interest rates. Principal (notional) amounts as of January 31, 2002, and 2001 maturing in fiscal 2003 and fiscal 2002, respectively are as follows:

January 31,	2002		2001
	Fair Value		Fair Value
(in thousands, except percentages)
	Taxable	Non-Taxable	Taxable	Non-Taxable
Cash and cash equivalents	$38,996	$—	$72,852	$—
Weighted average interest rate	1.89%	—	5.82%	—
Short-term investments	32,914	—	28,801	6,116
Weighted average interest rate	2.39%	—	6.57%	5.54%
Restricted cash	15,000	—	—	—
Weighted average interest rate	1.60%	—	—	—

Total cash, cash equivalents and short-term investments	$86,910	$—	$101,653	$6,116

        Interest earned on non-taxable investments is subject to preferential tax treatment under the Internal Revenue Code.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements.    See Part IV, Item 14 of this Form 10-K.

Selected Quarterly Data (unaudited, in thousands except per share data)
 Fiscal 2002

	1st	2nd	3rd	4th
Net sales	$80	$188	$83	$34
Cost of sales	7	—	1	19

Gross margin	73	188	82	15
Operating expenses:
Research and development	7,199	6,104	6,041	5,857
Sales, general and administrative	1,879	2,069	1,857	2,223
In-process research and development (3)	—	—	—	700

Total operating expenses	9,078	8,173	7,898	8,780
Loss from operations	(9,005)	(7,985)	(7,816)	(8,765)
Income, net of expenses, from the sale of DVD assets (3)	—	—	—	—
Interest and other income	1,305	839	843	501
Interest expense	(11)	—	—	(1)

Loss before income taxes	(7,711)	(7,146)	(6,973)	(8,265)
Income tax benefit	(384)	(198)	(188)	(360)

Net loss	$(7,327)	$(6,948)	$(6,785)	$(7,905)

Basic net loss per share (2)	$(.28)	$(.27)	$(.26)	$(.29)
Diluted net loss per share (2)	$(.28)	$(.27)	$(.26)	$(.29)
Weighted common shares outstanding (2)	25,758	26,075	26,263	27,147
Weighted average common shares outstanding assuming dilution (2)	25,758	26,075	26,263	27,147

Fiscal 2001

	1st	2nd	3rd	4th
Net sales	$38,877	$31,908	$3,912	$1,109
Cost of sales (1)	40,987	19,458	761	122

Gross margin (loss)	(2,110)	12,450	3,151	987
Operating expenses:
Research and development	7,783	5,493	6,514	7,734
Sales, general and administrative	4,873	3,757	2,284	2,154
In-process research and development (3)	—	—	—	—

Total operating expenses	12,656	9,250	8,798	9,888
Income (loss) from operations	(14,766)	3,200	(5,647)	(8,901)
Income, net of expenses, from the sale of DVD assets (3)	5,244	(250)	1,500	—
Interest and other income	949	1,556	1,790	1,692
Interest expense	(197)	(65)	—	(1)

Income (loss) before income taxes	(8,770)	4,441	(2,357)	(7,210)
Income tax provision (benefit)	(3,507)	1,780	(935)	(2,819)

Net income (loss)	$(5,263)	$2,661	$(1,422)	$(4,391)

Basic net income loss per share (2)	$(.21)	$.10	$(.06)	$(.17)
Diluted net income loss per share (2)	$(.21)	$.10	$(.06)	$(.17)
Weighted common shares outstanding (2)	25,566	25,736	25,800	25,847
Weighted average common shares outstanding assuming dilution (2)	25,566	25,779	25,800	25,847

(1)
The increase in cost of sales in the first quarter of fiscal 2001 was primarily due to excess and obsolete write-downs of $7.0 million, a lower of cost or market adjustment of $2.3 million, and cancellation penalties to our manufacturing partners of $2.6 million related to restructuring the business.

(2)
See Note 1 and 4 of Notes to Consolidated Financial Statements.

(3)
See Note 2 of Notes to Consolidated Financial Statements.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

        Not applicable.

PART III

        Certain information required by Part III is incorporated by reference from the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2002 Annual Meeting of Stockholders (the "Proxy Statement").

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to directors is contained in the section entitled "Election of Directors" in the 2002 Proxy Statement and is incorporated herein by reference. The required information concerning executive officers of the Company is contained in the section entitled "Management" in Part I of this Form 10-K.

        Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this section relating to executive compensation and transactions is contained in the sections entitled "Election of Directors," "Director Compensation," and "Executive Compensation" in the 2002 Proxy Statement and is incorporated herein by reference.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this section is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the 2002 Proxy Statement and is incorporated herein by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this section is contained in the section entitled "Certain Relationships and Related Transactions" in the 2002 Proxy Statement and is incorporated herein by reference.

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

(b)
Reports on Form 8-K

  On January 2, 2002 the Company filed a report on form 8-K reporting the acquisition of certain assets and intellectual properties of LinkUp Systems Corporation of Santa Clara in exchange for 1,600,000 shares of NeoMagic Common Stock.

INDEX TO FINANCIAL STATMENTS AND FINANCIAL STATEMENT SCHEDULES

(Item 14 (a))

Reference page
Report of Ernst & Young LLP, Independent Auditors	34
Consolidated Statements of Operations for the three fiscal years ended January 31, 2002	35
Consolidated Balance Sheets January 31, 2002 and January 31, 2001	36
Consolidated Statements of Cash Flows for the three fiscal years ended January 31, 2002	37
Consolidated Statements of Stockholders' Equity for the three fiscal Years ended January 31, 2002	38
Notes to Consolidated Financial Statements	39
Valuation and Qualifying Accounts for the three fiscal years ended January 31, 2002	58

        Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
NeoMagic Corporation

        We have audited the accompanying consolidated balance sheets of NeoMagic Corporation as of January 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeoMagic Corporation at January 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/  ERNST & YOUNG LLP

San Jose, California
February 15, 2002

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended January 31,	2002	2001	2000
(in thousands, except per share data)
Net sales	$385	$75,806		$259,698
Cost of sales(1)	27	61,328		181,332

Gross margin	358	14,478		78,366
Operating expenses:
Research and development(2)	25,201	27,524		37,956
Sales, general and administrative(3)	8,028	13,068		18,506
Acquired in-process research and development	700	—		5,348

Total operating expenses	33,929	40,592		61,810
Income (loss) from operations	(33,571)	(26,114)		16,556
Income, net of expenses, from the sale of DVD assets	—	6,494		—
Interest and other income	3,488	5,987		3,793
Interest expense	(12)	(263)		(838)

Income (loss) before income taxes	(30,095)	(13,896)		19,511
Income tax provision (benefit)	(1,130)	(5,481)		6,806

Net income (loss)	$(28,965)	$(8,415)		$12,705

Basic net income (loss) per share	$(1.10)	$(.33)	$	..51
Diluted net income (loss) per share	$(1.10)	$(.33)		$.49
Weighted common shares outstanding	26,311	25,737		24,898
Weighted common shares outstanding assuming dilution	26,311	25,737		25,834

(1)
Includes $0, $44, and $7 in amortization of deferred stock compensation in fiscal 2002, 2001, and 2000, respectively.

(2)
Includes $2,072, $2,025, and $180 in amortization of deferred stock compensation in fiscal 2002, 2001, and 2000, respectively.

(3)
Includes $708, $573, and $380 in amortization of deferred stock compensation in fiscal 2002, 2001, and 2000, respectively.

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

January 31,	2002	2001
(in thousands, except share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$38,996	$72,852
Short-term investments	32,914	34,917
Accounts receivable, less allowance for doubtful accounts of $0 at January 31, 2002 and $147 at January 31, 2001	125	333
Inventory	78	—
Income tax receivable	3,303	1,956
Other current assets	3,005	3,003

Total current assets	78,421	113,061
Property, plant and equipment, net	3,734	5,770
Restricted cash	15,000	—
Deferred tax assets	—	791
Employee notes receivable	1,300	600
Goodwill and other intangibles, net	6,101	2,976
Other assets	3,753	567

Total assets	$108,309	$123,765

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,147	$3,675
Compensation and related benefits	1,253	2,021
Income taxes	3,934	—
Deferred rent	582	475
Deferred gain on the sale of DVD assets	1,580	750
Advances from customers	4	510
Other accruals	603	864

Total current liabilities	10,103	8,295
Commitments and contingencies
Stockholders' equity:
Non-cumulative convertible preferred stock, $.001 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none at January 31, 2002 and 2001	—	—
Common stock, $.001 par value: Authorized shares—60,000,000
Issued and outstanding shares—28,008,924 at January 31, 2002 and 25,891,308 at January 31, 2001	28	26
Additional paid-in-capital	86,436	76,868
Notes receivable from stockholders	—	(511)
Deferred compensation	(2,004)	(3,585)
Accumulated other comprehensive income (loss)	19	(20)
Retained earnings	13,727	42,692

Total stockholders' equity	98,206	115,470

Total liabilities and stockholders' equity	$108,309	$123,765

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended, January 31	2002	2001	2000
(in thousands)
Operating activities
Net income (loss)	$(28,965)	$(8,415)	$12,705
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,709	4,900	5,368
Loss on disposal of property, plant and equipment	79	846	—
Amortization of deferred compensation	2,780	2,583	567
Write-off of in-process research and development	700	—	5,348
Income, net of expenses, on the sale of DVD assets	—	(6,494)	—
Deferred taxes	791	243	267
Changes in operating assets and liabilities:
Accounts receivable	298	18,656	374
Inventory	—	13,184	5,862
Other current assets	(862)	(2,039)	244
Restricted cash	(15,000)	—	—
Other assets	3	232	(600)
Accounts payable	(2,088)	(17,565)	(10,056)
Compensation and related benefits	(880)	(965)	(1,060)
Income taxes payable	3,934	(2,207)	(852)
Tax benefit from employee stock options	—	298	1,022
Other accruals	132	(485)	458

Net cash provided by (used for) operating activities	(35,369)	2,772	19,647

Investing activities
Net proceeds from the sale of DVD assets	—	10,091	—
Purchases of property, plant and equipment	(1,492)	(2,255)	(7,403)
Purchases of short-term investments	(57,652)	(63,666)	(158,385)
Maturities of short-term investments	59,694	92,158	151,053
Purchase of the Optical Drive Development Group	—	—	(3,901)
Purchase of ACL	—	—	(6,523)

Net cash provided by (used for) investing activities	550	36,328	(25,159)

Financing activities
Payments on lease obligations	—	(154)	(548)
Net proceeds from issuance of common stock, net of repurchases	852	795	2,497
Repayment on notes receivable from stockholders	111	14	29

Net cash provided by financing activities	963	655	1,978

Net increase (decrease) in cash and cash equivalents	(33,856)	39,755	(3,534)
Cash and cash equivalents at beginning of period	72,852	33,097	36,631

Cash and cash equivalents at end of period	$38,996	$72,852	$33,097

See accompanying notes.

NEOMAGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Common Stock
						Accumulated Other Comprehensive Income (Loss)
			Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation		Retained Earnings (Deficit)	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount
Balance at January 31, 1999	24,890,291	$25	$67,286	$(554)	$(1,764)	—	$38,402	$103,395

Exercise of warrants	86,788	—	—	—	—	—	—	—
Issuance of warrant	—	—	313	—	—	—	—	313
Issuance of common stock under stock option plan	404,418	—	900	—	—	—	—	900
Issuance of common stock under employee stock purchase plan	189,279	—	1,296	—	—	—	—	1,296
Repurchase of common stock at cost	(35,207)	—	(12)	—	—	—	—	(12)
Payment on promissory notes	—	—	—	29	—	—	—	29
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(123)	—	123	—	—	—
Amortization of deferred compensation relating to stock options	—	—	—	—	567	—	—	567
Tax benefit attributable to stock options	—	—	1,022	—	—	—	—	1,022
Net income and Comprehensive income	—	—	—	—	—	—	12,705	12,705

Balance at January 31, 2000	25,535,569	$25	$70,682	$(525)	$(1,074)	—	$51,107	$120,215

Issuance of common stock under stock option plan	209,572	1	339	—	—	—	—	340
Issuance of common stock under employee stock purchase plan	199,732	—	509	—	—	—	—	509
Repurchase of common stock at cost	(53,565)	—	(54)	—	—	—	—	(54)
Payment on promissory notes	—	—	—	14	—	—	—	14
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(1,687)	—	1,687	—	—	—
Addition to deferred compensation relating to stock options	—	—	6,781	—	(6,781)	—	—	—
Amortization of deferred compensation relating to stock options	—	—	—	—	2,583	—	—	2,583
Tax benefit attributable to stock options	—	—	298	—	—	—	—	298
Net loss	—	—	—	—	—	—	(8,415)	(8,415)
Change in unrealized loss on investments	—	—	—	—	—	(20)	—	(20)

Total comprehensive loss	—	—	—	—	—	—	—	(8,435)

Balance at January 31, 2001	25,891,308	$26	$76,868	$(511)	$(3,585)	$(20)	$42,692	$115,470

Issuance of common stock under stock option plan	316,326	—	328	—	—	—	—	328
Issuance of common stock under employee stock purchase plan	201,290	—	524	—	—	—	—	524
Issuance of common stock for acquisition	1,600,000	2	5,006	—	—	—	—	5,008
Repayment of note receivable	—	—	—	111	—	—	—	111
Reclassification of notes receivable related to mature shares to employee receivable	—	—	—	400	—	—	—	400
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(596)	—	596	—	—	—
Addition to deferred compensation relating to stock options	—	—	345	—	(345)	—	—	—
Amortization of deferred compensation relating to stock plans	—	—	—	—	2,780	—	—	2,780
Fair value of options issued in connection with acquisition	—	—	3,961	—	(1,450)	—	—	2,511
Net loss	—	—	—	—	—	—	(28,965)	(28,965)
Change in unrealized gain on investments	—	—	—	—	—	39	—	39

Total comprehensive loss	—	—	—	—	—	—	—	(28,926)

Balance at January 31, 2002	28,008,924	$28	$86,436	$—	$(2,004)	$19	$13,727	$98,206

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

Basis of Presentation

        The Company's fiscal year generally consists of a fifty-two week period ending on the Sunday closest to the January month end. Fiscal year 2000 ended on January 30, 2000. Fiscal year 2001 ended on January 28, 2001. Fiscal 2002 ended on January 27, 2002. For convenience, the accompanying consolidated financial statements have been presented as ending on the last day of the January calendar month.

        The consolidated financial statements of NeoMagic include the operating results of LinkUp since the effective date of acquisition of December 18, 2001 and also include the operating results of ACL Israel and Mitel since the effective date of acquisition in February 1999.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates include those relating to determination of net realizable value of inventories and accounts receivable, useful lives of purchased intangibles, realizability of deferred tax assets, as well as the assessment of impairment of goodwill, intangibles and other long lived assets. Actual results could differ from those estimates.

Foreign Currency Transactions

        Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Local currencies are considered to be the functional currencies for the Company's non-U.S. subsidiaries. Translation adjustments are included in shareholders' equity in the consolidated balance sheet caption "Accumulated other comprehensive income (loss)." Foreign currency transaction gains and losses are included in results of operations as incurred, and have not been significant to the Company's operating results in any fiscal year. The effect of foreign currency rate changes on cash and cash equivalents is not material.

Derivative Financial Instruments

        In the past, the Company utilized derivative financial instruments to hedge wafer inventory purchases, which were priced in yen. The Company did not utilize derivative financial instruments in fiscal 2002. The Company has utilized foreign currency forward contracts to minimize foreign currency fluctuation exposures related to these purchase commitments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as a hedge transaction. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts that are designated as hedges, for which a firm commitment has been attained, are deferred and recognized in income in the same period that the underlying transactions are settled. Gains and losses on any instrument not meeting the above criteria would be recognized in income in the current period. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related derivative instrument would be recognized in income in the same period.

        The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, restricted cash, accounts receivable, employee receivables, income tax receivables, accounts payable and income tax payables. The Company believes all of the financial instruments' recorded values approximate current values because of the short-term nature of these instruments.

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

        All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of January 31, 2002 and 2001, and consists of the following (in thousands):

January 31,	2002	2001
Cash and cash equivalents:
Money market funds	$22,990	$5,217
Commercial paper	11,785	63,057
U.S. Government agencies	2,001	2,993
Nations treasury reserves	569
Certificates of deposit	—	1,004
Bank accounts	1,651	581

Total	$38,996	$72,852

Short-term investments:
Medium term notes	—	4,066
Commercial paper	2,996	17,682
Corporate notes	13,995	2,038
Auction rate securities	7,604	—
U.S. Government agencies	8,319	9,097
Municipal bonds	—	2,034

Total	$32,914	$34,917

        Gross realized and unrealized gains and losses on available-for-sale securities in fiscal 2002, 2001 and 2000 were immaterial.

Inventory

        Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The Company writes down the inventory value for estimated excess and obsolete inventory, based on management's assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of January 31, 2002, the entire inventory balance consisted of finished goods inventory.

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

        Property, Plant and Equipment consists of the following (in thousands):

January 31,	2002	2001
Property, plant and equipment:
Computer equipment and software	$11,890	$10,574
Furniture and fixtures	2,122	2,102
Machinery and equipment	1,069	998

Total	15,081	13,674
Less accumulated depreciation and amortization	(11,347)	(7,904)

Property, plant and equipment, net	$3,734	$5,770

Goodwill and Other Acquired Intangibles

        The Company has total goodwill and other acquired intangibles from the acquisitions of ACL of Israel and LinkUp Systems Corporation, and from other licensed technologies of $9.5 million and $3.0 million at January 31, 2002 and January 31, 2001, respectively. Intangible assets include goodwill, assembled workforce, customer relationships, developed technology, core technology, internal use software, and licensed technology which are capitalized at cost and amortized on the straight-line basis over their estimated useful lives, ranging between two and four years. Goodwill from the ACL purchase is amortized over four years. Goodwill from the LinkUp acquisition in December 2001 is not amortized, in accordance with the non-amortization provisions of FAS 142. Total accumulated amortization recorded on goodwill and other acquired intangibles was $7.2 million and $5.6 million as of January 31, 2002 and January 31, 2001, respectively.

        If facts and circumstances indicate that the goodwill or other intangible assets may be impaired, an evaluation of continuing value would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with these assets would be compared to their carrying amount to determine if a write down to fair value is required.

        Starting in fiscal 2003, NeoMagic will adopt FAS 142 (see "recent accounting pronouncements" section below). Intangible assets relating to assembled workforce and customer relationships will be reclassified as goodwill, which will cease to be amortized and be subject to periodic impairment tests.

Revenue Recognition

        The Company recognizes revenue from product sales when the products are shipped to the customer, title has transferred, and no significant obligations remain. In addition, the Company requires the following criteria to be met prior to recognizing revenue: (i) execution of a written customer order, (ii) delivery of the product, (iii) fee is fixed and determinable, and (iv) collectibility of the proceeds is probable. The Company's shipment terms are typically FOB shipping point.

        With respect to products shipped to distributors, the Company generally defers recognition of product revenue until the distributors sell its products to their customers. On occasion, however, the Company may sell products with "End of Life" status to its distributors under special arrangements without any price protection or return privileges for which the Company recognizes revenue upon transfer of title, typically upon shipment.

        At the end of each accounting period, we make a determination of certain factors including sales returns and allowances, which could affect the amount of revenue recorded for the period. Sales returns provisions include considerations for known but unprocessed sales returns and estimation for unknown returns based on our historical experiences.

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

Comprehensive Income (Loss)

        Unrealized gains or losses on the Company's available for-sale securities are included in comprehensive income (loss) and reported separately in stockholders' equity.

Research and Development Costs

        Research and development costs are charged to expense when incurred.

Advertising Costs.

        The Company expenses advertising costs as incurred. Advertising expenses were approximately $12,000, $63,000 and $78,000 in fiscal 2002, 2001 and 2000, respectively.

Segment Information

        The Company has one operating segment by which the chief operating decision maker evaluates performance and allocates resources. The majority of the Company's net sales to date have been derived from the sale of multimedia accelerators. The Company expects to continue to have one operating segment through at least fiscal 2003.

Recent Accounting Pronouncements

        In August 2001, the Financial Accounting Standards Board issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets." FAS No. 144 supercedes FAS No. 121, "Accounting for the Impairment of Long-lived Assets and Assets to be Disposed of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, "Reporting the Results of

Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." FAS No. 144 also amends Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of FAS No. 144 will be effective for fiscal years beginning after December 15, 2001. The effect of adopting FAS No. 144 has been evaluated by the Company, and is not expected to have a material adverse effect on the Company's financial position or results of operations.

        In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Statement 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Statement 141 also includes guidance on the initial recognition and measurement of goodwill and other intangible assets arising from business combinations completed after June 30, 2001. Statement 142 prohibits the amortization of goodwill and intangible assets with indefinite useful lives. Statement 142 requires that these assets be reviewed for impairment at least annually. Intangible assets with finite lives will continue to be amortized over their estimated useful lives. Additionally, Statement 142 requires that goodwill included in the carrying value of equity method investments no longer be amortized.

        The Company will apply Statement 142 beginning in the first quarter of 2003. Application of the non-amortization provisions of Statement 142 will reduce amortization expense in fiscal 2003. The Company will reclassify certain intangible assets, as prescribed by Statement 142, to goodwill at the date of adoption. The Company will test goodwill for impairment using the two-step process prescribed in Statement 142. The first step is a screen for potential impairment, while the second step measures the amount of the impairment, if any. The Company expects to perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 in the first quarter of 2003. Any impairment charge resulting from these transitional impairment tests will be reflected as the cumulative effect of a change in accounting principle by the second quarter of 2003.

        In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133, as amended by SFAS 137, establishes methods for recording derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. As required, the Company adopted SFAS 133 effective February 1, 2001. Because NeoMagic does not currently hold any derivative instruments and does not engage in hedging activities, the adoption of SFAS 133, as amended by SFAS 137, did not have a significant impact on its consolidated financial position or results of operations.

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

2. ACQUISITIONS AND DIVESTITURES

        In December 2001, NeoMagic Corporation completed the acquisition of certain assets, customer contracts, and intellectual properties of LinkUp Systems Corporation of Santa Clara, California, in exchange for 1,600,000 shares of NeoMagic Common Stock valued at $3.13 per share. This transaction was accounted for as a purchase. The total purchase price was approximately $9.2 million and consisted of the fair market value of NeoMagic's common stock issued of $5.0 million, the fair market value of NeoMagic common stock options issued of $3.9 million and estimated direct transaction costs of $0.3 million.

        The purchase price has been preliminarily allocated to intangible assets and in-process research and development based on valuation reports prepared by the specialists.

        The excess purchase price over the estimated fair value of net tangible liabilities of $1.0 million has been allocated to intangible assets, primarily consisting of customer relationships ($0.7 million), developed technology ($0.9 million), core technology and acquired technology licenses ($2.5 million), internally developed software ($0.1 million), deferred compensation ($1.5 million) and goodwill ($3.8 million). The deferred compensation of $1.5 million was recorded to reflect the intrinsic value of in-the-money NeoMagic common stock options granted to employees, who, as a condition to the closing of the purchase agreement, agreed to join NeoMagic. Amortization expense associated with the in-the-money options will be incurred over the year subsequent to the acquisition date. In addition to the intangible assets acquired and deferred compensation, the Company recorded a $0.7 million charge, representing the write-off of acquired in-process research and development ("IPR&D"). The following intangibles with definite lives are amortized on a straight-line basis over the following periods, which approximate their useful lives:

Customer relationships	3 years
Developed technology	2 years
Core technology	3 years

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

        For the ACL transaction, the excess purchase price over the estimated fair value of net tangible assets was allocated to intangible assets, primarily consisting of patents ($1.5 million), assembled workforce ($1.2 million), and goodwill ($0.2 million). In addition to the intangible assets acquired, the Company recorded a $3.3 million charge, representing the write-off of acquired IPRD.

        For the Mitel transaction, the excess purchase price over the estimated fair value of net tangible assets acquired was allocated to intangible assets, primarily consisting of patents ($1.2 million), assembled workforce ($0.2 million), and goodwill ($0.4 million). In addition to the intangible assets acquired, the Company recorded a $2.0 million charge, representing the write-off of acquired IPRD.

        In fiscal year 2000, the Company decided not to pursue the further development of technologies acquired from Mitel for the DVD market. In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group, which was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter of fiscal 2001. During the second quarter of fiscal 2001, the Company incurred additional costs of $0.3 million. During the third quarter of fiscal 2001, the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. As a result, the Company has recorded a total pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the fiscal year ended January 31, 2001. In the first quarter of fiscal 2003 the Company received a $1.6 million cash payment previously contingent on the transfer of licenses with third parties to the buyer. The Company had recorded $0.8 million as a receivable shown in other current assets and deferred revenue, in fiscal 2001. The Company recorded the additional $0.8 million as a receivable shown in other current assets and deferred revenue as of January 31, 2002 on the Consolidated Balance Sheet. The gain will be recorded in the first quarter of 2003, during the period in which the claim was settled and the cash was received.

3. RESTRUCTURING

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

4. EARNINGS (LOSS) PER SHARE

        Per share information is as follows:

Year Ended January 31,	2002	2001	2000
(in thousands except per share data)
Numerator:
Net income (loss)	$(28,965)	$(8,415)	$12,705

Denominator:
Denominator for basic earnings (loss) per Share—weighted-average shares	26,311	25,737	24,898
Effect of dilutive securities:
Employee stock options	—	—	936
Warrants	—	—	—
Convertible preferred stock	—	—	—

Dilutive potential common shares	—	—	936

Denominator for diluted earnings (loss) per Share—adjusted weighted-average Shares and assumed conversions	26,311	25,737	25,834

Basic earnings (loss) per share	$(1.10)	$(.33)	$.51
Diluted earnings (loss) per share	$(1.10)	$(.33)	$.49

        For fiscal years 2002 and 2001 basic earnings per share equals diluted earnings per share due to the net loss for the year.

5. DERIVATIVE FINANCIAL INSTRUMENTS

        All of the Company's sales and the majority of its purchases have been denominated in U.S. dollars. However, in the past the Company's wafer purchases have been denominated in Japanese yen. The Company entered into foreign exchange forward contracts to hedge this foreign currency exposure. There were no outstanding foreign currency forward contracts at January 31, 2002 and January 31, 2001 and there were no foreign currency forward contracts entered into in fiscal 2002. The Company does not enter into speculative foreign exchange contracts to profit on exchange rate fluctuations.

6. UNAUDITED PRO FORMA INFORMATION

        The consolidated statements of operations of NeoMagic presented throughout this report include the operating results of LinkUp Systems from the date of acquisition, December 18, 2001. The following pro forma information for fiscal 2002 and fiscal 2001 are presented as if the acquisition of LinkUp was consummated on February 1, 2000. This unaudited pro forma data does not purport to represent the Company's actual results of operations had the LinkUp acquisition occurred on February 1, 2000, and should not serve as a forecast of the Company's operating results for any future periods.

        NeoMagic recorded deferred compensation of approximately $1.5 million at the acquisition date, representing the intrinsic value of in-the-money NeoMagic common stock options granted to founders and employees of LinkUp who, as a condition to the closing of the purchase agreement, agreed to join

NeoMagic. These options will be amortized over twelve months based on their respective vesting schedules. Accordingly, amortization expense associated with the in-the-money options has only been included in the pro forma adjustments for fiscal year 2001.

        The pro forma information for fiscal 2002 is based on historical results of operations of NeoMagic for the year ended January 31, 2002 and historical results of LinkUp from January 1, 2001 to December 17, 2001. The pro forma information for fiscal 2001 is based on historical results of operations of NeoMagic and LinkUp for the respective entities twelve month periods ended January 31, 2001 and December 31, 2000.

Year Ended January 31,	2002	2001
(in thousands, except per share data)
Net sales	$1,941	$76,716
Loss from operations	(38,864)	(34,386)
Net loss	(34,184)	(16,259)
Basic and diluted net loss per share from operations	$(1.41)	$(1.26)
Basic and diluted net loss per share	$(1.24)	$(0.59)

7. INCOME TAXES

        Income (loss) before taxes and the provision (benefit) for income taxes in fiscal 2002, 2001 and 2000 consists of the following:

Year Ended January 31,	2002	2001	2000
(in thousands)
Income (loss) before taxes
U. S.	$(23,325)	$(30,250)	$11,079
Foreign	(6,770)	16,354	8,432

Total income (loss) before taxes	$(30,095)	$(13,896)	$19,511
Provision (benefit) for taxes
Current:
Federal	$(2,800)	$(5,757)	$6,006
State	—	76	—
Foreign	(9)	—	—

	$(2,809)	$(5,681)	$6,006
Deferred:
Federal	$1,679	$200	$310
State	—	—	490

	1,679	200	800

Total provision (benefit) for income taxes	$(1,130)	$(5,481)	$6,806

        The tax benefit associated with dispositions from employee stock plans reduce taxes currently payable for 2002, 2001, and 2000, by $0 million, $0.3 million, and $1.0 million, respectively. Such benefits are credited to additional paid-in-capital when realized.

        The Company's income tax provision (benefit) differs from the federal statutory rate of 35% due to the following:

Year Ended January 31,	2002	2001	2000
(in thousands except percentages)
Pretax income (loss)	$(30,095)	$(13,896)	$19,511
Federal statutory rate	35%	35%	35%
Expected tax (benefit)	(10,534)	(4,864)	6,829
State taxes (net of federal benefit)	—	130	130
Utilization of research and development tax credits	—	(1,000)	(1,521)
Change in valuation allowance	1,061	(700)	1,761
Foreign taxes	—	76	—
Net operating loss not currently benefited	7,412	—	—
Non-deductible amortization of deferred compensation	924	792	198
Other	7	85	(591)

Provision for income taxes	$(1,130)	$(5,481)	$6,806

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Year Ended January 31,	2002	2001	2000
(in thousands)
Deferred tax assets:
Net operating loss carryforward	4,800	—	—
Research and development credit	3,264	—	—
Alternative minimum tax credit	320	—	—
Acquisition costs	1,540	1,443	2,255
Reserves and accruals	1,645	888	1,244
Other	(15)	406	138

Total deferred tax assets	11,554	2,737	3,637
Valuation allowance	(11,554)	(1,061)	(1,761)

Net deferred tax assets	—	$1,676	$1,876

        Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. At January 31, 2002, the Company has provided a valuation allowance of $11.6 million equal to its total deferred tax assets due to uncertainties surrounding their realization. The valuation allowance increased by $10.5 million in 2002, decreased by $0.7 million in 2001 and increased by $1.8 million in 2000.

        A portion of the net deferred tax assets has been included in other current assets in fiscal year 2001 and 2000.

        As of January 31, 2001, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12 million. The federal net operating loss will expire in fiscal year 2021. The Company also had research and development credit carryforwards for federal income tax purposes of approximately $1.3 million, which expire in fiscal years 2020 through 2022 and for California income tax purposes of approximately $2 million. Utilization of the Company's federal net operating loss and research credit carryforwards will be subject to an annual limitation due to the "change of ownership" provisions of the Tax Reform Act of 1986. The annual limitation may result in the expiration of net operating loss and research credit carryforwards before utilization.

8. STOCKHOLDERS' EQUITY

Warrants

        The Company granted warrants in connection with the acquisition of Associative Computing Ltd. in February 1999. The warrants are for the purchase of 100,000 shares of NeoMagic common stock at an exercise price of $20 per share and are fully transferable. The warrants are exercisable, in whole or in part, for five years after February 1999, and the shares which will be issued upon the exercise of the warrants shall be freely tradable as of the date of exercise, except that commencing February 1999 warrants to purchase 50,000 shares are subject to a six month lock-up period, and 50,000 shares are subject to a one year lock-up period. As of January 31, 2002, none of these warrants were exercised.

Stock Plan

        In accordance with the 1993 Stock Plan (the "Plan") the Board of Directors may grant incentive stock options, nonstatutory stock options and stock purchase rights to employees, consultants and directors. The Company reserved 7,775,000 shares of common stock for issuance under the Plan. In June 1998, an additional 875,000 shares were approved by the Shareholders of the Company at the Annual Shareholders meeting, in June 1999 an additional 875,000 shares were approved by the Shareholders of the Company at the Annual Shareholders meeting, and in June 2001 an additional 500,000 shares were approved by the Shareholders of the Company at the Annual Shareholders meeting bringing the total reserved under the Plan to 10,025,000 shares. Unless terminated sooner, the Plan will terminate automatically in December 2003. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the Plan. Stock options expire no later than ten years from the date of grant. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a thirty-day period or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options prior to vesting are subject to repurchase by the Company. As of January 31, 2002, no shares of common stock were subject to this repurchase provision. Other options granted under the Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement.

        Under the 1998 Nonstatutory Stock Option Plan, the Board of Directors may grant nonstatutory stock options to employees, consultants and directors. The Company reserved 2,500,000 shares of common stock for issuance under the Plan. In May 1999, an additional 2,500,000 shares were approved by the Board of Directors of the Company, bringing the total reserved under the Plan to 5,000,000 shares. Unless terminated sooner, the Plan will terminate automatically in June 2008.

        A summary of the Company's stock option activity, and related information for the three years ended January 31, 2002 follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price
Balance at January 31, 1999	4,331,345	$9.30
Granted	3,895,475	8.28
Exercised	(404,418)	2.24
Canceled	(1,378,002)	9.34

Balance at January 31, 2000	6,444,400	$9.10
Granted	5,546,700	2.61
Exercised	(209,572)	1.62
Canceled	(4,669,782)	8.92

Balance at January 31, 2001	7,111,746	$4.37
Granted	2,581,076	2.54
Exercised	(316,326)	1.03
Canceled	(1,438,707)	5.77

Balance at January 31, 2002	7,937,789	$3.64

        At January 31, 2002, options to purchase 2,949,608 shares of common stock were vested at prices ranging from $0.28 to $22.44 and 2,616,132 shares of common stock were available for future grants under the Plan.

        The following table summarizes information about stock options outstanding at January 31, 2002:

	Options outstanding and exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28 - $0.28	3,500	3.44	$0.28	3,500	$0.28
$0.80 - $1.00	1,955,423	8.85	0.99	1,192,574	0.99
$1.39 - $2.97	1,349,025	8.58	2.65	834,261	2.80
$2.97 - $3.15	1,183,804	9.87	3.15	833	3.15
$3.19 - $3.22	1,184,550	8.61	3.22	1,100,000	3.22
$3.24 - $7.50	1,010,587	7.72	4.76	396,396	6.63
$7.53 - $8.19	884,400	7.45	7.65	787,869	7.64
$8.53 - $14.09	358,000	6.61	11.36	301,749	11.58
$21.31 - $21.31	2,500	6.89	21.31	1,927	21.31
$22.44 - $22.44	6,000	6.90	22.44	4,625	22.44

	7,937,789	8.52	$3.64	4,623,734	$4.19

Employee Stock Purchase Plan

        A total of 1,500,000 shares of common stock has been reserved for issuance under the 1997 Employee Stock Purchase Plan ("Purchase Plan") including 300,000 shares, which were approved at the Annual Meeting of Stockholders in September 2000, and 700,000 shares, which were approved at the Annual Meeting of Stockholders in June 2001. The 1997 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping twenty-four month offering periods that begin every six months. Each twenty-four month offering period includes four six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant's accumulated payroll deductions. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee's compensation. The price of common stock to be purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period.

        In fiscal 2002, 2001 and 2000, 201,290, 199,732 and 189,279 shares, respectively of common stock at an average price of $2.60, $2.55 and $6.85 per share, respectively, were issued under the 1997 Purchase Plan. Shares available for purchase under the Purchase Plan were 756,033 at January 31, 2002.

Stock-Based Compensation

        The Company has elected to follow the intrinsic value method in accounting for its employee stock awards because, as discussed below, the alternative fair value accounting method requires use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

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

        In fiscal 2002, 2001 and 2000, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

	Employee Option Plans			Employee Stock Purchase Plan
Year Ended January 31,
	2002	2001	2000	2002	2001	2000
Risk-free interest rates	3.9%	6.0%	5.9%	4.2%	5.8%	5.7%
Volatility	.71	.71	.70	.75	.92	.87
Expected life of option in years	3.84	5.0	5.0	.80	.69	.94

        Had compensation costs been determined based upon the fair value at the grant date for awards under these plans, the Company's fiscal 2002 net loss and loss per share would have increased by approximately $6.7 million, or $0.25 per share. The Company's fiscal 2001 net loss and loss per share would have increased by approximately $6.3 million, or $0.24 per share. The Company's fiscal 2000 net income and earnings per share would have decreased by approximately $7.5 million, or $0.30 per share and $0.29 per share for basic and diluted earnings per share, respectively. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period and stock purchased under the 1997 Purchase Plan is amortized over the six month purchase period. The effects on pro forma disclosure of applying SFAS 123 are not likely to be representative of the effects on pro forma disclosure of future years.

        The weighted average fair value of options granted during fiscal 2002 and fiscal 2001 with exercise prices less than the market price at the date of grant is $1.17 and $3.30 per share, respectively. There were no options granted during fiscal 2000 with an exercise price less than the market price at the date of grant. The weighted average fair value of options granted during fiscal 2002, 2001, 2000 with exercise prices equal to the market price at the date of grant is $3.24, $3.71, and $8.28 per share, respectively.

Deferred Stock Compensation

        In connection with the grant of certain stock options to employees in fiscal 2002 and 2001, the Company recorded deferred stock compensation of $1,795,000 and $6,386,000 for the difference between the fair value of common stock at the date of grant and the option exercise price. These amounts are presented as a reduction of stockholders' equity and are amortized ratably over the vesting period of the related options. In fiscal 2001 the Company also recorded deferred stock compensation of $395,000 in connection with its employee stock purchase plan. In fiscal 2002, 2001 and 2000, $596,000, $1,687,000 and $123,000, respectively was recorded as reductions to deferred stock compensation to reflect the unamortized portion of deferred stock compensation related to the cancellation of unvested options upon employee terminations.

9. SAVINGS PLAN

        The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 20% of their pre-tax salaries per year, but not more than the statutory limits. In April 1998, the Company initiated a matching program whereby the Company contributes $0.20 for every dollar the employee contributes to the plan up to the first 6% of earnings. In April 1999, the Company contribution was increased to $0.30 for every dollar the employee contributes to the plan up to the first 6% of earnings. The Company made matching contributions to employees of $114,000, $141,000 and $254,000 in fiscal 2002, 2001 and 2000, respectively.

10. COMMITMENTS AND CONTINGENCIES

Commitments

        In May 1996, the Company moved its principal headquarters to a new facility in Santa Clara, California, under a non-cancelable operating lease that expires in April 2003. In January 1998, the Company entered into a second non-cancelable operating lease for the building adjacent to its principal headquarters. This lease has a co-terminus provision with the original lease expiring in April 2003. In March, 2002, the Company extended the term for 45,000 square feet under this lease for another 7 years with a termination date of April 2010. The Company leases offices in India and Israel under operating leases that expire at various times through December 2006. Future minimum lease payments under operating leases are as follows:

Fiscal year ending January 31:
(in thousands)
2003*	$1,802
2004*	1,185
2005	1,057
2006	1,083
2007	1,095
Thereafter	3,497

Total minimum lease payments	$9,719

        Rent expense under operating leases was $2,272,000, $2,298,000, and $2,421,000 in fiscal 2002, 2001, and 2000, respectively.

*
Fiscal 2003 and fiscal 2004 are net of sublease income of $439,000 and $30,000, respectively.

        In January 1998, the Company signed a sublease agreement. The sublease was terminated in March 1999. Rent income related to this sublease agreement was $92,000 in fiscal 2000.

        In November 1999, the Company signed an additional sublease agreement. The sublease was terminated in October 2000. Rent income related to this sublease agreement was $163,000 and $36,000 in fiscal 2001 and fiscal 2000, respectively.

        In November 2000, the Company signed an additional sublease agreement. Rent income related to this sublease agreement was $1,069,000 and $725,000 in fiscal 2002 and fiscal 2001, respectively. As of January 31, 2002, future minimum rents to be received under sublease total $269,000 in fiscal 2003.

        In June 2001, the Company signed an additional sublease agreement. Rent income related to this sublease agreement was $191,000 in fiscal 2002. In April 2002, the Company extended this sublease agreement through April 2003. As of January 31, 2002, future minimum rents to be received under sublease total $170,000 in fiscal 2003 and $30,000 in fiscal 2004.

        At January 31, 2002, the Company had no significant purchase orders outstanding with its manufacturing partners for the delivery of inventory. In January 2001, the Company extended its wafer supply agreement with Infineon Technologies. In connection with that agreement, the Company has agreed to purchase fifty thousand wafers before February 27, 2004. To secure this agreement, the Company opened an irrevocable standby letter of credit (LOC) in the amount of $15 million in February 2001. The Company has secured the LOC with a $15 million deposit at the issuing bank. These funds are being shown on the Company's consolidated balance sheets as restricted cash until the letter of credit expires in fiscal 2004. Infineon is entitled to withdraw any remaining balance prior to February 27, 2004 with thirty days written notice that the LOC will not be renewed beyond its expiration date. Infineon shall be entitled to draw on the outstanding sum of the LOC on February 27,

2004. If there is no remaining sum because the amount has been reduced to zero by both parties mutual consent, then Infineon shall not be entitled to claim any payment under the LOC.

Contingencies

        As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court has ruled that there is no infringement by Trident. Management disagreed with this ruling and filed an appeal in the United States Court of Appeals for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court's judgment of non-infringement on one patent and vacated the courts judgment of non-infringement of another patent, thereby remanding it to the lower court for further proceedings. Management also believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

11. SIGNIFICANT CUSTOMERS AND EXPORT SALES

        In fiscal 2002 two customers accounted for 37.6% and 15.7%, respectively, of net sales. In fiscal 2001 four customers accounted for 25.5%, 21.4%, 15.1% and 13.6%, respectively, of net sales. In fiscal 2000 five customers accounted for 20.2%, 19.6%, 12.9%, 12.3% and 12.1%, respectively, of net sales. Fiscal 2002 net sales to customers in Japan, Taiwan, Europe, and North America totaled 52.6%, 30.6%, 9.6%, and 7.6%, respectively, of net sales. Fiscal 2001 net sales to customers in Taiwan, Japan, and North America totaled 41.5%, 34.5% and 24.0%, respectively, of net sales. Net sales to customers in Taiwan, Japan, North America and Europe totaled 52.2%, 26.9%, 19.8% and 1.1%, respectively, of net sales in fiscal 2000.

12. RELATED PARTY TRANSACTIONS

        The Company has notes receivable from officers and employees of $1.3 million as of January 31, 2002 and $0.6 million as of January 31, 2001. The notes bear interest from 4.82% to 5.59%.

        A loan to an executive in the amount of $1.2 million (which was made in two equal parts in fiscal 2001 and fiscal 2002) is included in long-term employee notes receivable. This loan contains provisions for forgiveness, based on guaranteed gain provisions. Under the agreement, if the executive fails to realize a guaranteed minimum gain of $1.2 million on the 150,000 options granted in connection with his acceptance of employment, the Company is required to forgive a portion of the loan to compensate for the deficit, which is the difference between $1.2 million guaranteed gain and actual gain realized on the exercise of options. The Company has recorded deferred compensation in the amount of the guaranteed $1.2 million gain, which is being amortized over 24 months.

        During fiscal 2002, the Board of Directors authorized the Company to release an officer from the collateral provisions associated with a note receivable. This note had initially been collateralized in 1996 in connection with the exercise of unvested NeoMagic common stock options. At the time of the authorized release of the collateral restrictions, the underlying shares had matured, i.e. vested. The release of the collateral provisions resulted in the reclassification of the related note from stockholders' notes receivable to an employee note receivable. The Board also authorized the Company to forgive the newly reclassified employee note receivable and accrued interest of $117,600 between May 2001 and April 2002, based on continued employment. The loan forgiveness is being recorded as compensation expense over the forgiveness period. The Company has recorded compensation expense of $467,600 during fiscal 2002. The remaining $50,000, which is included in current employee notes receivable will be forgiven during the first fiscal quarter of FY2003.

        As of January 31, 2002, there are no other employee or officer notes receivables outstanding which were issued in connection with the early exercise of stock options.

13. CASH FLOW STATEMENT

Years Ended, January 31	2002	2001	2000
(in thousands)
Supplemental schedules of cash flow information
Cash paid (received) during the year for:
Interest	$12	$263	$838
Taxes paid (refunded)	$(5,698)	$—	$5,836

        The acquisition of LinkUp Systems Corporation in fiscal 2002, a non-cash financing and investing activity, was completed with the issuance of the Company's common stock of $5.0 million and the issuance of NeoMagic common stock options with a fair value of $3.9 million.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 26, 2002.

NEOMAGIC CORPORATION
By:	/s/ STEPHEN T. LANZA STEPHEN T. LANZA Vice President, Operations and Finance and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated:

Name	Title	Date

/s/ PRAKASH AGARWAL Prakash Agarwal	President, Chief Executive Officer and Director (Principal Executive Officer)	April 26, 2002
/s/ STEPHEN T. LANZA Stephen T. Lanza	Vice President Operations and Finance, Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	April 26, 2002
/s/ BRIAN P. DOUGHERTY Brian P. Dougherty	Director	April 26, 2002
/s/ JIM LALLY Jim Lally	Director	April 26, 2002
/s/ KLAUS WIEMER Klaus Wiemer	Director	April 26, 2002
/s/ ANIL GUPTA Anil Gupta	Director	April 26, 2002

NEOMAGIC CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JANUARY 31, 2002, 2001, AND 2000
(In thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended January 31, 2000	$225	—	$19	$206
Year ended January 31, 2001	$206	—	$59	$147
Year ended January 31, 2002	$147	—	$147	$0

INDEX TO EXHIBITS

        The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Exhibit Number		Description
3.2	(1)	Amended and Restated Certificate of Incorporation
3.3	(1)	Bylaws
10.1	(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
10.1	(2)	Lease Agreement, dated as of October 9,1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.2	(1)	Amended and Restated 1993 Stock Plan and related agreements.
10.2	(2)	Amendment 1, dated as of October 15, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.3	(2)	Amendment to Agreement dated as of November 20, 1995, between the Company and Mitsubishi International Corporation, as amended.
10.4	(1)	Wafer Supply Agreement, dated as of January 21, 1997, between NeoMagic International Corporation, actually-owned subsidiary of the Company, and Mitsubishi Electric Corporation.
10.5	(1)	Form of promissory note.
10.6	(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.
10.8	(1)	Master Lease Agreement, as amended, dated as of November 24, 1993, between the Company and Comdisco, Inc., and certain exhibits thereto.
10.9	(1)	Master Lease Agreement, dated as of July 19, 1995, between the Company and Venture Lending & Leasing, Inc., and certain exhibits thereto.
10.10	(1)	Agreement, dated as of November 20, 1995, between the Company and Mitsubishi International Corporation as amended.
10.11	(1)	General Security Agreement, dated November 15, 1995, between the Company and Mitsubishi International Corporation.
10.13	(1)	1997 Employee Stock Purchase Plan, with exhibit.
10.14	(3)	Amendment to Agreement dated as of November 20, 1995, between the Company and Mitsubishi International Corporation, as amended.
10.15	(4)	1998 Nonstatutory Stock Option Plan.
10.16	(4)	Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation and Siemens.
10.17	(5)	General Amendment to the Wafer Supply Agreement with Product Sourcing Agreement, dated January 9, 2001, between NeoMagic International Corporation and Infineon Technologies AG.
10.18		Employment Offer Letter dated May 10, 2000, between the Company and Sanjay Adkar.
10.19		Employment Loan Agreement dated May 10, 2000, between the Company and Sanjay Adkar.
10.20		Security Agreement dated September 1, 2001, between the Company and Stephen Lanza.

10.21	Promissory Note dated September 1, 2001, between the Company and Stephen Lanza.
21.0	NeoMagic Subsidiaries.
23.0	Consent of Ernst & Young LLP, Independent Auditors.

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

(b)
Reports on Form 8-K:

        On January 2, 2002 the Company filed a report on form 8-K reporting the acquisition of certain assets and intellectual properties of LinkUp Systems Corporation of Santa Clara in exchange for 1,600,000 shares of NeoMagic Common Stock.

QuickLinks

NeoMagic Corporation FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 2002 TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS
  Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  (Item 14 (a))
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
NEOMAGIC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
NEOMAGIC CORPORATION CONSOLIDATED BALANCE SHEETS
NEOMAGIC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
NEOMAGIC CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NEOMAGIC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
NEOMAGIC CORPORATION SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED JANUARY 31, 2002, 2001, AND 2000 (In thousands)
INDEX TO EXHIBITS