Form 10-Q
period 2002-04-30
NEOMAGIC CORP
filed 2002-06-12
CIK 1030485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

        The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at April 30, 2002 was 28,061,217

NEOMAGIC CORPORATION
FORM 10-Q

INDEX

		PAGE
PART I. CONSOLIDATED CONDENSED FINANCIAL INFORMATION
Item 1.	Unaudited Consolidated Condensed Financial Statements:
	Consolidated Condensed Statements of Operations Three months ended April 30, 2002 and 2001	3
	Consolidated Condensed Balance Sheets April 30, 2002 and January 31, 2002	4
	Consolidated Condensed Statements of Cash Flows Three months ended April 30, 2002 and 2001	5
	Notes to Unaudited Consolidated Condensed Financial Statements	6-9
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	10-22
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Changes in Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24
Item 5.	Other Information	24
Item 6.	Exhibits and Reports on Form 8-K	24
Signatures		25

Part I. Financial Information

Item I. Financial Statements

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended
	April 30, 2002	April 30, 2001
	(In thousands, except per share data)
Net sales	$362	$80
Cost of sales	585	7

Gross margin (loss)	(223)	73
Operating expenses:
Research and development (1)	6,974	7,199
Sales, general and administrative (2)	3,368	1,879
Special charges	1,400	—

Total operating expenses	11,742	9,078

Loss from operations	(11,965)	(9,005)
Other income (expense), net:
Income, net of expenses, from the sale of DVD assets	1,580	—
Interest income and other income	608	1,305
Interest expense	—	(11)

Loss before income taxes	(9,777)	(7,711)
Income tax benefit	(6,000)	(384)

Net loss	$(3,777)	$(7,327)

Basic net loss per share	$(.13)	$(.28)
Diluted net loss per share	$(.13)	$(.28)
Weighted average common shares outstanding	28,036	25,758
Weighted average common shares outstanding, assuming dilution	28,036	25,758

(1)
Includes $625 and $511 in amortization of deferred stock compensation for the three months ended April 30, 2002 and April 30, 2001, respectively.

(2)
Includes $613 and $119 in amortization of deferred stock compensation for the three months ended April 30, 2002 and April 30, 2001, respectively.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(Unaudited)

	April 30, 2002	January 31, 2002(1)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$31,357	$38,996
Short-term investments	34,824	32,914
Accounts receivable, net	191	125
Inventory	67	78
Income tax receivable	9,303	3,303
Other current assets	1,473	3,005

Total current assets	77,215	78,421
Property, plant and equipment, net	2,977	3,734
Restricted cash	15,000	15,000
Employee notes receivable	1,300	1,300
Goodwill	4,175	3,792
Intangibles, net	4,474	5,705
Other assets	357	357

Total assets	$105,498	$108,309

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,334	2,147
Compensation and related benefits	1,424	1,253
Income taxes	3,648	3,934
Deferred rent	552	582
Deferred gain on the sale of DVD assets	—	1,580
Wafer purchase agreement restructuring liability	1,400	—
Other accruals	443	607

Total current liabilities	9,801	10,103
Commitments and contingencies
Stockholders' equity:
Common stock	28	28
Additional paid-in-capital	86,486	86,436
Deferred compensation	(754)	(2,004)
Accumulated other comprehensive income (loss)	(13)	19
Retained earnings	9,950	13,727

Total stockholders' equity	95,697	98,206

Total liabilities and stockholders' equity	$105,498	$108,309

  (1)
  Derived from the January 31, 2002 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2002.

  See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended April 30,
	2002	2001
	(In thousands)
Operating activities:
Net loss	$(3,777)	$(7,327)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	900	932
Loss on disposal of property, plant and equipment	—	77
Loss on restructuring of wafer purchase agreement	1,400	—
Income, net of expenses, from the sale of DVD assets	(1,580)	—
Amortization of deferred compensation	1,238	630
Changes in operating assets and liabilities:
Accounts receivable	(66)	184
Inventory	11	—
Income tax receivable	(6,000)	1,347
Other current assets	1,532	(1,915)
Restricted cash	—	(15,000)
Other assets	848	284
Accounts payable	187	(1,355)
Compensation and related benefits	171	(231)
Income taxes payable	(286)	(592)
Other accruals	(1,774)	(150)

Net cash used for operating activities	(7,196)	(23,116)

Investing activities:
Net proceeds from the sale of DVD assets	1,580	—
Purchases of property, plant and equipment	(143)	(834)
Purchases of short-term investments	(17,762)	(7,262)
Maturities of short-term investments	15,820	19,072

Net cash provided by (used for) investing activities	(505)	10,976

Financing activities:
Repayment on notes receivable from stockholders	—	35
Net proceeds from issuance of common stock	62	15

Net cash provided by financing activities	62	50

Net decrease in cash and cash equivalents	(7,639)	(12,090)
Cash and cash equivalents at beginning of period	38,996	72,852

Cash and cash equivalents at end of period	$31,357	$60,762

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$—	$11
Taxes	$293	$—

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1.    Basis of Presentation:

        The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries collectively ("NeoMagic" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at April 30, 2002, and the operating results and cash flows for the three months ended April 30, 2002 and 2001. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 2002, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

        The results of operations for the three months ended April 30, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003.

        The first fiscal quarters of 2003 and 2002 ended on April 28, 2002 and April 29, 2001, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of April.

2.    Recently Issued Accounting Pronouncements:

        NeoMagic adopted Statement of Financial Accounting Standards (SFAS) No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in the first quarter of fiscal 2003. The effect of adopting SFAS 144 did not have a material impact on the Company's financial position or results of operations.

        NeoMagic adopted Statement of Financial Accounting Standards No. 141 ("SFAS 141") Business Combinations, and Statement of Financial Accounting Standards No. 142 ("SFAS 142") Goodwill and Other Intangible Assets, in the first quarter of fiscal 2003. The Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The Company has performed the first required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 and has determined there are indicators of impairment. The second step of the test, which is to determine the amount of impairment, will be completed during the second quarter of fiscal 2003. Any impairment charge resulting from this impairment test will be reflected as the cumulative effect of a change in accounting principle in the second quarter of fiscal 2003. The Company has not yet determined the effect that the second step of the impairment test will have on the financial statements.

3.    Earnings (Loss) Per Share:

        The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of diluted potential common stock.

        Per share information calculated on this basis is as follows:

	Three months ended April 30,
	2002	2001
	(In thousands, except per share amounts)
Numerator:
Net loss	$(3,777)	$(7,327)

Denominator:
Denominator for basic loss per share—weighted average shares outstanding	28,036	25,758
Effect of dilutive securities:
Employee stock options	—	—

Dilutive common shares	—	—

Denominator for diluted loss per share	28,036	25,758

Basic loss per share	$(.13)	$(.28)
Diluted loss per share	$(.13)	$(.28)

        For the three months ended April 30, 2002 and April 30, 2001, respectively, basic earnings per share equals diluted earnings per share due to the net loss for the period.

4.    Divestitures:

        In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group that was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter of fiscal 2001. During the second quarter of fiscal 2001 the Company incurred additional costs of $0.3 million. During the third quarter of fiscal 2001 the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. As a result, the Company recorded a pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the year ended January 31, 2001. In the first quarter of fiscal 2003 the Company received a $1.6 million cash payment previously contingent on the transfer of licenses with third parties to the Buyer, which is recorded as a gain in the Consolidated Condensed Statements of Operations for the three months ended April 30, 2002.

5.    Inventories

        Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The Company writes down the inventory value for estimated excess and obsolete inventory, based on management's assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. As of April 30, 2002 and January 31, 2002, respectively, the entire inventory balance consisted of finished goods inventory.

6.    Accumulated Other Comprehensive Income (Loss)

        Total accumulated other comprehensive income (loss) was $(13) thousand at April 30, 2002 and $19 thousand at January 31, 2002. Accumulated other comprehensive income (loss) consists entirely of unrealized gains/(losses) on available for sale securities.

7.    Goodwill and Other Intangible Assets

        Effective February 1, 2002, NeoMagic adopted SFAS 142, which was issued by the Financial Accounting Standards Board in July 2001. Under this standard, the Company ceased amortizing goodwill effective February 1, 2002. In addition, on adoption, the Company reclassified certain intangibles amounting to $383 thousand, consisting of assembled workforce and acquisition costs, which are no longer defined as an acquired intangible under SFAS 142 to goodwill. Accordingly, there was no amortization of assembled workforce and acquisition costs recognized during the three months ended April 30, 2002.

        The following table presents a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization (in thousands, except per share data):

	Three Months Ended April 30,
	2002	2001
Net loss:
As reported	$(3,777)	$(7,327)
Goodwill amortization	—	1
Workforce amortization	—	74
Acquisition costs amortization	—	21

As adjusted	$(3,777)	$(7,231)

Basic and diluted net loss per share:
As reported	$(0.13)	$(0.28)
Goodwill amortization	—	0.00
Workforce amortization	—	0.00
Acquisition costs amortization	—	0.00

As adjusted	$(0.13)	$(0.28)

        Other intangible assets subject to amortization were as follows (in thousands):

	April 30, 2002	January 31, 2002
Other purchased intangibles	$11,742	$12,859
Less accumulated amortization	(7,268)	(7,154)

Other purchased intangibles, net	$4,474	$5,705

        Amortization expense for other intangible assets was $440 for the three months ended April 30, 2002. The estimated annual amortization expense for other intangible assets is $1,336 for the remaining three quarters of fiscal 2003, $1,652 for the fiscal year ended January 31, 2004, $1,125 for the fiscal year ended January 31,2005, and $361 for the fiscal year ended January 31, 2006.

        The Company will test goodwill for impairment using the two-step process prescribed in SFAS 142. The Company has performed the first required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 and has determined there are indicators of impairment. The second step of the test, which is to determine the amount of impairment, will be completed during the second quarter of fiscal 2003. Any impairment charge resulting from this impairment test will be reflected as the cumulative effect of a change in accounting principle in the second quarter of fiscal 2003. The Company has not yet determined the effect that the second step of the impairment test will have on the financial statements.

8.    Wafer Purchase Agreement Restructuring Liability

        In January 2001 the Company extended its wafer supply agreement with Infineon Technologies AG of Germany through fiscal 2004 to ensure future wafer supply for the Company's new product efforts. The terms of the agreement, provided that NeoMagic would make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies. The agreement also provided for access to additional capacity and to more advanced process technologies to be developed by Infineon. NeoMagic has provided $15 million in guarantees towards its wafer purchases over the term of the agreement. The amount of guarantee is included as restricted cash on the balance sheet. Due to uncertainties over Infineon's continued eDRAM product development, the Company is not using Infineon's eDRAM technology for its current production. As such, there are ongoing discussions between NeoMagic and Infineon on restructuring the wafer supply agreement and the release from the related guarantee. The Company recorded a $1.4 million charge that is shown on the Consolidated Condensed Statements of Operations as a special charge for the three months ended April 30, 2002, which approximates the settlement amount including impairment of the restricted cash, based on negotiations to date. The wafer supply agreement charge is an estimate and may change as discussions continue and may result in additional charges in the future.

9.    Unaudited Pro Forma Information

        The consolidated statements of operations of NeoMagic presented throughout this report include the operating results of LinkUp Systems from the date of acquisition, December 18, 2001. The following pro forma information for three months ended April 30, 2001 is presented as if the acquisition of LinkUp was consummated at the beginning of fiscal 2001. This unaudited pro forma data does not purport to represent the Company's actual results of operations had the LinkUp acquisition occurred at the beginning of fiscal 2001 and should not serve as a forecast of the Company's operating results for any future periods.

        The pro forma information for April 30, 2001 is based on historical results of operations of NeoMagic for the three-month period ended April 30, 2001 and historical results of LinkUp from January 1, 2001 to April 30, 2001.

Three Months Ended April 30, 2001
(in thousands, except per share data)
Pro forma net sales	$533
Pro forma net loss	$(9,066)
Pro forma basic and diluted net loss per share	$(0.33)

Part I. Financial Information

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

        When used in this discussion, the words "expects," "anticipates," "believes" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, and not limited to: the abilities of manufacturing subcontractors to make adequate and timely deliveries, access to advanced production process technologies from manufacturing subcontractors, recruiting and retaining employees including those with engineering expertise in new disciplines. In particular, the Company's new product development efforts and customer engagements in System-on-Chip integration represents a new endeavor and consequently carry greater risk of successful and timely execution. These factors along with those set forth below under "Factors that May Affect Future Results," are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

Overview

        NeoMagic develops and sells applications processors to enable new generations of handheld systems, offering the lowest power, smallest form-factor, and best multimedia features and performance. Previously, the Company provided semiconductor solutions for the Notebook PC Multimedia Accelerator marketplace. In April 2000, the Company announced its intention to exit this market and is now focused on developing applications processors for the Handheld Systems market. The Company has recently begun to generate revenues from this new product effort. Throughout the year the Company expects to see customers introducing new handheld systems that use the Company's chips, primarily in Japan, Europe, and the Far East. The Company also expects to launch additional new members of its MiMagic™ family of applications processors as fiscal 2003 progresses. The Company anticipates growth in sales for each successive quarter of the fiscal year.

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

        The Company's fiscal year end is January 31. Any references herein to a fiscal year refer to the year ended January 31 of such year. The first fiscal quarters of 2003 and 2002 ended on April 28, 2002 and April 29, 2001, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of April.

Results of Operations

Critical Accounting Policies

        The process of preparing financial statements requires the use of estimates on the part of the Company's management. The estimates used by management are based on the Company's historical experiences combined with management's understanding of current facts and circumstances. Certain of the Company's accounting policies are considered critical as they are both important to the portrayal of its financial condition and results and require significant or complex judgment on the part of management. For a description of what we believe to be the Company's most critical accounting policies and estimates, refer to the Company's Annual Report on Form 10-K for the year ended January 31, 2002 filed with the Securities and Exchange Commission. There have been no changes in any of our accounting policies since January 31, 2002.

Critical Accounting Estimates

        In January 2001 the Company extended its wafer supply agreement with Infineon Technologies AG of Germany through fiscal 2004 to ensure future wafer supply for the Company's new product efforts. The terms of the agreement, provided that NeoMagic would make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies. The agreement also provided for access to additional capacity and to more advanced process technologies to be developed by Infineon. NeoMagic has provided $15 million in guarantees towards its wafer purchases over the term of the agreement. The amount of guarantee is included as restricted cash on the balance sheet. Due to uncertainties over Infineon's continued eDRAM product development, the Company is not using Infineon's eDRAM technology for its current production. As such, there are ongoing discussions between NeoMagic and Infineon on restructuring the wafer supply agreement and the release from the related guarantee. The Company recorded a $1.4 million charge that is shown on the Consolidated Condensed Statements of Operations as a special charge for the three months ended April 30, 2002, which approximates the settlement amount including impairment of the restricted cash, based on negotiations to date. The wafer supply agreement charge is an estimate and may change as discussions continue and may result in additional charges in the future.

Net sales

        Net sales were $362 thousand for the three months ended April 30, 2002, compared to $80 thousand for the three months ended April 30, 2001. Net sales increased due to the Company's shipments of its new applications processors for the Handheld Systems market in the the three months ended April 30, 2002. Sales for the three months ended April 30, 2001 were of the Company's legacy notebook products.

        Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 81.6% and 92.2% of net sales in the three months ended April 30, 2002 and 2001, respectively. All sales transactions were denominated in United States dollars.

        Two customers accounted for 40% and 22% of net sales for the three months ended April 30, 2002. One customer accounted for 83% of net sales for the three months ended April 30, 2001.

Gross Margin (loss)

        Gross margin (loss) was ($223) thousand and $73 thousand for the three months ended April 30, 2002 and 2001, respectively. The negative gross margin for the three months ended April 30, 2002 is due to under absorption of manufacturing overhead resulting from low production levels. The Company's sales for the three months ended April 30, 2001 were of its fully reserved legacy notebook products.

Research and Development Expenses

        Research and development expenses include compensation and associated costs relating to development personnel, operating system software costs and prototyping costs, which are comprised of photomask costs, pre-production wafer costs, and amortization of acquisition costs. Research and development expenses were $7.0 million and $7.2 million for the three months ended April 30, 2002 and 2001, respectively. These expenses include amortization of deferred compensation of $0.6 million and $0.5 million for the three months ended April 30, 2002 and 2001, respectively. The decrease is primarily related to lower consulting costs offset somewhat by increased amortization of acquired and licensed intangibles. Included in the expenses for the three months ended April 30, 2002, were expenses of $0.6 million to write off certain Licensed Intellectual Property. The Company has made, and intends to continue to make, significant investments in research and development as it focuses on developing products for the Handheld Systems market.

Sales, General and Administrative Expenses

        Sales, general and administrative expenses were $3.4 million and $1.9 million for the three months ended April 30, 2002 and 2001, respectively. These expenses include amortization of deferred compensation of $0.6 million and $0.1 million for the three months ended April 30, 2002 and 2001, respectively. Sales, general and administrative expenses increased in absolute dollars due primarily to increased sales expenses related to the Company's new product efforts for the Handheld Systems market as well as increased amortization of deferred compensation resulting from the acquisition of LinkUp Systems in December 2001.

Special Charges

        In January 2001 the Company extended its wafer supply agreement with Infineon Technologies AG of Germany through fiscal 2004 to ensure future wafer supply for the Company's new product efforts. The terms of the agreement, provided that NeoMagic would make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies. The agreement also provided for access to additional capacity and to more advanced process technologies to be developed by Infineon. NeoMagic has provided $15 million in guarantees towards its wafer purchases over the term of the agreement. The amount of guarantee is included as restricted cash on the balance sheet. Due to uncertainties over Infineon's continued eDRAM product development, the Company is not using Infineon's eDRAM technology for its current production. As such, there are ongoing discussions between NeoMagic and Infineon on restructuring the wafer supply agreement and the release from the related guarantee. The Company recorded a $1.4 million charge that is shown on the Consolidated Condensed Statements of Operations as a special charge for the three months ended April 30, 2002, which approximates the settlement amount including impairment of the restricted cash, based on negotiations to date. The wafer supply agreement charge is an estimate and may change as discussions continue and may result in additional charges in the future.

Income Net of Expenses from Sale of DVD Assets

        In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group that was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter of fiscal 2001. During the second quarter of fiscal 2001 the Company incurred additional costs of $0.3 million. During the third quarter of fiscal 2001 the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. As a result, the Company recorded a pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated

Condensed Statements of Operations for the year ended January 31, 2001. In the first quarter of fiscal 2003 the Company received a $1.6 million cash payment previously contingent on the transfer of licenses with third parties to the Buyer, which is recorded as a gain in the Consolidated Condensed Statements of Operations for the three months ended April 30, 2002.

Interest and Other Income

        The Company earns interest on its cash, short-term investments, and restricted cash. Interest and other income was $0.6 million and $1.3 million for the three months ended April 30, 2002 and 2001, respectively. This decrease primarily is due to significantly lower interest rates and to lower cash balances.

Interest Expense

        Interest expense was $0 and $11,000 in the first quarter of fiscal 2003 and 2002, respectively. Interest expense for the Company is not significant since the Company does not have any debt instruments outstanding.

Income Taxes

        The Company recorded a $6 million tax benefit for the three months ended April 30, 2002, primarily related to changes in the federal tax law. The Job Creation and Worker Assistance Act of 2002 was enacted on March 9, 2002 and contained provisions extending the net loss carry-back period from three to five years. This change will permit the Company to utilize net operating losses incurred in fiscal 2001 to recover taxes paid in prior periods. The $6 million benefit represents additional refunds that the Company expects to claim on the 2001 net operating loss carry-back due to the change in tax law.

Liquidity and Capital Resources

        The Company's cash, cash equivalents and short-term investments decreased $5.7 million in the three months ended April 30, 2002 to $66.2 million from $71.9 million at January 31, 2002.

        Cash and cash equivalents used for operating activities for the three months ended April 30, 2002 was $7.2 million, compared to $23.1 million of net cash used in operating activities for the three months ended April 30, 2001. The cash used for operating activities stems primarily from a net loss of $3.8 million, increases in income taxes receivable and accounts receivable, as well as decreases in income taxes payable and in other accruals, partially offset by non-cash depreciation and deferred compensation amortization charges, a decrease in other current assets, and increases in the wafer purchase agreement restructuring liability, accounts payable, and compensation and related benefits.

        Net cash used for investing activities for the three months ended April 30, 2002 was $0.5 million, compared to $11.0 million of net cash provided by investing activities for the three months ended April 30, 2001. Net cash used by investing activities related primarily to net purchases of short-term investments of $1.9 million and fixed asset purchases of $0.1 million partially offset by proceeds from the sale of DVD assets of $1.6 million.

        Net cash provided by financing activities was $62 thousand for the three months ended April 30, 2002, compared to $50 thousand of net cash provided by financing activities for the three months ended April 30, 2001. The net cash provided by financing activities primarily represents net proceeds from the issuance of common stock.

        At April 30, 2002, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $66.2 million. The Company believes that it will not generate cash from operations during the next twelve months. The Company believes the current cash, cash equivalents and short-term investments will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months. After this period, capital requirements will depend on many factors, including general economic conditions, the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions and enhancements to existing products, and market acceptance of the Company's products. To the extent that existing cash, cash equivalents and short-term investment balances and any cash from operations are insufficient to fund the Company's future activities, the Company may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

        In January 2001 the Company signed an extension of its wafer supply agreement with Infineon Technologies AG. In connection with that agreement, the Company has agreed to purchase fifty thousand wafers before February 27, 2004. To secure this agreement, the Company opened an irrevocable letter of credit in the amount of $15 million in February 2001. The Company has secured the letter of credit with a $15 million deposit at the issuing bank. In fiscal 2002, these funds are being shown on the Company's consolidated balance sheets as restricted cash until the letter of credit expires in fiscal 2004. There is no guarantee that the Company will utilize this capacity. As such, there are ongoing discussions between NeoMagic and Infineon on restructuring the wafer supply agreement and the release from the associated $15 million guarantee. The Company recorded a $1.4 million charge that is shown on the Consolidated Condensed Statements of Operations as a special charge for the three months ended April 30, 2002, which approximates the settlement amount including impairment of the restricted cash, based on negotiations to date. The wafer supply agreement charge is an estimate and may change as discussions continue and may result in additional charges in the future.

        The Company leases offices in Santa Clara, California, India and Israel under operating leases that expire at various times through April 2010. Future minimum lease payments under non-cancelable operating leases as of April 30, 2002 are as follows:

Fiscal year ending January 31:
(in thousands)
2003*	$1,596
2004*	1,185
2005	1,057
2006	1,083
2007	1,095
Thereafter	3,497

Total minimum lease payments	$9,513

*
2003 and 2004 are net of sublease income of $90,000 and $30,000 respectively.

Factors that May Affect Future Results

Our Annual and Quarterly Performance May Fluctuate

        The Company's quarterly and annual results of operations are affected by a variety of factors that could materially adversely affect net sales, gross margin and operating results. These factors include, among others, the ability of the Company to increase its customer base and its sales, the abilities of manufacturing subcontractors to make adequate and timely deliveries, access to advanced production process technologies from manufacturing subcontractors, recruiting and retaining employees including those with engineering expertise in new disciplines. In particular, the Company's new product development efforts and customer engagements in System-on-Chip integration and supporting multimedia technologies such as MPEG-4 streaming video represent new endeavors and consequently carry greater risks of successful and timely execution. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profits. Furthermore, the majority of the Company's sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements, which increases the difficulty of forecasting sales. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. Since the Company's announcement of its restructuring in April of 2000, and of its expectation of declining revenues, gross margins and operating results, the market price of the Common Stock has been and is expected to be for some time in the future, materially adversely affected.

We have a Limited Customer Base

        The Company's sales were historically concentrated within a limited customer base in the notebook PC market. The Company has now exited the notebook PC market and is currently beginning to generate revenues from products for the Handheld Systems market. The Company expects to have commitments from only a limited number of customers during fiscal 2003. The Company expects that a small number of customers will account for a substantial portion of its net sales for the foreseeable future.    As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products, or by a decline in the number of Handheld Systems sold by a single customer.

We May Lose Our Customer Base

        The Company's products are designed to afford the Handheld Systems manufacturer significant advantages with respect to product performance, power consumption and size. To the extent that other future developments in components or subassemblies incorporate one or more of the advantages offered by the Company's products, the market demand for the Company's products may be negatively impacted.

We Face Intense Competition in Our Markets

        The market for semiconductor solutions for Handheld Systems, in which the Company is now focused, is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. NeoMagic believes that the principal factors of competition in this market are performance, price, features, power consumption, size and software support. The ability of the Company to compete successfully in this new rapidly evolving Handheld Systems market depends on a number of factors including, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, the efficiency of production, ramp up of production of the Company's products for particular system manufacturers, end-user acceptance of the system manufacturers' products, market acceptance of competitors' products, NeoMagic's ability to provide appropriate applications software support, and general economic conditions.

        NeoMagic competes with major domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include Intel's StrongARM and XScale product lines, Texas Instruments' OMAP product line, and a number of vertically integrated electronics firms who are developing their own solutions. NeoMagic may also face increased competition from new entrants into the Handheld Systems Semiconductor market including companies currently at developmental stages. Certain of the Company's competitors may offer products with more functionality and or higher processor speeds at the expense of battery life and power consumption than the Company's product offerings. Although current products for Handheld Systems do not utilize embedded DRAM, the Company's product developments may utilize embedded DRAM technologies to produce System-on-Chip technology for a portion of future product efforts. NeoMagic has significant intellectual properties and historically demonstrated expertise in this technology. The Company is now also exploring alternative technologies such as Multi-Chip module ("MCM") solutions and other packaging related approaches to combining multiple chips. The successful commercial introduction by competitors of products that integrate DRAM with analog and logic circuitry on a single chip, or the inability of the Company to produce products for their new market, could have a material adverse effect on the Company's business, financial condition and operating results.

        Some of the Company's current and potential competitors operate their own manufacturing facilities. Since the Company does not operate its own manufacturing facility and may from time-to-time make binding commitments to purchase products, it may not be able to reduce its costs and cycle time or adjust its production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

We Depend on New Product Development to Meet Rapid Market and Technological Change

        The Company is now focused on providing high-performance semiconductor solutions for sale to original equipment manufacturers of Handheld Systems. New product planning is primarily focused on application processors for Handheld Systems, and multimedia technologies for integration into such processors, such as MPEG-4 video compression, image processing, graphics, and audio technologies. The Company's future business, financial condition and results of operations will depend to a significant extent on its ability to develop new products that address these market opportunities. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future.

        The markets for Handheld Systems are emerging opportunities, characterized by rapidly changing infrastructure, evolving industry standards and uncertain average selling prices. The Company must anticipate the features and functionality that consumers and infrastructure providers will demand, incorporate those features and functionality into products that meet the exacting design requirements of equipment manufacturers, price its products competitively and introduce the products to the market on a timely basis. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability to create or acquire Intellectual Property, the ability of strategic manufacturing partners to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company's competitors and market acceptance of the Company's and its customers' products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by system manufacturers and consumers, will be successfully developed, or will be introduced within the appropriate window of market demand, nor can there be assurance that customers who utilize the Company's semiconductor products will achieve the levels of market success with their own system products that they may project to the Company.

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

        The Company has exited the Notebook PC market and has only recently begun generating minor levels of revenues from its Handheld System products. While revenues are expected to grow, until the Company achieves a break-even point of revenue, there will continue to be a material adverse effect on the Company's business, financial condition and results of operations. The timeline for the Company to achieve this break-even revenue is unknown.

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

We Rely on Third-Party Subcontractors to Assemble and Test Our Products

        The Company's notebook multimedia products have been assembled and tested by third party subcontractors as are the Company's new products for the Handheld Systems marketplace. The Company does not have long-term agreements with any of these subcontractors. Such assembly and testing is conducted on a purchase order basis. As a result of its reliance on third party subcontractors to assemble and test its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company's products. Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if the Company were required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and test of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

We May Encounter Inventory Excess or Shortage

        The Company has wafer supply relationships with several foundries to support the Company's product efforts. Normally, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and to place binding purchase orders three to four months prior to shipment. The Company orders wafers for deliveries at least three to five months in advance and with the additional time to assemble and test wafers, the Company can have orders for finished goods that will not be available for up to six months into the future. If the Company does not have sufficient demand for its products and cannot cancel its current and future commitments without material impact, the Company may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If the Company cancels a purchase order, it must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must make forecasts and place purchase orders for wafers before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic, and from time-to-time will cause the Company to have an excess or shortage of wafers for a particular product.    As a result of the long lead-time for manufacturing wafers and the increase in "just in time" ordering by manufacturers, semiconductor companies such as the Company from time-to-time must take charges for excess inventory. The Company did in fact incur such charges in fiscal 2001 of $9.2 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on the Company's financial condition and results of operations. Conversely, failure to order sufficient wafers would cause the Company to miss revenue opportunities and, if significant, could impact sales by the Company's customers, which could adversely affect the Company's customer relationships and thereby materially adversely affect the Company's business, financial condition and results of operations.

Risks with Infineon Production Guarantee

        In January 2001 the Company extended its wafer supply agreement with Infineon Technologies AG of Germany through fiscal 2004 to ensure future wafer supply for the Company's new product efforts. The terms of the agreement, provided that NeoMagic would make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies. The agreement also provided for access to additional capacity and to more advanced process technologies to be developed by Infineon. NeoMagic has provided $15 million in guarantees towards its wafer purchases over the term of the agreement. There is no guarantee that the Company will utilize this capacity. The amount of guarantee is included as restricted cash on the balance sheet. Due to uncertainties over Infineon's continued eDRAM product development, the Company is not using Infineon's eDRAM technology for its current production. As such, there are ongoing discussions between NeoMagic and Infineon on restructuring the wafer supply agreement and the release from the related guarantee. The Company recorded a $1.4 million charge that is shown on the Consolidated Condensed Statements of Operations as a special charge for the three months ended April 30, 2002, which approximates the settlement amount including impairment of the restricted cash, based on negotiations to date. The wafer supply agreement charge is an estimate and may change as discussions continue and may result in additional charges in the future.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

        The Company relies in part on patents to protect its intellectual property. As of April 30, 2002 the Company has been issued 57 patents, each covering certain aspects of the design and architecture of the Company's products. Additionally, the Company has numerous patent applications pending. There can be no assurance that the Company's pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

        As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. Management disagreed with this ruling and filed an appeal in the United States Court of Appeals for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court's judgment of non-infringement on one patent and vacated the courts judgment of non-infringement of another patent, thereby remanding it to the lower court for further proceedings. Management believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

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

We Depend on International Sales and Suppliers

        Export sales have been a critical part of the Company's business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 82% and 92% of the Company's net sales for the first quarters of fiscal 2003 and 2002, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Letters of credit issued by customers have supported a portion of the Company's international sales. To date, the Company's international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of the Company's customers could make the Company's products relatively more expensive than competitors' products sold in the customer's local currency.

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

Our Stock Price May Be Volatile

        The market price of the Company's Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. The market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of the Company's Common Stock could be subject to significant fluctuations in response to various factors, including quarter-to-quarter variations in the Company's anticipated or actual operating results, announcements of new products, technological innovations or setbacks by the Company or its competitors, general conditions in the semiconductor and PC industries, unanticipated shifts in the Handheld Systems market or industry standards, loss of key customers, changes in DRAM pricing, litigation commencement or developments, changes in or the failure by the Company to meet estimates of the Company's performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors. Since the Company's decline in revenues, gross margins and operating results, the market price of the Common Stock has been and is expected to be for some time in the future, materially adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's cash equivalents, short-term investments, and restricted cash are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of April 30, 2002, the Company's cash equivalents, short-term investments, and restricted cash earned interest at an average rate of 2.8%. Due to the short-term nature of the Company's investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at April 30, 2002, with consistent cash balances, interest income would be adversely affected by approximately $58,000 per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

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

Part II. Other Information

Item 1. Legal Proceedings

        As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. Management disagreed with this ruling and filed an appeal in the United States Court of Appeals for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court's judgment of non-infringement on one patent and vacated the courts judgment of non-infringement of another patent, thereby remanding it to the lower court for further proceedings. Management believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

Item 2. Changes in Securities

        None.

Item 3. Defaults Upon Senior Securities

        None.

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        Not applicable.

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    Not applicable.

  (b)
  Reports on Form 8-K

    A report on Form 8K/A was filed on March 4, 2002. The report included audited financial statements for Linkup Systems Corporation including the balance sheet for December 31, 2000 and related statements of operations, of stockholders' deficit and of cash flows for the year then ended and for the period from 8/25/97 through December 31, 2000.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

June 12, 2002

NEOMAGIC CORPORATION (Registrant)
/s/ Stephen T. Lanza STEPHEN T. LANZA Vice President, Operations and Finance and Chief Financial Officer (Authorized Officer and Principal Financial Officer)

QuickLinks

INDEX
Part I. Financial Information
  Item I. Financial Statements
NEOMAGIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS (Unaudited)
NEOMAGIC CORPORATION CONSOLIDATED CONDENSED BALANCE SHEETS (Unaudited)
NEOMAGIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (Unaudited)
NEOMAGIC CORPORATION NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Unaudited)
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