Form 10-Q
period 2002-07-31
NEOMAGIC CORP
filed 2002-09-11
CIK 1030485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2002 OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at July 31, 2002 was 28,275,375

NEOMAGIC CORPORATION
FORM 10-Q

INDEX

		Page
PART I.	CONSOLIDATED CONDENSED FINANCIAL INFORMATION
Item 1.	Unaudited Consolidated Condensed Financial Statements:
	Consolidated Condensed Statements of Operations Three and Six months ended July 31, 2002 and 2001	3
	Consolidated Condensed Balance Sheets July 31, 2002 and January 31, 2002	4
	Consolidated Condensed Statements of Cash Flows Six months ended July 31, 2002 and 2001	5
	Notes to Unaudited Consolidated Condensed Financial Statements	6-10
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-23
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	24
Item 2.	Changes in Securities	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Submission of Matters to a Vote of Security Holders	24-25
Item 5.	Other Information	25
Item 6.	Exhibits and Reports on Form 8-K	25
Signatures		26
Exhibit 10.22	Full and Final Release from the Wafer Supply Agreement and the Product Sourcing Agreement
Exhibit 99.1	Officer Certification

Part I.    Financial Information

Item 1.    Financial Statements

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2002	July 31, 2001	July 31, 2002	July 31, 2001
Net sales	$494	$188	$856	$268
Cost of sales	720	—	1,305	7

Gross margin (loss)	(226)	188	(449)	261
Operating expenses:
Research and development(1)	5,495	6,104	12,469	13,303
Sales, general and administrative(2)	2,341	2,069	5,709	3,948
Special Charges	2,200	—	3,600	—

Total operating expenses	10,036	8,173	21,778	17,251

Loss from operations	(10,262)	(7,985)	(22,227)	(16,990)
Other income (expense), net:
Income, net of expenses, from the sale of DVD assets	—	—	1,580	—
Interest income and other income	672	839	1,280	2,144
Interest expense	—	—	—	(11)

Loss before income tax benefit	(9,590)	(7,146)	(19,367)	(14,857)
Income tax benefit	(339)	(198)	(6,339)	(582)

Net loss	$(9,251)	$(6,948)	$(13,028)	$(14,275)

Basic and diluted net loss per share	$(0.33)	$(0.27)	$(0.46)	$(0.55)
Weighted average common shares outstanding for basic and diluted	28,167	26,075	28,102	25,916

(1)
Includes $137 and $509 in amortization of deferred stock compensation for the three months ended July 31, 2002 and July 31, 2001, respectively, and $762 and $1,020 for the six months ended July 31, 2002 and July 30, 2001, respectively.

(2)
Includes $150 and $125 in amortization of deferred stock compensation for the three months ended July 31, 2002 and July 31, 2001, respectively, and $763 and $244 for the six months ended July 31, 2002 and July 31, 2001, respectively.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	July 31, 2002	January 31, 2002(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$47,390	$38,996
Short-term investments	26,549	32,914
Accounts receivable, net	297	125
Inventory	254	78
Income tax receivable	9,576	3,303
Other current assets	972	3,005

Total current assets	85,038	78,421
Property, plant and equipment, net	2,954	3,734
Restricted cash	—	15,000
Employee notes receivable	1,300	1,300
Goodwill	4,175	3,792
Intangibles, net	5,282	5,705
Other assets	350	357

Total assets	$99,099	$108,309

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	2,381	2,147
Compensation and related benefits	1,729	1,253
Income taxes payable	3,525	3,934
Deferred rent	418	582
Deferred gain on the sale of DVD assets	—	1,580
Wafer purchase agreement restructuring liability	3,600	—
Other accruals	257	607

Total current liabilities	11,910	10,103
Commitments and contingencies
Stockholders' equity:
Common stock	28	28
Additional paid-in-capital	86,876	86,436
Deferred compensation	(431)	(2,004)
Accumulated other comprehensive income	17	19
Retained earnings	699	13,727

Total stockholders' equity	87,189	98,206

Total liabilities and stockholders' equity	$99,099	$108,309

(1)
Derived from the January 31, 2002 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2002.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	July 31, 2002	July 31, 2001
Operating activities:
Net loss	$(13,028)	$(14,275)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,544	1,907
Loss on disposal of property, plant and equipment	—	77
Loss on restructuring of wafer purchase agreement	3,600	—
Income, net of expenses, from the sale of DVD assets	(1,580)	—
Amortization of deferred compensation	1,525	1,264
Changes in operating assets and liabilities:
Accounts receivable	(172)	179
Inventory	(176)	—
Income tax receivable	(6,273)	896
Other current assets	2,033	73
Restricted cash	15,000	(15,000)
Other assets	47	369
Accounts payable	234	(2,121)
Compensation and related benefits	476	(742)
Income taxes payable	(409)	3,394
Other accruals	(2,094)	(274)

Net cash provided by (used for) operating activities	727	(24,253)

Investing activities:
Net proceeds from the sale of DVD assets	1,580	—
Purchases of property, plant and equipment	(764)	(881)
Purchases of short-term investments	(25,987)	(29,928)
Maturities of short-term investments	32,350	33,824

Net cash provided by investing activities	7,179	3,015

Financing activities:
Repayment on note receivable from stockholders	—	40
Net proceeds from issuance of common stock	488	523

Net cash provided by financing activities	488	563

Net increase (decrease) in cash and cash equivalents	8,394	(20,675)
Cash and cash equivalents at beginning of period	38,996	72,852

Cash and cash equivalents at end of period	$47,390	$52,177

Supplemental schedules of cash flow information:
Cash paid (received) during the period for:
Interest	$—	$11
Taxes	$417	$(5,700)

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation:

        The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries collectively ("NeoMagic" or the "Company"). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at July 31, 2002, the operating results for the three and six months ended July 31, 2002 and 2001, and the cash flows for the six months ended July 31, 2002 and 2001. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 2002, included in the Company's Form 10-K filed with the Securities and Exchange Commission.

        The results of operations for the three and six months ended July 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003.

        The second fiscal quarters of 2003 and 2002 ended on July 28, 2002 and July 29, 2001, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of July.

2.    Recent Accounting Pronouncements:

        NeoMagic adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," in the first quarter of fiscal 2003. The effect of adopting SFAS 144 did not have a material impact on the Company's financial position or results of operations.

        NeoMagic adopted Statement of Financial Accounting Standards No. 141 (SFAS 141) Business Combinations, and Statement of Financial Accounting Standards No. 142 (SFAS 142) Goodwill and Other Intangible Assets, in the first quarter of fiscal 2003. The Company is testing goodwill for impairment using the two-step process prescribed in SFAS 142. The Company has completed the first required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 and has determined there are indicators of impairment. The second step of the test, which is to determine the amount of impairment, will be completed by the end of fiscal 2003. Any impairment charge resulting from this impairment test will be reflected as the cumulative effect of a change in accounting principle in the second half of fiscal 2003. The Company has not yet determined the effect that the second step of the impairment test will have on the financial statements.

        In July 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

3.    Loss Per Share:

        The following data show the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

        Per share information calculated on this basis is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)
	2002	2001	2002	2001
Numerator:
Net loss	$(9,251)	$(6,948)	$(13,028)	$(14,275)
Denominator:
Denominator for basic and diluted loss per share—weighted average shares outstanding	28,167	26,075	28,102	25,916
Basic and diluted loss per share	$(.33)	$(.27)	$(.46)	$(.55)

        For the three months ended July 31, 2002 and July 31, 2001 and for the six months ended July 31, 2002 and July 31, 2001, respectively, basic earnings per share equals diluted earnings per share due to the net loss for those periods.

4.    Divestitures:

        In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group that was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter of fiscal 2001. During the second quarter of fiscal 2001, the Company incurred additional costs of $0.3 million. During the third quarter of fiscal 2001, the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. As a result, the Company recorded a pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the year ended January 31, 2001. In the first quarter of fiscal 2003, the Company received a $1.6 million cash payment previously contingent on the transfer of licenses with third parties to the Buyer, which is recorded as a gain in the Consolidated Condensed Statements of Operations for the six months ended July 31, 2002.

5.    Inventories:

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

Inventory consists of:	July 31, 2002	January 31, 2002
	(in thousands)
Raw materials	$23	$—
Work in process	34	—
Finished goods	197	78

Total	$254	$78

6.    Accumulated Other Comprehensive Income:

        Total accumulated other comprehensive income was $17 thousand at July 31, 2002 and $19 thousand at January 31, 2002. Accumulated other comprehensive income consists entirely of unrealized gains on available for sale securities.

7.    Goodwill and Other Intangible Assets:

        Effective February 1, 2002, NeoMagic adopted SFAS 142, which was issued by the Financial Accounting Standards Board in July 2001. Under this standard, the Company ceased amortizing goodwill effective February 1, 2002. In addition, on adoption, the Company reclassified certain intangibles with net book value $383 thousand, consisting of assembled workforce and acquisition costs, which are no longer defined as an acquired intangible under SFAS 142, to goodwill. Accordingly, there was no amortization of assembled workforce and acquisition costs recognized during the six months ended July 31, 2002.

        The following table presents a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization (in thousands, except per share data):

	Three Months Ended July 31,		Six Months Ended July 31,
	2002	2001	2002	2001
Net loss:
As reported	$(9,251)	$(6,948)	$(13,028)	$(14,275)
Goodwill amortization	—	1	—	2
Workforce amortization	—	74	—	148
Acquisition costs amortization	—	21	—	42

As adjusted	$(9,251)	$(6,852)	$(13,028)	$(14,083)

Basic and diluted net loss per share:
As reported	(0.33)	$(0.27)	$(0.46)	$(0.55)
Goodwill amortization	—	—	—	—
Workforce amortization	—	0.01	—	0.01
Acquisition costs amortization	—	—	—	—

As adjusted	$(0.33)	$(0.26)	$(0.46)	$(0.54)

        Other intangible assets subject to amortization were as follows (in thousands):

July 31, 2002	Cost	Accumulated Amortization	Net
Licensed intellectual property	$2,331	$—	$2,331
Core technology	1,800	(350)	1,450
Developed technology	900	(263)	637
Customer relationships	700	(136)	564
Patents	1,690	(1,468)	222
Assembled workforce	—	—	—
Acquisition costs	—	—	—
Other	107	(29)	78

	$7,528	$(2,246)	$5,282

January 31, 2002	Cost	Accumulated Amortization	Net
Licensed intellectual property	$1,811	$(327)	$1,484
Core technology	1,800	(49)	1,751
Developed technology	900	(38)	862
Customer relationships	700	(19)	681
Patents	1,690	(1,256)	434
Assembled workforce	1,179	(885)	294
Acquisition costs	354	(265)	89
Other	114	(4)	110

	$8,548	$(2,843)	$5,705

        Amortization expense for other intangible assets was $439 and $779 for the three and six months ended July 31, 2002, respectively. The Company wrote off licensed intangible properties with a cost of $1,484 and accumulated amortization of $327 for licensed intellectual property that was no longer used by the Company in the first quarter of fiscal 2003. The estimated annual amortization expense for other intangible assets is $896 for the remaining two quarters of fiscal 2003, $2,069 for the fiscal year ended January 31, 2004, $1,541 for the fiscal year ended January 31, 2005, and $776 for the fiscal year ended January 31, 2006.

        The Company is testing goodwill for impairment using the two-step process prescribed in SFAS 142. The Company has completed the first required impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 and has determined that there are indicators of impairment. The second step of the test, which is to determine the amount of impairment, will be completed by the end of fiscal 2003. Any impairment charge resulting from this impairment test will be reflected as the cumulative effect of a change in accounting principle in the second half of fiscal 2003. The Company has not yet determined the effect that the second step of the impairment test will have on the financial statements.

8.    Wafer Purchase Agreement Restructuring Liability:

        In January 2001, the Company extended its wafer supply agreement with Infineon Technologies AG of Germany ("Infineon") through fiscal 2004 to ensure future wafer supply for the Company's new product efforts. The terms of the agreement provided that NeoMagic would make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies. The agreement also provided for access to additional capacity and to more advanced process technologies to be developed by Infineon. NeoMagic provided $15 million in guarantees towards its wafer purchases over the term of the agreement. The amount of guarantee is included as restricted cash on the balance sheet at January 31, 2002. At the end of fiscal year 2002, due to uncertainties over Infineon's continued eDRAM product development, the Company decided not to use Infineon's eDRAM technology for its future production. Discussions commenced between NeoMagic and Infineon on restructuring the wafer supply agreement with the intent to release NeoMagic from the related guarantee. Based on the progression of the negotiations, the Company has recorded special charges of $1.4 million and $1.1 million respectively during the first and second quarters of fiscal 2003, which represented the value of the settlement offered at that time. Subsequent to the second quarter of fiscal 2003, the Company and Infineon signed an Agreement to settle the contingency based on negotiations that occurred in September 2002. The Company adjusted the wafer purchase agreement restructuring liability by an additional $1.1 million to $3.6 million to reflect the value of the final settlement. These amounts are shown on the Consolidated Condensed Statements of Operations as a special charge for the three and six months ended July 31, 2002. On September 10, 2002 the Company paid $1.5 million in cash and issued 1.7 million shares of common stock to settle the claim under the agreement. As a result of the settlement, $15.0 million of restricted cash was released and reclassified to cash and cash equivalents on the Consolidated Condensed Balance Sheet at July 31, 2002.

9.    Unaudited Pro Forma Information:

        The consolidated statements of operations of NeoMagic presented throughout this report include the operating results of LinkUp Systems from the date of acquisition, December 18, 2001. The following pro forma information for the six months ended July 31, 2001 is presented as if the acquisition of LinkUp was consummated at the beginning of fiscal 2002. This unaudited pro forma data does not purport to represent the Company's actual results of operations had the LinkUp acquisition occurred at the beginning of fiscal 2002 and should not serve as a forecast of the Company's operating results for any future periods.

        The pro forma information for July 31, 2001 is based on historical results of operations of NeoMagic for the six-month period ended July 31, 2001 and historical results of LinkUp from January 1, 2001 to July 31, 2001 (in thousands, except per share data).

	Three Months Ended July 31, 2001	Six Months Ended July 31, 2001
Pro forma net sales	$641	$1,175
Pro forma net loss	$(8,687)	$(17,753)
Pro forma basic and diluted net loss per share	$(0.31)	$(0.65)

Part I.    Financial Information

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        When used in this discussion, the words "expects," "anticipates," "believes" and similar expressions are intended to identify forward-looking statements. Such statements reflect management's current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, but not limited to: customer acceptance of new NeoMagic products, the market acceptance of handheld system products developed and marketed by customers which use the Company's products, the Company's ability to execute product development plans on schedule, and the Company's ability to access advanced manufacturing technologies in sufficient capacity. These factors along with those set forth below under "Factors that May Affect Future Results," are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in the Company's expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

Overview

        NeoMagic develops and sells applications processors to enable new generations of handheld systems, offering low power, small form-factor, and high performance multimedia features and performance. Previously, the Company provided semiconductor solutions for the Notebook PC Multimedia Accelerator marketplace. In April 2000, the Company announced its intention to exit this market and is now focused solely on developing, manufacturing and selling applications processors for the Handheld Systems market. The Company has recently begun to generate revenues from this new product effort. Throughout the year, the Company expects to see customers introducing new handheld systems that use the Company's chips, primarily in Japan, Europe, and the Far East. The Company also expects to launch additional new members of its MiMagic™ family of applications processors as fiscal 2003 and fiscal 2004 progresses. The Company anticipates growth in sales for each successive quarter of the fiscal year.

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

        The Company's fiscal year end is January 31. Any references herein to a fiscal year refer to the year ended January 31 of such year. The second fiscal quarters of 2003 and 2002 ended on July 28, 2002 and July 29, 2001, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of July.

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

Net sales

        Net sales were $494 thousand and $856 thousand for the three months and six months ended July 31, 2002, respectively, compared to $188 thousand and $268 thousand for the three months and six months ended July 31, 2001. Net sales increased due to the Company's shipments of its new applications processors for the Handheld Systems market in the three months and six months ended July 31, 2002. Sales for the six months ended July 31, 2001 were of the Company's legacy notebook products.

        Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 94% and 100% of net sales in the three months ended July 31, 2002 and 2001, respectively. Export sales accounted for 89% and 98% of net sales in the six months ended July 31, 2002 and 2001, respectively. All sales transactions were denominated in United States dollars.

        Three customers accounted for 46%, 27% and 16% of net sales for the three months ended July 31, 2002. Two customers accounted for 77% and 20% of net sales in the three months ended July 31, 2001. Three customers accounted for 28%, 26%, and 25% of net sales for the six months ended July 31, 2002. Three customers accounted for 54%, 23%, and 14% of net sales for the six months ended July 31, 2001.

Gross Margin (loss)

        Gross margin (loss) were $(226) thousand and $188 thousand for the three months ended July 31, 2002 and 2001, respectively. Gross margin (loss) was $(449) thousand and $261 thousand in the six months ended July 31, 2002 and 2001, respectively. The negative gross margins in the three and six month periods ended July 31, 2002 are due to under absorption of manufacturing overhead resulting from low production levels. The Company's sales in the three and six month periods ended July 31, 2001 were of its fully reserved legacy notebook products.

Research and Development Expenses

        Research and development expenses include compensation and associated costs relating to development personnel, operating system software costs and prototyping costs, which are comprised of photomask costs, pre-production wafer costs, and amortization of intangibles relating to development stage products. Research and development expenses were $5.5 million and $6.1 million for the three months ended July 31, 2002 and 2001, respectively. Research and development expenses were $12.5 million and $13.3 million for the six months ended July 31, 2002 and 2001, respectively. These expenses include amortization of deferred compensation of $0.1 million and $0.5 million for the three months ended July 31, 2002 and 2001, respectively and $0.8 million and $1.0 million for the six months ended July 31, 2002 and 2001, respectively. The decreases of $0.6 million and $0.8 million in total research and development expenses for the three months and six months ended July 31, 2002 are primarily related to lower consulting costs offset somewhat by increased amortization of acquired and licensed intangibles relating to products which are under research and development stage. Included in the expenses for the six months ended July 31, 2002, were expenses of $0.6 million to write off certain Licensed Intellectual Property. The Company has made, and intends to continue to make, significant investments in research and development as it focuses on developing products for the Handheld Systems market.

Sales, General and Administrative Expenses

        Sales, general and administrative expenses were $2.3 million and $2.1 million for the three months ended July 31, 2002 and 2001, respectively. Sales, general and administrative expenses were $5.7 million and $3.9 million for the six months ended July 31, 2002 and 2001, respectively. These expenses include amortization of deferred compensation of $0.2 million and $0.1 million for the three months ended July 31, 2002 and 2001, respectively and $0.8 million and $0.2 million for the six months ended July 31, 2002 and 2001, respectively. Sales, general and administrative expenses increased in absolute dollars due primarily to increased sales expenses related to the Company's new product efforts for the Handheld Systems market as well as increased amortization of deferred compensation resulting from the acquisition of LinkUp Systems in December 2001.

Special Charges

        In January 2001, the Company extended its wafer supply agreement with Infineon Technologies AG of Germany ("Infineon") through fiscal 2004 to ensure future wafer supply for the Company's new product efforts. The terms of the agreement provided that NeoMagic would make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies. The agreement also provided for access to additional capacity and to more advanced process technologies to be developed by Infineon. NeoMagic provided $15 million in guarantees towards its wafer purchases over the term of the agreement. The amount of guarantee is included as restricted cash on the balance sheet at January 31, 2002. At the end of fiscal year 2002, due to uncertainties over Infineon's continued eDRAM product development, the Company decided not to use Infineon's eDRAM technology for its future production. Discussions commenced between NeoMagic and Infineon on restructuring the wafer supply agreement with the intent to release NeoMagic from the related guarantee. Based on the progression of the negotiations, the Company has recorded special charges of $1.4 million and $1.1 million respectively during the first and second quarters of fiscal 2003, which represented the value of the settlement offered at that time. Subsequent to the second quarter of fiscal 2003, the Company and Infineon signed an Agreement to settle the contingency based on negotiations that occurred in September 2002. The Company adjusted the wafer purchase agreement restructuring liability by an additional $1.1 million to $3.6 million to reflect the value of the final settlement. These amounts are shown on the Consolidated Condensed Statements of Operations as a special charge for the three and six months ended July 31, 2002. On September 10, 2002 the Company paid $1.5 million in cash and issued 1.7 million shares of common stock to settle the claim under the agreement. As a result of the settlement, $15.0 million of restricted cash was released and reclassified to cash and cash equivalents on the Consolidated Condensed Balance Sheet at July 31, 2002.

Income Net of Expenses from Sale of DVD Assets

        In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group that was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter of fiscal 2001. During the second quarter of fiscal 2001, the Company incurred additional costs of $0.3 million. During the third quarter of fiscal 2001, the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. As a result, the Company recorded a pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the year ended January 31, 2001. In the first quarter of fiscal 2003, the Company received a $1.6 million cash payment previously contingent on the transfer of licenses with third parties to the Buyer, which is recorded as a gain in the Consolidated Condensed Statements of Operations for the three months ended April 30, 2002.

Interest and Other Income

        The Company earns interest on its cash equivalents, short-term investments, and restricted cash. Interest and other income was $0.7 million and $0.8 million for the three months ended July 31, 2002 and 2001, respectively. Interest and other income was $1.3 million and $2.1 million for the six months ended July 31, 2002 and 2001, respectively. The decrease in interest and other income is primarily due to significantly lower interest rates and to lower cash balances.

Interest Expense

        Interest expense was $0 and $0 for the three months ended July 31, 2002 and 2001, respectively. Interest expense was $0 and $11,000 for the six months ended July 31, 2002 and 2001, respectively. Interest expense for the Company is not significant since the Company does not have any debt instruments outstanding.

Income Taxes

        The Company recorded a $6.3 million tax benefit in the six months ended July 31, 2002, primarily related to changes in the federal tax law. The Job Creation and Worker Assistance Act of 2002 was enacted on March 9, 2002 and contained provisions extending the net loss carry-back period from two to five years. This change will permit the Company to utilize net operating losses incurred in fiscal 2002 to recover taxes paid in prior periods. The $6.3 million benefit represents additional refunds that the Company expects to claim on the 2002 net operating loss carry-back due to the change in tax law.

Liquidity and Capital Resources

        The Company's cash, cash equivalents and short-term investments increased $2.0 million in the six months ended July 31, 2002 to $73.9 million from $71.9 million at January 31, 2002.

        Cash and cash equivalents provided by operating activities for the six months ended July 31, 2002 was $0.7 million, compared to $24.3 million of net cash used in operating activities for the six months ended July 31, 2001. The cash provided by operating activities stems primarily from non-cash depreciation and deferred compensation amortization charges, a decrease in restricted cash and other current assets, and increases in the wafer purchase agreement restructuring liability, accounts payable, and compensation and related benefits partially offset by a net loss of $13.0 million, increases in income taxes receivable and accounts receivable, as well as decreases in income taxes payable and in other accruals.

        Net cash provided by investing activities for the six months ended July 31, 2002, was $7.2 million, compared to $3.0 million of net cash provided by investing activities for the six months ended July 31, 2001. Net cash provided by investing activities for the six months ended July 31, 2002 related primarily to net proceeds from the maturities of short-term investments of $6.4 million and proceeds from the sale of DVD assets of $1.6 million, partially offset by purchases of property, plant and equipment of $0.8 million.

        Net cash provided by financing activities was $0.5 million for the six months ended July 31, 2002, compared to $0.6 million of net cash provided by financing activities for the six months ended July 31,

2001. The net cash provided by financing activities primarily represents net proceeds from the issuance of common stock.

        At July 31, 2002, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $73.9 million. The Company believes that it will not generate cash from operations during the next twelve months. The Company believes the current cash, cash equivalents and short-term investments will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months. After this period, capital requirements will depend on many factors, including general economic conditions, the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions and enhancements to existing products, and market acceptance of the Company's products. To the extent that existing cash, cash equivalents and short-term investment balances and any cash from operations are insufficient to fund the Company's future activities, the Company may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

        In January 2001, the Company extended its wafer supply agreement with Infineon Technologies AG of Germany "("Infineon") through fiscal 2004 to ensure future wafer supply for the Company's new product efforts. The terms of the agreement provided that NeoMagic would make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies. The agreement also provided for access to additional capacity and to more advanced process technologies to be developed by Infineon. NeoMagic provided $15 million in guarantees towards its wafer purchases over the term of the agreement. The amount of guarantee is included as restricted cash on the balance sheet at January 31, 2002. At the end of fiscal year 2002, due to uncertainties over Infineon's continued eDRAM product development, the Company decided not to use Infineon's eDRAM technology for its future production. Discussions commenced between NeoMagic and Infineon on restructuring the wafer supply agreement with the intent to release NeoMagic from the related guarantee. Based on the progression of the negotiations, the Company has recorded special charges of $1.4 million and $1.1 million respectively during the first and second quarters of fiscal 2003, which represented the value of the settlement offered at that time. Subsequent to the second quarter of fiscal 2003, the Company and Infineon signed an Agreement to settle the contingency based on negotiations that occurred in September 2002. The Company adjusted the wafer purchase agreement restructuring liability by an additional $1.1 million to $3.6 million to reflect the value of the final settlement. These amounts are shown on the Consolidated Condensed Statements of Operations as a special charge for the three and six months ended July 31, 2002. On September 10, 2002 the Company paid $1.5 million in cash and issued 1.7 million shares of common stock to settle the claim under the agreement. As a result of the settlement, $15.0 million of restricted cash was released and reclassified to cash and cash equivalents on the Consolidated Condensed Balance Sheet at July 31, 2002.

        The Company leases offices in Santa Clara, California, India and Israel under operating leases that expire at various times through April 2010. Future minimum lease payments under non-cancelable operating leases as of July 31, 2002 are as follows:

Fiscal year ending January 31: (in thousands)
2003*	$1,065
2004*	1,185
2005	1,057
2006	1,083
2007	1,095
Thereafter	3,497

Total minimum lease payments	$8,982

*
2003 and 2004 are net of sublease income of $60,000 and $30,000, respectively.

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

We have a Limited Customer Base

        The Company's sales were historically concentrated within a limited customer base in the notebook PC market. The Company has now exited the notebook PC market and is generating revenues from products for the Handheld Systems market. The Company expects to have commitments from only a limited number of customers during fiscal 2003. The Company expects that a small number of customers will account for a substantial portion of its net sales for the foreseeable future. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products, or by a decline in the number of Handheld Systems sold by a single customer.

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

        Because of the complexity of its products, the Company has experienced delays from time to time in completing development and introduction of new products. In addition, the Company is producing and continuing the development of new products in markets in which the Company has little history. In the event that there are delays in ramping production of current products, or in the completion of development of future products, including the products currently under development for introduction over the next 12 to 18 months, the Company's potential future business, financial condition, and results of operations will be materially adversely affected. In addition, the time required for competitors to develop and introduce competing products may be shorter, manufacturing yields may be better, and production costs may be lower than those experienced by the Company.

        The Company has exited the Notebook PC market and is generating revenues from its Handheld System products. Until the Company achieves substantial growth in revenue, it will continue to incur substantial losses. There is no assurance as to how quickly revenues will grow.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

        The Company relies in part on patents to protect its intellectual property. As of July 31, 2002 the Company has been issued 59 patents, each covering certain aspects of the design and architecture of the Company's products. Additionally, the Company has numerous patent applications pending. There can be no assurance that the Company's pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

        As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court's judgment of non-infringement on one patent and vacated the courts judgment of non-infringement of another patent, thereby remanding it to the lower court for further proceedings. Management believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

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

We Depend on International Sales and Suppliers

        Export sales have been a critical part of the Company's business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 94% and 100% of the Company's net sales for the three months ended July 31, 2002 and 2001, respectively. Export sales accounted for 89% and 98% of net sales in the six months ended July 31, 2002 and 2001, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. To date, the Company's international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of the Company's customers could make the Company's products relatively more expensive than competitors' products sold in the customer's local currency.

        International manufacturers have produced, and are expected to continue to produce for the foreseeable future, all of the Company's wafers. In addition, many of the assembly and test services used by the Company are procured from international sources. Under the Company's purchase orders with manufacturing suppliers, the wafers are priced in U.S. dollars.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's cash equivalents, short-term investments, and restricted cash are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of July 31, 2002, the Company's cash equivalents, short-term investments, and restricted cash earned interest at an average rate of 3.5%. Due to the short-term nature of the Company's investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at July 31, 2002, with consistent cash balances, interest income would be adversely affected by approximately $64,000 per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

        Currently all of the Company's sales and the majority of its expenses are denominated in U.S. dollars. As a result, the Company has relatively little exposure to foreign currency exchange rate risk. The Company does not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, in the event exposure to foreign currency risk increases, the Company may choose to hedge those exposures.

Part II.    Other Information

Item 1.    Legal Proceedings

        As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court's judgment of non-infringement on one patent and vacated the courts judgment of non-infringement of another patent, thereby remanding it to the lower court for further proceedings. Management believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

Item 2.    Changes in Securities

        None.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        The Annual Meeting of Stockholders was held on June 13, 2002. The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

  1)
  Election of Directors

	Votes For	Withheld
Prakash C. Agarwal	24,021,448	1,673,621
Brian P. Dougherty	24,376,299	1,318,770
James Lally	24,286,129	1,408,940
Paul Richman	24,287,299	1,407,770
Anil Gupta	24,284,199	1,410,870
  2)
  Proposal to amend the 1997 Employee Stock Purchase Plan to provide for an increase in the number of shares of Common Stock available for issuance under the Plan by 700,000 shares.

Votes For	Against	Abstain
24,985,391	617,285	92,393
  3)
  Proposal to amend the Amended 1993 Stock Plan to provide for an increase in the number of shares of Common Stock available for grant under the Plan by 500,000 shares.

Votes For	Against	Abstain
20,725,948	4,893,445	75,676

  4)
  Proposal to ratify the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending January 31, 2003.

Votes For	Against	Abstain
25,234,845	421,557	38,667

Item 5.    Other Information

        Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.22	Full and Final Release from the Wafer Supply Agreement and the Product Sourcing Agreement
99.1	Financial Statement Certification
  (b)
  Reports on Form 8-K

          The Company did not file any reports on Form 8-K during the three months ended July 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION (Registrant)
/s/ STEPHEN T. LANZA STEPHEN T. LANZA Chief Financial Officer (Principal Financial and Accounting Officer)
September 11, 2002

QuickLinks

INDEX
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