Form 10-Q/A
period 2002-07-31
NEOMAGIC CORP
filed 2002-09-13
CIK 1030485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A

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

Item 6. Exhibits and Reports on Form 8-K

    (a)
    Exhibits

10.22*	Full and Final Release from the Wafer Supply Agreement and the Product Sourcing Agreement
99.1*	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    *
    Previously filed.

2

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION (Registrant)

/s/ STEPHEN T. LANZA STEPHEN T. LANZA Chief Financial Officer (Principal Financial and Accounting Officer) September 13, 2002

3

QuickLinks

SIGNATURES