Form 10-Q
period 2002-10-31
NEOMAGIC CORP
filed 2002-12-11
CIK 1030485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarter ended October 31, 2002
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at November 30, 2002 was 29,947,125

NEOMAGIC CORPORATION

FORM 10-Q
INDEX

		PAGE
PART I. CONSOLIDATED CONDENSED FINANCIAL INFORMATION
Item 1.	Unaudited Consolidated Condensed Financial Statements:
	Consolidated Condensed Statements of Operations Three and Nine months ended October 31, 2002 and 2001	3
	Consolidated Condensed Balance Sheets October 31, 2002 and January 31, 2002	4
	Consolidated Condensed Statements of Cash Flows Nine months ended October 31, 2002 and 2001	5
	Notes to Unaudited Consolidated Condensed Financial Statements	6-12
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-27
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	27
Item 4.	Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1.	Legal Proceedings	28
Item 2.	Changes in Securities	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Submission of Matters to a Vote of Security Holders	28
Item 5.	Other Information	28
Item 6.	Exhibits and Reports on Form 8-K	28
	Signatures	29
	Certifications	30-31

Part I.    Financial Information

Item 1.    Financial Statements

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2002	October 31, 2001	October 31, 2002	October 31, 2001
Net sales	$655	$83	$1,511	$351
Cost of product sales	780	1	2,085	8
Impairment of certain acquired intangible assets	367	—	367	—

Total	1,147	1	2,452	8

Gross margin (loss)	(492)	82	(941)	343
Operating expenses:
Research and development(1)	5,662	6,041	18,131	19,344
Sales, general and administrative(2)	2,127	1,857	7,836	5,805
Impairment of certain acquired intangible assets	506	—	506	—
Special Charges	—	—	3,600	—

Total operating expenses	8,295	7,898	30,073	25,149

Loss from operations	(8,787)	(7,816)	(31,014)	(24,806)
Other income (expense), net:
Income, net of expenses, from the sale of DVD assets	—	—	1,580	—
Interest income and other income	277	843	1,557	2,987
Interest expense	—	—	—	(11)

Loss before income tax benefit and cumulative effect of change in accounting principle	(8,510)	(6,973)	(27,877)	(21,830)
Income tax benefit	—	(188)	(6,339)	(770)

Loss before cumulative effect of change in accounting principle	(8,510)	(6,785)	(21,538)	(21,060)
Cumulative effect of change in accounting principle	(4,175)	—	(4,175)	—

Net loss	$(12,685)	$(6,785)	$(25,713)	$(21,060)

Basic and diluted net loss per share	$(0.44)	$(0.26)	$(0.90)	$(0.81)
Weighted average common shares outstanding for basic and diluted	29,157	26,263	28,453	26,032

(1)
Includes $101 and $500 in amortization of deferred stock compensation for the three months ended October 31, 2002 and October 31, 2001, respectively, and $863 and $1,520 for the nine months ended October 31, 2002 and October 30, 2001, respectively.

(2)
Includes $143 and $121 in amortization of deferred stock compensation for the three months ended October 31, 2002 and October 31, 2001, respectively, and $906 and $365 for the nine months ended October 31, 2002 and October 31, 2001, respectively.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	October 31, 2002	January 31, 2002(1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$44,912	$38,996
Short-term investments	29,363	32,914
Accounts receivable, net	435	125
Inventory	726	78
Income tax receivable	8	3,303
Other current assets	1,612	3,005

Total current assets	77,056	78,421
Property, plant and equipment, net	4,329	3,734
Restricted cash	—	15,000
Employee notes receivable	1,300	1,300
Goodwill	—	3,792
Intangibles, net	4,789	5,705
Other assets	474	357

Total assets	$87,948	$108,309

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,169	$2,147
Accrued compensation and related benefits	1,447	1,253
Income taxes payable	3,522	3,934
Deferred rent	284	582
Deferred gain on the sale of DVD assets	—	1,580
Other accrued liabilities	1,598	607
Current portion of capital lease obligations	744	—

Total current liabilities	9,764	10,103
Capital lease obligations	1,357	—
Stockholders' equity:
Common stock	30	28
Additional paid-in-capital	88,979	86,436
Deferred compensation	(186)	(2,004)
Accumulated other comprehensive income	(10)	19
Retained earnings	(11,986)	13,727

Total stockholders' equity	76,827	98,206

Total liabilities and stockholders' equity	$87,948	$108,309

(1)
Derived from the January 31, 2002 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2002.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	October 31, 2002	October 31, 2001
Operating activities:
Net loss	$(25,713)	$(21,060)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,206	2,801
Loss on disposal of property, plant and equipment	2	77
Loss on restructuring of wafer purchase agreement	3,600	—
Income, net of expenses, from the sale of DVD assets	(1,580)	—
Amortization of deferred compensation	1,771	1,885
Impairment of acquired intangible assets and goodwill	5,048	—
Changes in operating assets and liabilities:
Accounts receivable	(310)	190
Inventory	(648)	—
Income tax receivable	3,295	896
Other current assets	1,393	737
Restricted cash	15,000	(15,000)
Other assets	(457)	1,232
Accounts payable	22	(1,571)
Compensation and related benefits	194	(645)
Income taxes payable	(412)	2,581
Other accruals	(2,387)	(628)

Net cash provided by (used for) operating activities	1,024	(28,505)

Investing activities:
Net proceeds from the sale of DVD assets	1,580	—
Proceeds from sale of property, plant, and equipment	—	1
Purchases of property, plant and equipment	(702)	(893)
Purchases of short-term investments	(41,191)	(44,707)
Maturities of short-term investments	44,713	49,620

Net cash provided by investing activities	4,400	4,021

Financing activities:
Repayment on note receivable from stockholders	—	40
Net proceeds from issuance of common stock	492	573

Net cash provided by financing activities	492	613

Net increase (decrease) in cash and cash equivalents	5,916	(23,871)
Cash and cash equivalents at beginning of period	38,996	72,852

Cash and cash equivalents at end of period	$44,912	$48,981

Supplemental schedules of cash flow information:
Cash paid (received) during the period for:
Interest	$—	$11
Taxes	$(9,568)	$(5,700)
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with restructuring of wafer purchasing agreement Interest	$2,100	$—

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.    Basis of Presentation:

        The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries collectively ("NeoMagic" or the "Company"). Certain information and Note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at October 31, 2002, the operating results for the three and nine months ended October 31, 2002 and 2001, and the cash flows for the nine months ended October 31, 2002 and 2001. These financial statements and notes should be read in conjunction with the Company's audited financial statements and notes thereto for the year ended January 31, 2002, included in the Company's most recent Form 10-K filed with the Securities and Exchange Commission.

        The results of operations for the three and nine months ended October 31, 2002 are not necessarily indicative of the results that may be expected for the year ending January 31, 2003.

        The third fiscal quarters of 2003 and 2002 ended on October 27, 2002 and October 28, 2001, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of October.

2.    Recent Accounting Pronouncements:

        In July 2002, the Financial Accounting Standards Board approved Statement of Financial Accounting Standards No. 146 (SFAS 146) "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS 146 will have a material effect on its financial position or results of operations.

        In August 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," and the accounting and reporting provisions of APB No. 30, "Reporting the Results of Operations for a Disposal of a Segment of a Business." The Company adopted SFAS 144 on February 1, 2002. In accordance with SFAS 144, the Company assesses the recoverability of its long-lived assets by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts to determine whether impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. See Note 9 "Intangible Assets" for the effect of adopting the provisions and the results of impairment assessments.

        NeoMagic adopted Statement of Financial Accounting Standards No. 141 (SFAS 141) "Business Combinations", and Statement of Financial Accounting Standards No. 142 (SFAS 142) "Goodwill and Other Intangible Assets," in the first quarter of fiscal 2003. See Note 3 "Cumulative Effect of Accounting Change" for the effect of adopting the provisions and the results of transitional impairment tests.

3.    Cumulative Effect of An Accounting Change:

        On February 1, 2002, NeoMagic adopted Statement of Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangibles Assets, which required companies to discontinue the amortization of goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life must be reviewed for impairment using a two step method upon adoption of SFAS 142 and annually thereafter, or more frequently when indicators of impairment exist.

        Upon adoption of the standard, the Company tested goodwill for impairment using the two-step process prescribed in SFAS 142. The Company completed the first of the two required transitional impairment tests of goodwill and indefinite lived intangible assets as of February 1, 2002 during the second quarter of fiscal 2003. The Company determined that there were indicators of impairment, as the carrying value of the reporting unit exceeded fair value derived from the market capitalization model. The second step of the transitional impairment test, which is to determine the amount of impairment, was completed in the third quarter of fiscal 2003 by comparing the implied values of the goodwill to the fair values of net tangible assets and identifiable intangibles. Based on the results of the second transitional impairment test, the Company recorded a non-cash accounting change adjustment of $4.2 million, reflecting a reduction in the carrying value of its goodwill, as a cumulative effect of an accounting change in the accompanying consolidated condensed statements of operations.

4.    Loss Per Share:

        The following data show the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

        Per share information calculated on this basis is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
	(in thousands, except per share amounts)
Numerator:
Loss from continuing operations	$(8,510)	$(6,785)	$(21,538)	$(21,060)
Cumulative effect of an accounting change	(4,175)	—	(4,175)	—

Net loss	$(12,685)	$(6,785)	$(25,713)	$(21,060)

Denominator:
Denominator for basic and diluted loss per share—weighted average shares outstanding	29,157	26,263	28,453	26,032

Loss per share from continuing operations	$(.29)	$(.26)	$(.75)	$(.81)
Cumulative effect per share of an accounting change	(.15)	—	(.15)	—

Basic and diluted loss per share	$(.44)	$(.26)	$(.90)	$(.81)

        For the three months ended October 31, 2002 and October 31, 2001 and for the nine months ended October 31, 2002 and October 31, 2001, respectively, basic earnings per share equals diluted earnings per share due to the net loss for those periods.

5.    Divestitures:

        In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group that was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter of fiscal 2001. During the second quarter of fiscal 2001, the Company incurred additional costs of $0.3 million. During the third quarter of fiscal 2001, the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. As a result, the Company recorded a pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the year ended January 31, 2001. In the first quarter of fiscal 2003, the Company received a $1.6 million cash payment previously contingent on the transfer of licenses with third parties to the Buyer, which is recorded as a gain in the Consolidated Condensed Statements of Operations for the nine months ended October 31, 2002.

6.    Inventories:

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

Inventory consists of:	October 31, 2002	January 31, 2002
	(in thousands)
Raw materials	$175	$—
Work in process	99	—
Finished goods	452	78

Total	$726	$78

7.    Accumulated Other Comprehensive Income:

        Total accumulated other comprehensive loss was $10 thousand at October 31, 2002 compared to other comprehensive income of $19 thousand at January 31, 2002. Accumulated other comprehensive income consists entirely of unrealized gains and losses on available for sale securities.

8.    Goodwill:

        Effective February 1, 2002, NeoMagic adopted SFAS 142, which was issued by the Financial Accounting Standards Board in July 2001. Under this standard, the Company ceased amortizing goodwill effective February 1, 2002. The Company completed the transitional tests for goodwill impairment using the two-step process prescribed in SFAS 142. See Note 3 "Cumulative Effect of Accounting Change" for the effects of adopting the provisions and the results of transitional impairment tests. In addition, on adoption of SFAS 142, the Company reclassified certain intangibles with net book value $383 thousand, consisting of assembled workforce and acquisition costs, which are no longer defined as an acquired intangible under SFAS 142, to goodwill. Accordingly, there was no amortization of assembled workforce and acquisition costs recognized during the nine months ended October 31, 2002.

        The following table presents a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization (in thousands, except per share data):

	Three Months Ended October 31,		Nine Months Ended October 31,
	2002	2001	2002	2001
Net loss:
As reported	$(12,685)	$(6,785)	$(25,713)	$(21,060)
Goodwill amortization	—	1	—	3
Workforce amortization	—	74	—	222
Acquisition costs amortization	—	21	—	63

As adjusted	$(12,685)	$(6,689)	$(25,713)	$(20,772)

Basic and diluted net loss per share:
As reported	$(0.44)	$(0.26)	$(0.90)	$(0.81)
Goodwill amortization	—	—	—	—
Workforce amortization	—	0.01	—	0.01
Acquisition costs amortization	—	—	—	—

As adjusted	$(0.44)	$(0.25)	$(0.90)	$(0.80)

9.    Intangible Assets:

        The following table provides a summary of the carrying amount of intangible assets that will continue to be amortized and excludes amounts originally allocated to an intangible asset representing the value of the assembled workforce:

        Intangible assets subject to amortization were as follows (in thousands):

October 31, 2002	Cost	Accumulated Amortization	Net
Licensed intellectual property	$3,159	$(11)	$3,148
Core technology	1,800	(500)	1,300
Developed technology	550	(333)	217
Patents	1,697	(1,573)	124

	$7,206	$(2,417)	$4,789

January 31, 2002	Cost	Accumulated Amortization	Net
Licensed intellectual property	$1,811	$(327)	$1,484
Core technology	1,800	(49)	1,751
Developed technology	900	(38)	862
Customer relationships	700	(19)	681
Patents	1,690	$(1,256)	434
Assembled workforce	1,179	(885)	294
Acquisition costs	354	(265)	89
Other	114	(4)	110

	$8,548	$(2,843)	$5,705

        Amortization expense for other intangible assets was $450 thousand and $1,452 thousand for the three and nine months ended October 31, 2002, respectively. The estimated annual amortization expense for other intangible assets is $423 thousand for the remaining quarter of fiscal 2003, $1,823 thousand for the fiscal year ended January 31, 2004, $1,603 thousand for the fiscal year ended January 31, 2005, and $939 thousand for the fiscal year ended January 31, 2006.

        The Company wrote off licensed intangible properties with a net book value of $531 thousand relating to licensed intellectual property that was no longer used by the Company in the first quarter of fiscal 2003.

        During the third quarter of fiscal 2003, the Company determined that certain intangible assets purchased as part of the LinkUp Systems Corporation acquisition completed in December 2001 were impaired and recorded a total impairment charge of $873 thousand during the period. Of the total impairment charge, $367 thousand related to impairment of certain acquired intangibles that were capitalized relating to developed technology. The impairment was caused by a decline in the related sales forecasts of products associated with the intangibles. The impairment charge relating to developed technology is included in the cost of sales section of the consolidated statements of operations. In addition, the Company also recorded a $506 thousand impairment charge with respect to intangibles relating to customer relationships. Several key customers with whom the Company was engaged have abandoned their related product plans, which led to the impairment. The impairment charge relating to customer relationships is included in the operating expenses section of the consolidated statements of operations.

10.    Wafer Purchase Agreement Restructuring Liability:

        In January 2001, the Company extended its wafer supply agreement with Infineon Technologies AG of Germany ("Infineon") through fiscal 2004 to ensure future wafer supply for the Company's new product efforts. The terms of the agreement provided that NeoMagic would make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies. The agreement also provided for access to additional capacity and to more advanced process technologies to be developed by Infineon. NeoMagic provided $15 million in guarantees towards its wafer purchases over the term of the agreement. The amount of guarantee is included as restricted cash on the balance sheet at January 31, 2002. At the end of fiscal year 2002, due to uncertainties over Infineon's continued eDRAM product development, the Company decided not to use Infineon's eDRAM technology for its future production. Discussions commenced between NeoMagic and Infineon on restructuring the wafer supply agreement with the intent to release NeoMagic from the related guarantee. During the nine-month period ended October 31, 2002, the Company has recorded $3.6 million in charges, which reflects the value of the final settlement. These amounts are shown on the Consolidated Condensed Statements of Operations as a special charge for the nine months ended October 31, 2002. As a result of the settlement, $15.0 million of restricted cash was released and reclassified to cash and cash equivalents on the Consolidated Condensed Balance Sheet.

11.    Obligations Under Capital Leases:

        In October 2002, the Company entered into a capital lease to finance software licenses used in the design of semiconductors. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment includes the following amounts for leases that have been capitalized:

October 31,	2002	2001
	(in thousands)
Net property, plant and equipment under capital lease	$1,589	$—

        These amounts will be amortized over a three-year period.

        Future minimum payments under the capital leases consist of the following at October 31, 2002:

Fiscal year ending January 31,
(in thousands)
2003	$262
2004	843
2005	843
2006	422

Total minimum lease payments	2,370
Amount representing interest	269

Present value of net minimum lease payments	2,101
Less current portion	744

Long-term portion	$1,357

12.    Unaudited Pro Forma Information:

        The consolidated statements of operations of NeoMagic presented throughout this report include the operating results of LinkUp Systems from the date of acquisition, December 18, 2001. The following pro forma information for the nine months ended October 31, 2001 is presented as if the acquisition of LinkUp was consummated at the beginning of fiscal 2002. This unaudited pro forma data does not purport to represent the Company's actual results of operations had the LinkUp acquisition occurred at the beginning of fiscal 2002 and should not serve as a forecast of the Company's operating results for any future periods.

        The pro forma information for October 31, 2001 is based on historical results of operations of NeoMagic for the nine month period ended October 31, 2001 and historical results of LinkUp from January 1, 2001 to October 31, 2001 (in thousands, except per share data).

	Three Months Ended October 31, 2001	Nine Months Ended October 31, 2001
Pro forma net sales	$536	$1,711
Pro forma net loss	$(8,524)	$(26,277)
Pro forma basic and diluted net loss per share	$(0.31)	$(0.95)

13.    Significant Customers and Export Sales

        Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 90% and 73% of net sales in the three months ended October 31, 2002 and 2001, respectively. Export sales accounted for 89% and 92% of net sales in the nine months ended October 31, 2002 and 2001, respectively. All sales transactions were denominated in United States dollars.

        Four customers accounted for 46%, 15%, 14%, and 10% of net sales for the three months ended October 31, 2002. One customer accounted for 87% of net sales for the three months ended October 31, 2001. Four customers accounted for 21%, 20%, 20%, and 20% of net sales for the nine months ended October 31, 2002. Four customers accounted for 41%, 23%, 17% and 11% of net sales for the nine months ended October 31, 2001.

        In some cases in Japan and Asia, NeoMagic sells its products through distributors. In these cases, "customers" are the distributors, not the original equipment manufacturer that actually uses the

NeoMagic chip in its device. For instance, Sony Japan uses the NeoMagic NMC 1121 (companion chip) in two of its CLIE PDAs. However, the revenue is recognized as revenue from Macnica, NeoMagic's Japanese distributor. This revenue accounts for 46% of NeoMagic's revenue in the third quarter. In short, revenue from products that are sold to OEMs outside of the United States is added together according to the distributor who sold the product. Each distributor is then considered a "customer" and this total is assigned to that customer/distributor.

Part I.    Financial Information

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        This filing contains forward-looking statements within the meaning of the Securities Act of 1933. Examples of such forward-looking statements include statements about our current expectations for future product sales and revenue growth, our cash position, market developments and visibility, as well as statements about the introduction of new members of the MiMagic product family and the development of new technology. These statements reflect our current expectations. However, actual events and results could vary significantly based on a variety of factors including but not limited to customer acceptance of new NeoMagic products, the market acceptance of handheld system products developed and marketed by customers that use the Company's products, the Company's ability to execute product and technology development plans on schedule, and the Company's ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment. Additional risks that could affect the Company's future operating results are more fully described below in "Factors that May Affect Future Results" and in our prior filings with the United States Securities and Exchange Commission (SEC), which are available online at http://www.sec.gov. NeoMagic may, from time to time, make additional written or oral forward-looking statements, including statements contained in filings with the SEC and reports to shareholders. NeoMagic does not undertake the obligation to update any forward-looking statements that may be made by or on behalf of the company.

Overview

        NeoMagic develops, manufactures and sells applications processors to enable new generations of handheld systems, offering low power, small form-factor, and high performance multimedia features and performance. Previously, the Company provided semiconductor solutions for the Notebook PC Multimedia Accelerator marketplace. In April 2000, the Company announced its intention to exit this market and is now focused solely on developing, manufacturing and selling applications processors and companion chips for the Handheld Systems market. The Company is now generating revenues from this new product effort. Throughout the year, the Company expects to see customers introducing new handheld systems that use the Company's chips, primarily in Japan, Europe, and the Far East. The Company also expects to launch additional new members of its MiMagic™ family of applications processors as fiscal 2003 and fiscal 2004 progress.

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

        The Company's fiscal year end is January 31. Any references herein to a fiscal year refer to the year ended January 31 of such year. The third fiscal quarters of 2003 and 2002 ended on October 27,

2002 and October 28, 2001, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of October.

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

        The Company believes the following critical accounting policies involve more significant judgments and estimates in the preparation of the Company's consolidated financial statements:

Goodwill and Intangible Assets

        NeoMagic has significant tangible and intangible assets on its balance sheet, including other purchased intangibles related to acquisitions.

        As a result of adopting SFAS 142, "Goodwill and Other Intangible Assets," on February 1, 2002, the Company discontinued the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption of SFAS 142 and again in the third quarter of fiscal 2002 because indicators of impairment were present. Refer to Note 3 of the consolidated condensed financial statements for a discussion of the impact of adopting and applying SFAS 142.

        Intangibles assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over estimated useful lives, which range from 2 to 3 years. Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually, in accordance with SFAS 144, "Accounting for the impairment of Disposal of Long-Lived Assets." Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The determination of the net carrying value of goodwill and intangible assets and the extent to which, in any, there is impairment are dependent on significant estimates and judgments on the Company's part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future cash flows, which are based upon further estimates of future revenue, expenses and operating margins. Refer to Note 9 of the consolidated condensed financial statements for a discussion of the impact of adopting and applying SFAS 144.

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

Results of Operations

Net Sales

        Net sales were $655 thousand and $1.5 million for the three months and nine months ended October 31, 2002, respectively, compared to $83 thousand and $351 thousand for the three months and nine months ended October 31, 2001. Net sales increased due to the Company's shipments of its new applications processors and companion integrated circuits for the Handheld Systems market in the three months and nine months ended October 31, 2002. Sales for the nine months ended October 2001 were of the Company's legacy notebook products.

        Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 90% and 73% of net sales in the three months ended October 31, 2002 and 2001, respectively. Export sales accounted for 89% and 92% of net sales in the nine months ended October 31, 2002 and 2001, respectively. All sales transactions were denominated in United States dollars.

        Four customers accounted for 46%, 15%, 14%, and 10% of net sales for the three months ended October 31, 2002. One customer accounted for 87% of net sales for the three months ended October 31, 2001. Four customers accounted for 21%, 20%, 20%, and 20% of net sales for the nine months ended October 31, 2002. Four customers accounted for 41%, 23%, 17% and 11% of net sales for the nine months ended October 31, 2001.

        In some cases in Japan and Asia, NeoMagic sells its products through distributors. In these cases, "customers" are the distributors, not the original equipment manufacturer that actually uses the NeoMagic chip in its device. For instance, Sony Japan uses the NeoMagic NMC 1121 (companion chip) in two of its CLIE PDAs. However, the revenue is recognized as revenue from Macnica, NeoMagic's Japanese distributor. This revenue accounts for 46% of NeoMagic's revenue in the third quarter. In short, revenue from products that are sold to OEMs outside of the United States is added together according to the distributor who sold the product. Each distributor is then considered a "customer" and this total is assigned to that customer/distributor.

Gross Margin (Loss)

        Gross margin (loss) was $(492) thousand and $82 thousand for the three months ended October 31, 2002 and 2001, respectively. Gross margin (loss) was $(941) thousand and $343 thousand in the nine months ended October 31, 2002 and 2001, respectively. The negative gross margins in the three and nine month periods ended October 31, 2002 are due to under absorption of manufacturing overhead resulting from low production levels and amortization and impairment charges of acquired intangible assets. The Company's sales in the three and nine month periods ended October 31, 2001 were of its fully reserved legacy notebook products.

Research and Development Expenses

        Research and development expenses include compensation and associated costs relating to development personnel, operating system costs and prototyping costs, which are comprised of pre-production photomask costs, pre-production wafer costs, and amortization of intangibles relating to development stage products. Research and development expenses were $5.7 million and $6.0 million for the three months ended October 31, 2002 and 2001, respectively. Research and development expenses were $18.1 million and $19.3 million for the nine months ended October 31, 2002 and 2001, respectively. These expenses include amortization of deferred compensation of $0.1 million and $0.5 million for the three months ended October 31, 2002 and 2001, respectively and $0.9 million and $1.5 million for the nine months ended October 31, 2002 and 2001, respectively. The decreases of $0.4 million and $1.2 million in total research and development expenses for the three months and nine months ended October 31, 2002 are primarily related to lower consulting costs offset somewhat by increased amortization of acquired and licensed intangibles relating to products which are in the research and development stage. Included in the research and development expenses for the nine months ended October 31, 2002, was a charge of $0.5 million to write off certain Licensed Intellectual Property. The Company has made, and intends to continue to make, significant investments in research and development as it focuses on developing products for the Handheld Systems market.

Sales, General and Administrative Expenses

        Sales, general and administrative expenses were $2.1 million and $1.9 million for the three months ended October 31, 2002 and 2001, respectively. Sales, general and administrative expenses were $7.8 million and $5.8 million for the nine months ended October 31, 2002 and 2001, respectively. These expenses include amortization of deferred compensation of $0.1 million and $0.1 million for the three months ended October 31, 2002 and 2001, respectively and $0.9 million and $0.4 million for the nine months ended October 31, 2002 and 2001, respectively. Sales, general and administrative expenses increased in absolute dollars due primarily to increased sales expenses related to the Company's new product efforts for the Handheld Systems market as well as increased amortization of deferred compensation resulting from the acquisition of LinkUp Systems in December 2001.

Impairment of Certain Acquired Intangible Assets

        NeoMagic adopted Statement of Financial Accounting Standards No. 144 (SFAS 144), "Accounting for the Impairment or Disposal of Long-Lived Assets," in the first quarter of fiscal 2003. In accordance with SFAS 144, the Company assesses the recoverability of its long-lived assets by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts to determine whether impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. During the third quarter of fiscal 2003, the Company determined that certain intangible assets purchased as part of the LinkUp Systems Corporation acquisition completed in December 2001 were impaired and recorded a total impairment charge of $873 thousand during the period. Of the total impairment charge, $367 thousand related to impairment of certain acquired intangibles that were capitalized relating to developed technology. The impairment was caused by a decline in the related sales forecasts of products associated with the intangibles. The impairment charge relating to developed technology is included in the cost of sales section of the consolidated statements of operations. In addition, the Company also recorded a $506 thousand impairment charge with respect to intangibles relating to customer relationships. Several key customers with whom the Company was engaged have abandoned their related product plans, which led to the impairment. The impairment charge relating to customer relationships is included in the operating expenses section of the consolidated statements of operations.

Special Charges

        In January 2001, the Company extended its wafer supply agreement with Infineon Technologies AG of Germany ("Infineon") through fiscal 2004 to ensure future wafer supply for the Company's new product efforts. The terms of the agreement provided that NeoMagic would make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies. The agreement also provided for access to additional capacity and to more advanced process technologies to be developed by Infineon. NeoMagic provided $15 million in guarantees towards its wafer purchases over the term of the agreement. The amount of guarantee is included as restricted cash on the balance sheet at January 31, 2002. At the end of fiscal year 2002, due to uncertainties over Infineon's continued eDRAM product development, the Company decided not to use Infineon's eDRAM technology for its future production. Discussions commenced between NeoMagic and Infineon on restructuring the wafer supply agreement with the intent to release NeoMagic from the related guarantee. During the nine-month period ended October 31, 2002, the Company has recorded $3.6 million in charges, which reflects the value of the final settlement. These amounts are shown on the Consolidated Condensed Statements of Operations as a special charge for the nine months ended October 31, 2002. As a result of the settlement, $15.0 million of restricted cash was released and reclassified to cash and cash equivalents on the Consolidated Condensed Balance Sheet.

Income, Net of Expenses, from Sale of DVD Assets

        In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group to LSI Logic ("Buyer"). The assets primarily consisted of fixed assets and intangible assets. In exchange for the assets sold to the Buyer, the Company received $11.7 million in a lump-sum cash payment. An additional $2.3 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group that was transferred to the Buyer. In addition, the Company accrued approximately $0.6 million in transaction costs and approximately $2.3 million in retention packages for the affected employees during the first quarter of fiscal 2001. During the second quarter of fiscal 2001, the Company incurred additional costs of $0.3 million. During the third quarter of fiscal 2001, the Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. As a result, the Company recorded a pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the year ended January 31, 2001. In the first quarter of fiscal 2003, the Company received a $1.6 million cash payment previously contingent on the transfer of licenses with third parties to the Buyer, which is recorded as a gain in the Consolidated Condensed Statements of Operations for the nine months ended October 31, 2002.

Interest and Other Income

        The Company earns interest on its cash equivalents, short-term investments, and restricted cash. Interest and other income was $0.3 million and $0.8 million for the three months ended October 31, 2002 and 2001, respectively. Interest and other income was $1.6 million and $3.0 million for the nine months ended October 31, 2002 and 2001, respectively. The decrease in interest and other income is primarily due to significantly lower interest rates.

Interest Expense

        Interest expense was $0 for both the three months ended October 31, 2002 and 2001. Interest expense was $0 and $11,000 for the nine months ended October 31, 2002 and 2001, respectively.

Income Taxes

        The Company recorded a $6.3 million tax benefit in the second quarter of fiscal 2003, primarily related to changes in the federal tax law. The Job Creation and Worker Assistance Act of 2002 was enacted on March 9, 2002 and contained provisions extending the net loss carry-back period from two to five years. This change allowed the Company to utilize net operating losses incurred in fiscal 2002 to recover taxes paid in prior periods. The $6.3 million benefit represents additional refunds that the Company claimed on the 2002 net operating loss carry-back due to the change in tax law.

Cumulative Effect of Change in Accounting Principle

        The Company completed the transitional impairment testing of goodwill using the two-step process prescribed in SFAS 142 during the third quarter of fiscal 2003. As a result, the Company recorded a $4.2 million non-cash charge to reduce the carrying value of its goodwill to zero, which is shown as a cumulative effect of a change in accounting principle in the third quarter of fiscal 2003.

Liquidity and Capital Resources

        The Company's cash, cash equivalents and short-term investments increased $2.4 million in the nine months ended October 31, 2002 to $74.3 million from $71.9 million at January 31, 2002.

        Cash and cash equivalents provided by operating activities for the nine months ended October 31, 2002 was $1.0 million, compared to $28.5 million of net cash used in operating activities for the nine months ended October 31, 2001. The cash provided by operating activities stems primarily from non-cash charges for depreciation expense, deferred compensation amortization, and goodwill and other acquired intangible asset impairment charges, a decrease in restricted cash, income tax receivable and other current assets, and increases in accounts payable and compensation and related benefits partially offset by a net loss of $25.5 million, increases in accounts receivable, inventory and other assets and decreases in income taxes payable and other accruals.

        Net cash provided by investing activities for the nine months ended October 31, 2002, was $4.4 million, compared to $4.0 million of net cash provided by investing activities for the nine months ended October 31, 2001. Net cash provided by investing activities for the nine months ended October 31, 2002 related primarily to net proceeds from the maturities of short-term investments of $3.5 million and proceeds from the sale of DVD assets of $1.6 million, partially offset by purchases of property, plant and equipment of $0.7 million.

        Net cash provided by financing activities was $0.5 million for the nine months ended October 31, 2002, compared to $0.6 million of net cash provided by financing activities for the nine months ended October 31, 2001. The net cash provided by financing activities primarily represents proceeds from the issuance of common stock.

        At October 31, 2002, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $74.3 million. The Company believes that it will not generate cash from operations during the next twelve months. The Company believes the current cash, cash equivalents and short-term investments will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months. After this period, capital requirements will depend on many factors, including general economic conditions, the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions and enhancements to existing products, and market acceptance of the Company's products. To the extent that existing cash, cash equivalents and short-term investment balances and any cash from operations are insufficient to fund the Company's future activities, the Company may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

        In January 2001, the Company extended its wafer supply agreement with Infineon Technologies AG of Germany ("Infineon") through fiscal 2004 to ensure future wafer supply for the Company's new product efforts. The terms of the agreement provided that NeoMagic would make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies. The agreement also provided for access to additional capacity and to more advanced process technologies to be developed by Infineon. NeoMagic provided $15 million in guarantees towards its wafer purchases over the term of the agreement. The amount of guarantee is included as restricted cash on the balance sheet at January 31, 2002. At the end of fiscal year 2002, due to uncertainties over Infineon's continued eDRAM product development, the Company decided not to use Infineon's eDRAM technology for its future production. Discussions commenced between NeoMagic and Infineon on restructuring the wafer supply agreement with the intent to release NeoMagic from the related guarantee. During the nine-month period ended October 31, 2002, the Company has recorded $3.6 million in charges, which reflects the value of the final settlement. These amounts are shown on the Consolidated Condensed Statements of Operations as a special charge for the nine months ended October 31, 2002. As a result of the settlement, $15.0 million of restricted cash was released and reclassified to cash and cash equivalents on the Consolidated Condensed Balance Sheet.

        The Company leases software licenses under capital leases. Refer to note 9 of the consolidated condensed financial statements for additional information.

        The Company has a PrimeXsys wireless platform license agreement with ARM Ltd. for intellectual property that requires payments of $425 thousand and $850 thousand in February 2003 and May 2003, respectively.

        The Company leases offices in Santa Clara, California, India and Israel under operating leases that expire at various times through April 2010. Future minimum lease payments under non-cancelable operating leases as of October 31, 2002 are as follows:

Fiscal year ending January 31:
(in thousands)
2003*	$534
2004*	1,185
2005	1,057
2006	1,083
2007	1,095
Thereafter	3,497

Total minimum lease payments	$8,451

*
2003 and 2004 are net of sublease income of $30,000 and $30,000, respectively.

Factors that May Affect Future Results

We Expect to Continue to Incur Significant Losses in Fiscal 2004

        The Company has been incurring substantial losses as it invests heavily in new product development in advance of achieving significant customer sales. This is expected to continue in fiscal year 2004. The Company's ability to achieve cash flow breakeven is likely to depend on the success of its MiMagic 5, which has recently been released, and the success of other products and technology still in development and scheduled for release in the second half of fiscal year 2004. However, even if the MiMagic 5 and subsequent products achieve widespread customer acceptance, the length of customer design-in cycles would preclude significant product shipments in fiscal year 2004. Accordingly, even if these new products are successful, the Company will incur significant additional losses in fiscal year 2004.

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

Our Financial Results could be Affected by Changes in Accounting Rules

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 requires us to perform impairment analysis on our long-lived assets, other than goodwill, to be held and used whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss will be recognized if the carrying amount of a long-lived asset exceeds its fair value. SFAS 144 retains the fundamental provisions of SFAS 121 related to (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed of by sale. As SFAS 144 excludes goodwill, certain long-lived assets may be subject to impairment charges sooner than they would have been recorded under SFAS 121, which SFAS 144 replaces. During the third quarter of fiscal 2003, we recorded an impairment charge of $873 thousand related to our long-lived assets as a result of our SFAS 144 analysis. If economic conditions in our industry continue to deteriorate and adversely affect our business, we could be required to record additional impairment charges related to our long-lived assets, which could have a material adverse effect on our results of operations and financial condition. Refer to Note 2, "Recent Accounting Pronouncements," of Notes to Consolidated Condensed Financial Statements for further discussion.

        Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense. We measure compensation expense for our employee stock plans under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In addition, we provide pro forma disclosures of our operating results in our Notes to Consolidated Financial Statements as if the fair value method of accounting had been applied in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS 123, the charge would have been significant, totaling $6.7 million, $6.3 million and $7.5 million during fiscal 2002, 2001 and 2000, respectively. Currently, the U. S. Congress, the Securities and Exchange Commission and the Financial Accounting Standards Board are considering changes to accounting rules concerning the recognition of stock option compensation expense. If one or more of these proposals are implemented, we and other companies may be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by reducing our income or increasing our losses by an amount equal to such stock option charges.

We have a Limited Customer Base

        The Company's sales were historically concentrated within a limited customer base in the notebook PC market. The Company has now exited the notebook PC market and is generating revenues from products for the Handheld Systems market. Four customers accounted for 46%, 15%, 14%, and 10% of net sales for the three months ended October 31, 2002. One customer accounted for 87% of net sales for the three months ended October 31, 2001. Four customers accounted for 21%, 20%, 20%, and 20% of net sales for the nine months ended October 31, 2002. Four customers accounted for 41%, 23%, 17% and 11% of net sales for the nine months ended October 31, 2001. The Company expects to have commitments from only a limited number of customers during fiscal 2003. The Company expects that a small number of customers will account for a substantial portion of its net sales for the foreseeable future. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products, or by a decline in the number of handheld systems sold by a single customer.

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

        Some of the Company's current and potential competitors may secure preferential pricing due to volume agreements that may not be available to the Company which could result in an adverse effect on the Company's business, financial condition and results of operations.

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

        There are many other risks associated with the Company's dependence upon third-party manufacturers, including: reduced control over delivery schedules, quality, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on wafers supplied to the Company; and potential misappropriation of NeoMagic's intellectual property. The Company is dependent on its manufacturing partners to produce wafers with acceptable quality and manufacturing yields, deliver those wafers on a timely basis to the Company's third party assembly subcontractors and to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs. Although the Company's products are designed using the process design rules of the particular manufacturer, there can be no assurance that the Company's manufacturing partners will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, there can be no assurance that the Company's manufacturing partners will continue to devote adequate resources to the production of the Company's products or continue to advance the process design technologies on which the manufacturing of the Company's products are based.

We Rely on Third-Party Subcontractors to Assemble and Test Our Products

        The Company's products are assembled and tested by third-party subcontractors. The Company does not have long-term agreements with any of these subcontractors. Such assembly and testing is conducted on a purchase order basis. As a result of its reliance on third-party subcontractors to assemble and test its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company's products. Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if the Company were required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and test of the Company's products could have a material adverse effect on the Company's business, financial condition and results of operations.

We May Encounter Inventory Excess or Shortage

        The Company has wafer supply relationships with several foundries to support the Company's product efforts. Normally, the Company is obligated to provide rolling 12-month forecasts of anticipated purchases and to place binding purchase orders three to four months prior to shipment. The Company orders wafers for deliveries in advance and with the additional time to assemble and test wafers, the Company can have orders for finished goods that will not be available for up to six months into the future. If the Company does not have sufficient demand for its products and cannot cancel its current and future commitments without material impact, the Company may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If the Company cancels a purchase order, it must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. Forecasts of monthly purchases may not increase or decrease by more than a certain percentage from the previous month's forecast without the manufacturer's consent. Thus, the Company must make forecasts and place purchase orders for wafers before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic, and from time-to-time will cause the Company to have an excess or shortage of wafers for a particular product.    As a result of the long lead-time for manufacturing wafers and the increase in "just in time" ordering by manufacturers, semiconductor companies such as the Company from time-to-time must take charges for excess inventory. The Company did in fact incur such charges in fiscal 2001 of $9.2 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on the Company's financial condition and results of operations. Conversely, failure to order sufficient wafers would cause the Company to miss revenue opportunities and, if significant, could impact sales by the Company's customers, which could adversely affect the Company's customer relationships and thereby materially adversely affect the Company's business, financial condition and results of operations.

Our Manufacturing Yields May Fluctuate

        The fabrication of semiconductors is an extremely complex process, which typically includes hundreds of process steps. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, utilization of equipment with variations and numerous other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. The Company often purchases wafers, not die, and pays an agreed upon price for wafers meeting certain acceptance criteria. Accordingly, the Company bears the risk of the yield of good die from wafers purchased meeting the acceptance criteria. The Company experienced such yield problems in fiscal 2000, which materially adversely affected the Company's net sales, gross margins and results of operations in fiscal 2000 and 2001.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

        The Company relies in part on patents to protect its intellectual property. As of October 31, 2002, the Company has been issued 62 patents, each covering certain aspects of the design and architecture of the Company's products. Additionally, the Company has numerous patent applications pending. There can be no assurance that the Company's pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

        As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court's judgment of non-infringement on one patent and vacated the courts judgment of non-infringement of another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter, and we are currently awaiting its ruling. Management believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

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

We Depend on International Sales and Suppliers

        Export sales have been a critical part of the Company's business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 90% and 73% of the Company's net sales for the three months ended October 31, 2002 and 2001, respectively. Export sales accounted for 89% and 92% of net sales in the nine months ended October 31, 2002 and 2001, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. To date, the Company's international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of the Company's customers could make the Company's products relatively more expensive than competitors' products sold in the customer's local currency.

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

Our Stock Price May Be Volatile

        The market price of the Company's Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. The market has from time-to-time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of the Company's Common Stock could be subject to significant fluctuations in response to various factors, including quarter-to-quarter variations in the Company's anticipated or actual operating results, announcements of new products, technological innovations or setbacks by the Company or its competitors, general conditions in the semiconductor and PC industries, unanticipated shifts in the handheld systems market or industry standards, loss of key customers, changes in DRAM pricing, litigation commencement or developments, changes in or the failure by the Company to meet estimates of the Company's performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. In future quarters, the Company's operating results may be below the expectations of public market analysts or investors.

Since the Company's decline in revenues, gross margins and operating results, the market price of the Common Stock has been and is expected to be for some time in the future, materially adversely affected.

        There may not be an active, liquid trading market for our common stock. For several weeks in October 2002, our common stock traded below the $1 minimum bid price requirement of the Nasdaq National Market. If we fail to comply with the continued listing requirements of the NASDAQ National Market, including the minimum bid price per share requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the Nasdaq Small Cap Market, the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on the NASDAQ National Market. You may not be able to sell your shares quickly, at the market price or at all if trading in our stock is not active.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

        The Company's cash equivalents, short-term investments, and restricted cash are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of October 31, 2002, the Company's cash equivalents, short-term investments, and restricted cash earned interest at an average rate of 1.6%. Due to the short-term nature of the Company's investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at October 31, 2002, with consistent cash balances, interest income would be adversely affected by approximately $30,000 per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

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

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

        Regulations under the Securities Exchange Act of 1934 require public companies to maintain "disclosure controls and procedures," which are defined to mean a company's controls and other procedures that are designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Our chief executive officer and chief financial officer, based on their evaluation of our disclosure controls and procedures within 90 days before the filing date of this report, concluded that our disclosure controls and procedures were effective for this purpose.

Changes in Internal Controls

        There were no significant changes in our internal controls or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

Part II. Other Information

Item 1.    Legal Proceedings

        As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim for damages against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court's judgment of non-infringement on one patent and vacated the court's judgment of non-infringement of another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter, and we are currently awaiting its ruling. Management believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

Item 2.    Changes in Securities

        On September 10, 2002, the Company issued 1,667,000 shares of unregistered common stock and paid $1.5 million in cash to Infineon Technologies AG of Germany ("Infineon") to release the Company from its wafer supply agreement with Infineon. Such shares were issued in reliance upon an exemption from registration pursuant to Section 4 (2) of the Securities Act of 1933.

Item 3.    Defaults Upon Senior Securities

        None.

Item 4.    Submission of Matters to a Vote of Security Holders

        None.

Item 5.    Other Information

        Our audit committee has considered whether any reasonably anticipated non-audit services to be rendered by Ernst & Young LLP during the course of fiscal 2003 are compatible with maintaining Ernst & Young LLP's independence as auditors of our fiscal 2003 consolidated financial statements, and have approved the anticipated non-audit services, maintaining they would not impair Ernst & Young's independence. The audit committee has approved the following non-audit services to be performed by Ernst & Young LLP: quarterly review of the unaudited condensed consolidated financial statements as of April 30, July 31, and October 31, 2002; and state and local tax, as well as regulatory, compliance services.

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

        The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report on Form 10Q.

  (b)
  Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended October 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION (Registrant)

/s/ Stephen T. Lanza STEPHEN T. LANZA Chief Financial Officer (Principal Financial and Accounting Officer) December 11, 2002

CERTIFICATIONS

        I, Prakash Agarwal, Chief Executive Officer of NeoMagic Corporation, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of NeoMagic Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002	/s/ PRAKASH AGARWAL Prakash Agarwal Chief Executive Officer

        I, Stephen T. Lanza, Chief Financial Officer of NeoMagic Corporation, certify that:

        1.    I have reviewed this quarterly report on Form 10-Q of NeoMagic Corporation;

        2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 11, 2002	/s/ STEPHEN T. LANZA Stephen T. Lanza Chief Financial Officer

EXHIBIT INDEX

        The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation
3.2	(1)	Bylaws
10.1	(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
10.2	(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.3	(1)	Amended and Restated 1993 Stock Plan and related agreements.
10.4	(2)	Amendment No. 1, dated as of October 15, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.5	(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.
10.6	(1)	1997 Employee Stock Purchase Plan, with exhibit.
10.7	(4)	1998 Nonstatutory Stock Option Plan.
10.8	(4)	Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation and Siemens Aktiengesellschaft Semiconductor Group, now Infineon Technologies AG.
10.9	(5)	General Amendment to the Wafer Supply Agreement with Product Sourcing Agreement, dated January 9, 2001, between NeoMagic International Corporation and Infineon Technologies AG.
10.10	(6)	Employment Offer Letter dated May 10, 2000, between the Company and Sanjay Adkar.
10.11	(6)	Employee Loan Agreement dated May 10, 2000, between the Company and Sanjay Adkar.
10.12	(6)	Security Agreement dated September 1, 2001, between the Company and Stephen Lanza.
10.13	(6)	Promissory Note dated September 1, 2001, between the Company and Stephen Lanza.
10.14	(7)	Full and Final Release dated September 9, 2002, from the Wafer Supply Agreement and the Product sourcing Agreement between NeoMagic International Corporation and Infineon Technologies AG.
10.15		Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.16		Amendment No. 2, dated as of April 7, 2000, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.17		Amendment No. 3, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
21.1	(6)	NeoMagic Subsidiaries.
99.1		Certification by Prakash Agarwal and Stephen T. Lanza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's registration statement on Form S-1, registration no. 333-20031.

(2)
Incorporated by reference to the Company's Form 10-Q for the period ended October 31, 1997.

(3)
Incorporated by reference to the Company's Form 10-K for the year ended January 31, 1998.

(4)
Incorporated by reference to the Company's Form 10-K for the year ended January 31, 1999.

(5)
Incorporated by reference to the Company's Form 10-K for the year ended January 31, 2001.

(6)
Incorporated by reference to the Company's Form 10-K for the year ended January 31, 2002.

(7)
Incorporated by reference to the Company's Form 10-Q for the quarter ended July 31, 2002.

QuickLinks

FORM 10-Q INDEX
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
NEOMAGIC CORPORATION CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
NEOMAGIC CORPORATION NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
  Item 3. Quantitative and Qualitative Disclosures about Market Risk
  Item 4. Controls and Procedures
  Part II. Other Information
  Item 1 . Legal Proceedings
  Item 2 . Changes in Securities
  Item 3 . Defaults Upon Senior Securities
  Item 4 . Submission of Matters to a Vote of Security Holders
  Item 5 . Other Information
  Item 6 . Exhibits and Reports on Form 8-K
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX