Form 10-K
period 2003-01-31
NEOMAGIC CORP
filed 2003-04-28
CIK 1030485

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2003,
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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☐    No ☒

        The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $55,136,981 as of July 26, 2002, based upon the closing price on the Nasdaq National Market reported for such date, the last business day of the Registrant's most recently completed second fiscal quarter. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

        The number of shares of the Registrant's Common Stock, $.001 par value, outstanding at March 23, 2003 was 30,277,155.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's Proxy Statement related to the 2003 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NeoMagic Corporation

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2003

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

PART I

Item 1. BUSINESS

General

        NeoMagic Corporation (the Company or NeoMagic) designs, develops and markets high-performance semiconductor solutions, known as Applications Processors, for sale to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) of handheld systems. Specifically, the Company is targeting manufacturers in three consumer end-product markets: mobile phones, personal digital assistants (PDAs) and handheld entertainment devices. Applications processors are semiconductors, or System-on-Chips (SOCs), used to enable multimedia applications and operating systems multitasking on handheld systems. NeoMagic's Applications Processor's are focused on enabling high performance multimedia on handheld systems within a low power consumption environment. The Company's Applications Processors are sold under the "MiMagic" brand name.

        In the past, the Company provided semiconductor solutions, called multimedia accelerators, to top notebook computer manufacturers. The majority of the Company's historical net sales came from these multimedia accelerator products. In April 2000, the Company began to exit the notebook computer market. The Company does not expect to have significant revenue related to these products in the future. The Company is now focused solely on the appliance processors market for handheld systems.

        NeoMagic believes that multimedia applications and imaging in particular, will be crucial to the success of next-generation mobile phones, PDAs and handheld entertainment devices. The Company's strategy is to leverage its core competencies in integrating logic, analog and memory, as well as its experience in imaging and other multimedia technologies to address the increasing demand for multimedia applications. The Company believes that its expertise and experience in graphics for the notebook computer market will give it an advantage in the applications processor space.

        NeoMagic has established strategic relationships with third-party manufacturing partners to produce semiconductor products for the Company. Pursuant to these strategic relationships, NeoMagic designs the overall product, including the logic and analog circuitry, and the manufacturing partners manufacture the wafers, perform testing and package the products.

        NeoMagic Corporation was incorporated in California in May 1993. The Company was subsequently reincorporated in Delaware in February 1997.

Products

        Historically, the majority of the Company's net sales came from the sale of multimedia accelerators to notebook PC OEMs, or to third-party subsystem manufacturers who design and manufacture notebook computers on behalf of the OEMs. The multimedia accelerator products for notebook PCs were part of the Company's MagicGraph128 and MagicMedia256 product lines, which integrated DRAM with analog circuitry on a single chip. In April 2000, the Company announced its intention to exit the multimedia accelerator notebook PC marketplace. It is the Company's expectation that all revenues related to its legacy products for the notebook PC market have been exhausted and there will be no significant revenue related to these products in the future.

        The Company's main product line is the MiMagic Applications Processor family. The MiMagic family incorporates microprocessor, graphics, audio and video capabilities. The Company introduced the first member of the MiMagic family in July of 2001. The Company has since phased out production of the MiMagic 1 (NMS7200) and MiMagic 2 (NMS7205) Applications Processors. The MiMagic 3 (NMS7210) is in full production. The MiMagic 5 Applications Processor (NMS9200), introduced in November of 2002, is sampling as of February 2003. The Company also produces two companion chips (NMC1110 and NMC1121), which provide a clean interface between MiMagic and other third party Applications Processors and the PC Card socket resulting in a much smaller board area requirement and lower power.

        For fiscal year 2003, the majority of the Company's net revenue came from its companion chips. However the MiMagic family accounted for more than thirty percent of revenue in fiscal year 2003.

        The Company expects its future revenue trend to shift, with the majority of revenues for fiscal year 2004 coming from the MiMagic Applications Processors. The following products fall within the category of applications processors, or SOCs, for handheld systems:

Product Name	Description	Status at March 2003
MiMagic 1 (NMS7200)	SOC for handheld devices	Limited production
MiMagic 2 (NMS7205)	SOC with enhanced IO	Limited production
MiMagic 3 (NMS7210)	SOC with performance and power enhancements	Production
MiMagic 5 (NMS9200)	SOC with dedicated video hardware	Sampling

        The following products fall within the category of companion chips, which add IO (input/output) functions to processors made by other companies:

Product Name	Description	Status at March 2003
NMC1110	Companion chip for Intel StrongARM SOC	Production
NMC1121	Enhanced SOC companion chip	Production

Research and Development

        The Company considers the timely development and introduction of new products to be essential to maintaining its competitive position and capitalizing on market opportunities. Research and development efforts are now primarily focused on developing Integrated System-on-Chip semiconductor products for the handheld systems marketplace. At January 31, 2003, the Company had approximately 117 employees engaged in research and development. Research and development expenses in fiscal 2003, 2002, and 2001 were $24.7 million, $25.2 million and $27.5 million, respectively. NeoMagic has historically focused much of its personnel and resources on research and development. Our research and development activities are focused on bringing our new Associative Processor Array (APA)

technology to market, as well as developing new technologies that will improve the quality of multimedia applications on low-power consumption mobile phones, PDAs and handheld entertainment devices. The Company is also focused on continuing innovation in embedded software and hardware capabilities, as well as lowering product costs.

        In November of 2002, the Company introduced a new technology platform, called Associative Processor Array (APA). The APA architecture uses a massively parallel approach to processing information, which means that APA operates on more data in parallel with each tick of the clock than existing technologies. Existing solutions use a sequential processing flow that typically implies operation on each individual data element in sequence, making use of ever-faster clocks to gain performance. With its ability to handle large amounts of data simultaneously and at lower clock rates, the APA platform is targeted at multimedia data such as images, video and graphics. The Company anticipates that it will introduce products based on the APA architecture in the first half of fiscal 2004. These products are not expected to generate significant revenues during fiscal year 2004.

Sales and Marketing

        NeoMagic's sales and marketing strategy is an integral part of the Company's effort to become a leading supplier of applications processors to the leading manufacturers of mobile phones, PDAs and other handheld systems. To meet customer requirements and achieve design wins, the Company's sales and marketing personnel work closely with its customers, business partners and key industry trendsetters to define product features, performance, price, and market timing of new products. The Company employs a sales and marketing organization with a high level of technical expertise and product and industry knowledge to support a lengthy and complex design win process. Additionally, the Company employs a highly trained team of application engineers to assist customers in designing, testing and qualifying system designs that incorporate NeoMagic products as part of the pre-sale process. The Company believes that the depth and quality of this design support is key to improving customers' time-to-market deliveries and maintaining a high level of customer satisfaction, which encourages customers to utilize subsequent generations of NeoMagic's products.

        In the United States, the Company sells its products to key customers primarily through a direct sales and marketing organization, although manufacturer's sales representatives are used in some regions where significant customer opportunities may be perceived. In Japan and Korea, the Company relies upon local sales representative firms. In Taiwan, the Company has one direct employee to support the activities of multiple sales representatives. In Europe, the Company maintains one sales executive as a direct consultant, to bolster the activities of multiple sales representatives in various national locations.

        In many cases, handheld systems are designed and manufactured by third party system manufacturers on behalf of the final brand name OEM. NeoMagic focuses on developing long-term customer relationships with both the system manufacturer and the brand name OEM. The Company believes that this approach increases the likelihood for design wins, improves the overall quality of support, and enables the timely release of customer products to market.

Manufacturing

        The Company's products require semiconductor wafers manufactured with state-of-the-art fabrication equipment and technology. NeoMagic has strategic relationships with several foundries to produce its semiconductor wafers. These relationships enable the Company to concentrate its resources on product design, development, engineering, marketing, sales and distribution, where NeoMagic believes it has greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. The Company depends on these suppliers to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company's needs, to produce products of acceptable cost and quality and at acceptable manufacturing yields, and to deliver those products to the Company on a timely basis. A manufacturing disruption experienced by any of the Company's manufacturing partners would have an adverse effect on the Company's business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies at one of the Company's suppliers is unsuccessful, the Company's business, financial condition and results of operations would be materially and adversely affected.

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

Competition

        The market for applications processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. NeoMagic believes that the principal factors of competition in this market are imaging performance, price, features, power consumption, size and embedded software support. The ability of the Company to compete successfully in the applications processor market depends on a number of factors including, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ramp of production of the Company's products for particular system manufacturers, customer demand and acceptance of more sophisticated multimedia functionality on handheld systems, end-user acceptance of the system manufacturers' products, market acceptance of competitors' products and general economic conditions. The Company's ability to compete will also depend on its ability to identify and ensure compliance with evolving industry standards and market trends.

        NeoMagic competes with both domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include Intel's StrongARM and XScale product lines, ST Microsystem's Nomadik line, certain of Samsung's S3C chips and Texas Instruments' OMAP product line, as well as a number of vertically integrated electronics firms who are developing their own solutions. NeoMagic may also face increased competition from new entrants into the handheld systems semiconductor market including companies currently at developmental stages. NeoMagic believes it has significant intellectual properties and historically demonstrated expertise in SOC technology. However, the inability of the Company to introduce timely new products for its market could have a material adverse effect on the Company's business, financial condition and operating results.

Intellectual Property

        The Company relies in part on patents to protect its intellectual property. As of January 31, 2003, the Company has been issued 65 patents, each covering certain aspects of the design and architecture of the Company's products. The issued patents are scheduled to expire no later than January 2020. Additionally, the Company has several patent applications pending. There can be no assurance that the Company's pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

        As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals for the Federal Circuit. On April 17, 2002, the United States Court of Appeals, for the Federal Circuit affirmed the lower court's judgment of non-infringement on one patent and vacated the court's judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter, and we are currently awaiting its ruling. Management believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

Customers

        Four customers accounted for 26%, 20%, 17%, and 15%, respectively of net sales in fiscal 2003. Two customers accounted for 38% and 16%, respectively, of net sales in fiscal 2002. Four customers accounted for 26%, 21%, 15%, and 14%, respectively, of net sales in fiscal 2001. The Company expects a significant portion of its future sales to remain concentrated with a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results and the timing of the Company's new product introduction.

Financial Information about Geographical Area

        Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 84%, 93% and 86% of net sales in fiscal 2003, 2002 and 2001, respectively. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in United States dollars. Fiscal 2003 net sales to customers in Japan Taiwan, North America, and Europe totaled 43%, 39%, 16% and 2%, respectively, of net sales. Fiscal 2002 net sales to customers in Japan, Taiwan, Europe, and North America totaled 53%, 31%, 9% and 7%, respectively, of net sales. Fiscal 2001 net sales to customers in Taiwan, Japan, and North America totaled 42%, 34% and 24%, respectively, of net sales.

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

Employees

        As of January 31, 2003, the Company employed a total of 155 full-time employees, including 117 in research and development, 6 in applications engineering, 8 in sales and marketing, 7 in manufacturing and 17 in finance and administration. The Company also employs, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. The Company's employees are not represented by a collective bargaining organization, and the Company believes that it has good relations with its employees.

Management

Executive Officers

        The executive officers of the Company as of January 31, 2003 are as follows:

Name	Age	Position
Prakash C. Agarwal	49	President, Chief Executive Officer and Director
Stephen Lanza	43	Sr. Vice President, Operations and Business Development and Chief Financial Officer
Mark Singer	43	Vice President, Corporate Marketing
Sanjay Adkar	46	Vice President, Corporate Engineering
Ernest Lin	48	Vice President, Worldwide Sales

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

        Stephen Lanza joined NeoMagic in June 2000 as Vice President of Finance and Chief Financial Officer and currently serves as Sr. Vice President of Operations and Business Development, and Chief Financial Officer. Mr. Lanza has over two decades of experience in financial management of technology companies. Previously, Mr. Lanza served as Vice President of Finance and Administration, and Chief Financial Officer at PolyStor from 1999 to 2000. Before joining PolyStor, Mr. Lanza spent several years at semiconductor equipment maker Watkins-Johnson Company, as Director of Finance for global business operations, Managing Director of Watkins-Johnson Europe, and as Vice President and General Manager for global business operations from 1996 to 1999. He holds a BS degree in Business Administration from California Polytechnic University, a MBA from Golden Gate University, is a

Certified Management Accountant, and has a Certificate in Engineering Management from the California Institute of Technology.

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

        Ernest Lin joined NeoMagic in December 2001 as a result of the acquisition of LinkUp Systems Corporation. Mr. Lin has over 20 years of engineering, sales, and general management experience in the semiconductor industry, with extensive experience in establishing and managing large and successful international sales teams and forging strong business relationships with key management at major equipment manufacturers and system design firms. Before joining NeoMagic, Mr. Lin was a co-founder and Executive Vice President of LinkUp Systems. Prior to co-founding LinkUp in 1997, Mr. Lin spent 12 years at Cirrus Logic, most recently as Vice President of Asia Pacific sales. Mr. Lin holds a Bachelor's degree in Electrical Engineering from National Taiwan University, a MBA degree from Santa Clara University, and a Master's degree in Computer Science from the University of Utah.

        We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read and copy any materials we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

        You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.neomagic.com, by contacting the Investor Relations Department at our corporate offices by calling (408) 988-7020 or by sending an e-mail message to ir@neomagic.com.

Item 2. PROPERTIES

        The Company's corporate headquarters, which is also its principal administrative, selling and marketing, customer service, applications engineering and product development facility, is located in Santa Clara, California and consists of approximately 90,000 square feet under leases which expire on April 30, 2003. In March 2002 45,000 square feet was extended through April 30, 2010. The Company leases 7,449 square feet of office space in Israel and 12,613 square feet of office space in India under operating leases that expire at various times through December 2006. The Company believes its existing facilities are adequate for its current needs, but that additional space for growth may be required in the future.

Item 3. LEGAL PROCEEDINGS

        In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court's judgment of non-infringement on one patent and vacated the court's judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter, and we are currently awaiting its ruling. Management believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

        The Company's common stock trades on the Nasdaq National Market under the symbol "NMGC". The high and low closing sales prices set forth below are as reported on the Nasdaq National Market.

Quarterly Data Fiscal 2003	1st	2nd	3rd	4th
Price range common stock:
Low	$2.77	$1.95	$0.77	$0.91
High	$3.64	$3.38	$2.03	$1.34
Fiscal 2002
Price range common stock:
Low	$2.88	$3.14	$2.62	$2.94
High	$4.16	$4.15	$3.88	$3.79

        The Company had 240 stockholders of record as of March 23, 2003. The Company has not paid any dividends on its common stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying cash dividends to stockholders.

        Information as of January 31, 2003 regarding equity compensation plans approved and not approved by stockholders is summarized in the following:

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options	(B) Weighted Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans approved by shareholders	4,729,979	4.01	2,638,373	(1)
Equity compensation plans not approved by shareholders	4,570,638	3.02	1,573,183	(2)

Total	9,300,617	3.52	4,211,556

(1)
Includes 1,563,549 shares available for future issuance under our 1993 Stock Option Plan, as amended, generally used for grants to officers and directors. Also includes 1,074,824 shares available under our 1997 Employee Stock Purchase Plan.

(2)
Shares available under our 1998 Nonstatutory Stock Option Plan, used for grants to employees other than officers and directors.

Item 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein.

Five Year Summary
(in thousands, except per share and headcount data)

	Fiscal Years ended January 31,
	2003	2002	2001	2000	1999
Consolidated Statement of Operations Data:
Net sales	$2,189	$385	$75,806	$259,698	$240,503
Cost of sales	3,000	27	61,328	181,332	142,881
Impairment of certain acquired intangible assets	491	—	—	—	—

Gross margin (loss)	(1,302)	358	14,478	78,366	97,622
Operating expenses:
Research and development	24,715	25,201	27,524	37,956	31,733
Sales, general and administrative	10,383	8,028	13,068	18,506	20,763
Special charge	3,600	—	—	—	—
Impairment of certain acquired intangible assets	552	—	—	—	—
In-process research and development (2)	—	700	—	5,348	—

Total operating expenses	39,250	33,929	40,592	61,810	52,496
Income (loss) from operations	(40,552)	(33,571)	(26,114)	16,556	45,126
Income, net of expenses, from the sale of DVD assets (2)	1,580	—	6,494	—	—
Interest and other income	1,816	3,488	5,987	3,793	3,810
Interest expense	(75)	(12)	(263)	(838)	(1,339)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(37,231)	(30,095)	(13,896)	19,511	47,597
Income tax provision (benefit)	(6,294)	(1,130)	(5,481)	6,806	16,395

Net income (loss) before cumulative effect of change in accounting principle	(30,937)	(28,965)	(8,415)	12,705	31,202
Cumulative effect of change in accounting principle (1)	(4,175)	—	—	—	—

Net income (loss)	$(35,112)	$(28,965)	$(8,415)	$12,705	$31,202

Basic net income (loss) per share (1)	$(1.22)	$(1.10)	$(.33)	$.51	$1.32
Diluted net income (loss) per share (1)	$(1.22)	$(1.10)	$(.33)	$.49	$1.19
Weighted common shares outstanding (1)	28,872	26,311	25,737	24,898	23,710
Weighted common shares outstanding assuming dilution (1)	28,872	26,311	25,737	25,834	26,153
	2003	2002	2001	2000	1999
Consolidated Balance Sheet Data:
Cash and cash equivalents	$37,428	$38,996	$72,852	$33,097	$36,631
Short-term investments	29,657	32,914	34,917	63,429	56,097
Working capital	59,608	68,318	104,766	101,948	92,839
Total assets	80,948	108,309	123,765	149,136	144,374
Long-term obligations	2,521	—	—	—	—
Total stockholders' equity	67,887	98,206	115,470	120,215	103,395
Other Data
Number of employees	155	144	138	278	234
Net book value/share (3)	$2.35	$3.73	$4.49	$4.83	$4.36

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

        For a summary of all of our significant accounting policies, including critical accounting policies discussed below, see Note 1 "Summary of Significant Accounting Policies" of the Notes to the Consolidated Financial Statements. The Company believes the following critical accounting policies involve more significant judgments and estimates in the preparation of the Company's consolidated financial statements:

Goodwill and Intangible Assets

        NeoMagic has significant tangible and intangible assets on its balance sheet, including other purchased intangibles related to acquisitions.

        In assessing the recoverability of goodwill and indefinite life intangible assets, the company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets. Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy, the fluctuation of actual revenue, and the timing of expenses.

        As a result of adopting Statement of Accounting Standards (SFAS) 142, "Goodwill and Other Intangible Assets," on February 1, 2002, the Company discontinued the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption of SFAS 142 and again in the third quarter of fiscal 2002 because indicators of impairment were present. In addition, on adoption of SFAS 142, the Company reclassified certain intangibles with net book value $0.4 million, consisting of assembled workforce and acquisition costs, which are no longer defined as an acquired intangible under SFAS 142, to goodwill. Accordingly, there was no amortization of assembled workforce and acquisition costs recognized during fiscal 2003.

        Upon adoption of SFAS 142, the Company was required to complete the two-step transitional goodwill impairment test. The Company completed step one of the transitional impairment test during the second quarter of fiscal 2003 and determined that there were indicators of impairment, as the carrying value of the reporting unit exceeded the fair value derived from the market capitalization model. The second step of the transitional impairment test to determine the amount of impairment was completed in the third quarter of fiscal 2003 by comparing fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Based on the results of the second transitional impairment test, the Company recorded a non-cash charge of $4.2 million, to reduce the carrying value of its goodwill, which is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations.

        For goodwill, the annual impairment evaluation includes a comparison of the carrying value of the reporting unit (including goodwill) to that reporting unit's fair value. If the reporting unit's estimated fair value exceeds the reporting unit's carrying value, no impairment of goodwill exists. If the fair value of the reporting unit does not exceed the unit's carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price. If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit's goodwill, an impairment charge is recorded for the difference.

        Similarly, the impairment evaluation for indefinite life intangible assets includes a comparison of the asset's carrying value to the asset's fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference. An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company. For such assets, in each reporting period, the Company also evaluates whether events and circumstances continue to support the use of an indefinite useful life. If it is determined that the circumstances have changed and the intangible asset is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets that are subject to amortization.

        Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over estimated useful lives, which range from 2 to 3 years. Changes in circumstances such as the passage of new laws or changes in regulations, technological advances, changes to the Company's business model, or changes in the capital strategy could result in the actual useful lives differing from initial estimates. In those cases where the Company determines that the useful life of a long-lived asset should be revised, the Company will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments, or mandated regulatory requirements could result in shortened useful lives of intangible assets.

        Long-lived assets and asset groups are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, or at least annually, in accordance with SFAS 144. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows. Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

        During fiscal 2003, the Company wrote off licensed intangible properties with a net book value of $0.5 million relating to licensed intellectual property that will no longer be used.

        During fiscal 2003, the Company determined that certain intangible assets purchased as part of the LinkUp Systems Corporation acquisition completed in December 2001 were impaired and recorded a total impairment charge of $1,043 thousand. See "Impairment of Certain Acquired Intangible Assets" section below for further discussion of the impairment charge.

Inventory Valuation

        The Company's inventory valuation policy stipulates that at the end of each reporting period we write-down or write-off our inventory for estimated obsolescence or unmarketable inventory. The amount of the write-down or write-off is equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon reasonable assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs or write-offs may be required. Additionally, as we introduce product enhancements and new products, demand for our existing products in inventory may decrease. In the first quarter of fiscal 2001, consistent with this policy, we recorded a charge of $7.0 million for excess and obsolete write-downs related to restructuring the business. In the future, we may find that similar assessments may warrant another write-down or write-off of inventory.

Revenue Recognition

        The Company recognizes revenue from product sales when the products are shipped to customers; other than distributors, title has transferred, and no significant obligations remain. In addition, the Company requires the following: (i) execution of a written customer order, (ii) delivery of the product, (iii) fee is fixed or determinable, and (iv) collectibility of the proceeds is probable. The Company's shipment terms are FOB shipping point.

        With respect to products shipped to distributors, the Company generally defers recognition of product revenue until the distributors sell its products to their customers. On occasion, however, the Company will sell products with "End of Life" status to its distributors under special arrangements without any price protection or return privileges for which the Company recognizes revenue upon transfer of title, based on shipping terms.

        At the end of each accounting period, the Company makes a determination of certain factors including sales returns and allowances, which could affect the amount of revenue recorded for the period. Sales returns provisions include considerations for known but unprocessed sales returns and estimation for unknown returns based on historical experiences.

Deferred Taxes

        The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, the Company has fully reserved its deferred tax assets. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period when such determination was made. The Company has also provided for certain potential tax liabilities. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period when the reserves are no longer deemed necessary.

Overview

        NeoMagic designs, develops, manufactures and sells high-performance applications processors for handheld systems, offering low power, small form-factor, and enabling multimedia features and applications. In the past, the Company provided semiconductor solutions for the notebook PC multimedia accelerator marketplace. In April 2000, the Company began to exit this market and is now focused solely on developing, manufacturing and selling applications processors and companion chips for the handheld systems market. The Company is now generating revenues from this new product effort. In fiscal 2004, the Company expects to see customers introducing new handheld systems that use the Company's chips, primarily in Europe and Asia. The Company also expects to launch additional new members of its MiMagic™ family of applications processors in fiscal 2004.

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

        NeoMagic introduced the MiMagic 5 Applications processor (NMS9200) in November 2002, and began sampling the product in February 2003. The company expects to start revenue shipments in the latter half of fiscal 2004 with significant revenues not expected to be generated until fiscal 2005.

        In November of 2002, the Company introduced a new technology platform, called Associative Processor Array (APA). The APA architecture uses a massively parallel approach to processing information, which means that APA operates on more data in parallel with each tick of the clock. Existing solutions use a sequential processing flow that typically implies operation on each individual data element in sequence, making use of ever-faster clocks to gain performance. With its ability to handle large amounts of data simultaneously and at lower clock rates, the APA platform is targeted at multimedia data such as images, video and graphics. The Company anticipates that it will introduce products based on the APA architecture in the first half of fiscal 2004. These products are not expected to generate significant revenues during fiscal year 2004.

        The Company's fiscal year generally consists of a fifty-two week period ending on the Sunday closest to the January month end. Fiscal year 2001 ended on January 28, 2001. Fiscal year 2002 ended on January 27, 2002. Fiscal 2003 ended on January 26, 2003. For convenience, the accompanying consolidated financial statements have been presented as ending on the last day of the January calendar month.

Results of Operations

Net sales

        The Company's net sales for fiscal 2001 and fiscal 2002 were primarily generated from the sale of its multimedia accelerators. The Company's historical products were used in the personal computer industry with sales primarily in Asia and the United States. Net sales were $2.2 million, $0.4 million and $75.8 million in fiscal 2003, 2002 and 2001, respectively. The increase in sales in fiscal 2003 was due to sales of the Company's new products. The substantial decrease in sales from fiscal 2001 to fiscal 2002 is due to the Company ending its notebook multimedia product line and changing its focus to efforts on developing application processors for the handheld systems marketplace. The sales in fiscal year 2002 were primarily comprised of residual orders for the Company's legacy multimedia accelerator products. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period when new products are introduced and existing products reach the end of their product life cycles. The Company expects that net sales, for fiscal 2004 will increase from fiscal 2003 due to increased revenue from its MiMagic Application Processor family.

        Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 84%, 93% and 86% of net sales in fiscal 2003, 2002 and 2001, respectively. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in United States dollars.

        Four customers accounted for 26%, 20%, 17%, and 15%, respectively, of net sales in fiscal 2003. Two customers accounted for 38% and 16%, respectively, of net sales in fiscal 2002. Four customers accounted for 26%, 21%, 15%, and 14%, respectively, of net sales in fiscal 2001. The Company expects a significant portion of its future sales to remain concentrated with a limited number of strategic customers. There can be no assurance that the Company will be able to retain its strategic customers. In addition, sales to any particular customer may fluctuate significantly from quarter to quarter. The occurrence of any such events or the loss of a strategic customer could have a material adverse effect on the Company's operating results and the timing of the Company's new product introduction.

Gross Margin

        Gross margin (loss) was $(1.3) million, $0.4 million and $14.5 million in fiscal 2003, 2002, and 2001, respectively. Cost of sales includes amortization of deferred compensation of $44,000 in fiscal 2001. There was no amortization of deferred compensation in fiscal 2003 and 2002, respectively. In fiscal 2002, the Company had minimal levels of sales of residual legacy notebook multimedia product inventories, which were fully reserved when the Company exited this market. The negative gross margin in fiscal 2003 is due to under absorption of manufacturing overhead resulting from low production levels and amortization and impairment charges of acquired developed technology. Fiscal 2001 gross margin includes excess and obsolete write-downs of $7.0 million, a lower of cost or market adjustment of $2.3 million, and cancellation penalties to our manufacturing partners of $2.6 million related to restructuring the business in the first quarter of fiscal 2001.

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

Research and Development Expenses

        Research and development expenses include compensation and associated costs relating to development personnel, operating system software costs and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $24.7 million, $25.2 million and $27.5 million in fiscal 2003, 2002 and 2001, respectively. These expenses include amortization of deferred compensation of $0.9 million, $2.1 million, and $2.0 million in fiscal

2003, 2002, and 2001, respectively. The Company has made, and intends to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development expenses decreased in fiscal 2003 primarily due to lower deferred compensation amortization and lower outside consulting costs offset somewhat by higher labor costs, higher software license and maintenance costs, and increased amortization of acquired and licensed intangibles relating to development of products, which are in the research and development stage. Included in the research and development expenses for fiscal 2003 was a charge of $0.5 million to write off certain licensed intellectual property. Research and development expenses decreased in fiscal 2002, primarily because of lower labor costs due to lower average headcount offset somewhat by higher photomask costs associated with the Company's new product development effort in the handheld systems market. Research and development expenses are expected to decrease in absolute dollars in fiscal 2004 due to continuing cost reduction efforts.

Sales, General and Administrative Expenses

        Sales, general and administrative expenses were $10.4 million, $8.0 million and $13.1 million in fiscal 2003, 2002, and 2001, respectively. These expenses include amortization of deferred compensation of $1.0 million, $0.7 million, and $0.6 million in fiscal 2003, 2002, and 2001, respectively. Sales, general and administrative expenses increased in fiscal 2003 due to increased sales expenses related to the Company's new product efforts for the handheld systems market as well as increased amortization of deferred compensation resulting from the acquisition of LinkUp Systems in December 2001. Sales, general and administrative expenses decreased in fiscal 2002 from fiscal 2001 primarily due to lower labor costs resulting from decreased headcount and due to lower outside commissions on substantially lower sales. Sales, general and administrative expenses are expected to decrease in absolute dollars in fiscal 2004 due to continuing cost reduction efforts.

Special Charge

        In January 2001, the Company extended its wafer supply agreement with Infineon Technologies AG of Germany ("Infineon") through fiscal 2004 to ensure future wafer supply for the Company's new product efforts. The terms of the agreement provided that NeoMagic would make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies. The agreement also provided for access to additional capacity and to more advanced process technologies to be developed by Infineon. NeoMagic provided $15.0 million in guarantees towards its wafer purchases over the term of the agreement. The amount of guarantee was included as restricted cash on the Consolidated Balance Sheet, as of January 31, 2002. Due to uncertainties over Infineon's continued eDRAM product development, the Company decided not to use Infineon's eDRAM technology for its future production. Based on negotiations between NeoMagic and Infineon on restructuring the wafer supply agreement with the intent to release NeoMagic from the related guarantee, the Company recorded $3.6 million in charges, which reflects the value of the final settlement in fiscal 2003. The $3.6 million charge is composed of a $1.5 million cash payment and the issuance of $2.1 million in common stock. These amounts are shown on the Consolidated Condensed Statements of Operations as a special charge for fiscal 2003. As a result of the settlement, $15.0 million of restricted cash was released and reclassified to cash and cash equivalents on the Consolidated Balance Sheet.

Impairment of Certain Acquired Intangible Assets

        NeoMagic adopted SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in the first quarter of fiscal 2003. In accordance with SFAS 144, the Company assesses the recoverability of its long-lived assets by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts to determine whether impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

        During fiscal 2003, the Company determined that certain intangible assets purchased as part of the LinkUp Systems Corporation acquisition completed in December 2001 were impaired and recorded a total impairment charge of $1,043 thousand, during the period. Of the total impairment charge, $491 thousand related to impairment of certain acquired intangibles that were capitalized relating to developed technology. The impairment was caused by a decline in the related sales forecasts of products associated with the intangibles. The impairment charge relating to developed technology is included in the cost of sales section of the consolidated statements of operations. In addition, the Company also recorded a $506 thousand impairment charge with respect to intangibles relating to customer relationships. Several key customers with whom the Company was engaged have abandoned their related product plans, which led to the impairment. The Company also recorded a $46 thousand impairment charge with respect to intangibles that were capitalized as internal use software. The Company no longer uses the software. The impairment charge relating to customer relationships and internal use software is included in the operating expenses section of the consolidated statements of operations.

Acquired In-Process Research and Development

        The Company incurred approximately $0.7 million of charges in fiscal 2002 for acquired in-process research and development ("IPRD") in connection with the acquisition of LinkUp in December 2001. As of the date of acquisition, IPRD has no alternative future use and did not otherwise qualify for capitalization. The amount allocated to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows from each of the technologies under development to their net present value, at an appropriate risk-adjusted rate of return. LinkUp's development efforts were in the L9200 silicon product that will use the next generation ARM technology. LinkUp's development efforts were estimated to be approximately 35% complete at the date of the acquisition. NeoMagic introduced the MiMagic 5 Applications processor (NMS9200) in November 2002, and began sampling the product in February 2003.

Income, Net of Expenses, from the Sale of DVD Assets

        In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of its DVD product group, primarily consisted of fixed assets and intangible assets to LSI Logic ("Buyer"). The Company received $11.7 million in a lump-sum cash payment and an additional $3.1 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group that was transferred to the Buyer. In addition, the Company incurred approximately $0.6 million in transaction costs, approximately $2.3 million in retention packages for the affected employees, and $0.3 million in additional costs during fiscal 2001. The Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer in fiscal 2001. As a result, the Company recorded a pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the year ended January 31, 2001. In fiscal 2003, the Company received the remaining contingent payment of $1.6 million upon completing the transfer of licenses with third parties to the Buyer, and recorded the amount as a gain in the consolidated statement of operations for the fiscal year ended January 31, 2003.

Cumulative Change in Accounting Principle

        On February 1, 2002, NeoMagic adopted Statement of Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangibles Assets," which required companies to discontinue the amortization of goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life must be reviewed for impairment using a two-step method upon adoption of SFAS 142 and annually thereafter, or more frequently when indicators of impairment exist.

        Upon adoption of SFAS 142, the Company was required to complete the two-step transitional goodwill impairment test. The Company completed step one of the transitional impairment test during the second quarter of fiscal 2003 and determined that there were indicators of impairment, as the carrying value of the reporting unit exceeded the fair value derived from the market capitalization model. The second step of the transitional impairment test to determine the amount of impairment was completed in the third quarter of fiscal 2003 by comparing fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Based on the results of the second transitional impairment test, the Company recorded a non-cash charge of $4.2 million, to reduce the carrying value of its goodwill, which is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Operations.

Interest and Other Income

        The Company earns interest on its cash and short-term investments. Interest and other income was $1.8 million, $3.5 million and $6.0 million in fiscal 2003, 2002, and 2001, respectively. The decrease in fiscal 2003 is primarily due to lower interest income earned on lower average cash balances and from interest rate reductions that occurred in fiscal 2003. The decrease in fiscal 2002 is primarily due to lower interest income earned on lower average cash balances and from significant interest rate reductions that occurred in fiscal 2002.

Interest Expense

        The Company pays interest on its capital leases. Interest expense was $75 thousand, $12 thousand, and $300 thousand in fiscal 2003, 2002 and 2001, respectively. The increase in fiscal 2003 is due to capital leases entered into in the latter part of fiscal 2003. The decrease in interest expense from fiscal 2001 to fiscal 2002 is due to the significant reduction of capital lease balances.

Income Taxes

        The Company's effective tax (benefit) rate was (16.9%) in fiscal 2003, (3.8%) in fiscal 2002 and (39.4%) in fiscal 2001. In fiscal year 2003, the tax benefit rate differed from the statutory rate due to an increase in the Company's valuation allowance. The benefit recorded was limited to current cash income tax refunds available. Realization of the Company's deferred tax assets, which are currently fully reserved, depends on the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. Due to the uncertainty of the timing and amount of such realization, the management has concluded that a full valuation allowance is required as of January 31, 2003.

Liquidity and Capital Resources

        The Company's cash, cash equivalents and short-term investments were $67.1 million, $71.9 million, and $107.8 million as of the end of fiscal 2003, 2002 and 2001, respectively. The decrease in cash, cash equivalents, and short-term investments stems primarily from cash used for operating activities which includes a net loss of $35.1 million offset by a tax refund of $9.6 million and the reclassification of restricted cash of $15.0 million to cash and cash equivalents as part of the wafer supply agreement settlement with Infineon. The decrease in cash, cash equivalents and short-term investments in fiscal 2002 was primarily from cash used in operating activities which includes a net loss of $29 million and establishment of an irrevocable standby letter of credit in connection with the wafer supply agreement with Infineon. The $15 million deposit to establish the letter of credit is shown on the Company's Consolidated Balance Sheet as restricted cash as of January 31, 2002. The increase in cash, cash equivalents and short-term investments in fiscal 2001 was primarily from cash from investing activities and from cash provided by operating activities. Cash from investing activities includes $10.1 million in proceeds from the sale of the DVD product group offset by purchases of property, plant and equipment of $2.3 million.

        Cash and cash equivalents used by operating activities was $2.7 million and $35.4 million in fiscal 2003 and 2002, respectively, while cash and cash equivalents provided from operating activities was $2.8 million in fiscal 2001. The cash used in operating activities in fiscal 2003 is primarily due to the net loss, an increase in inventory and a decrease in income tax payable, offset in part by the reclass of $15 million from restricted cash to cash equivalents, an increase in accounts payable, non-cash depreciation and amortization, deferred compensation amortization, and the cumulative effect of a change in accounting principle. The cash used in operating activities in fiscal 2002 stems primarily from the Company's deposit of $15.0 million to establish an irrevocable standby letter of credit in accordance with the extension of its wafer supply agreement with Infineon, a net loss of $29.0 million, a decrease in accounts payable and in compensation and related benefits, partially offset by an increase in income taxes payable and in non-cash depreciation and amortization and deferred compensation amortization charges. The cash provided from operating activities in fiscal 2001 stems primarily from decreases in accounts receivable and inventory, offset in part by the net loss of $8.4 million and decreases in accounts payable and income taxes payable.

        Net cash provided by investing activities in fiscal 2003, fiscal 2002, and fiscal 2001 was $0.9 million, $0.6 million, and $36.3 million, respectively. Net cash provided by investing activities in fiscal 2003 is primarily due to net maturities of short term investments and from proceeds from the sale of DVD assets partially offset by purchases of property, plant, equipment and intangibles. Net cash provided by investing activities in fiscal 2002 was primarily due to net maturities of short-term investments partially offset by purchases of property, plant, equipment and intangibles. Net cash provided by investing activities in fiscal 2001 was primarily due to net proceeds received on the sale of the DVD product group of $10.1 million and net maturities of short-term investments of $28.5 million, partially offset by purchases of property, plant, equipment and intangibles. Continued operation of the Company's business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of the Company's future revenues.

        Net cash provided by financing activities was $0.3 million, $1.0 million, and $0.7 million in fiscal 2003, 2002, and 2001, respectively. The net cash provided by financing activities in fiscal 2003 is due to net proceeds from the issuance of common stock partially offset by payments on capital lease obligations. The net cash provided by financing activities in fiscal 2002 primarily represents net proceeds from the issuance of common stock. The net cash provided by financing activities in fiscal 2001 primarily represents net proceeds from the issuance of common stock partially offset by payments on capital lease obligations.

        At January 31, 2003, the Company's principal sources of liquidity included cash, cash equivalents and short-term investments of $67.1 million. The Company believes that it will not generate cash from operating activities over the upcoming twelve months, yet believes its current cash, cash equivalents and short-term investments will satisfy the Company's projected working capital and capital expenditure requirements through the next twelve months. Investments will continue in the Company's new product development efforts in the handheld systems marketplace. The Company's future capital requirements will depend on many factors including the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions, and market acceptance of the Company's products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

        The Company leases software licenses under capital leases. Refer to note 11 of the consolidated financial statements for additional information. The Company also has a PrimeXsys wireless platform license agreement with ARM Ltd. for intellectual property.

        The future minimum payments relating to the software leases, license agreement and the facility leases are included in the contractual obligations table below.

        The Company's warranty program provides for repair, replacement, or credit on defective parts returned within one year of shipment. The Company records a provision for estimated warranty costs at the time revenue is recognized based on expected failure rates and expected cost to replace defective products. Due to low sales volume on the Company's new products, warranty liabilities are not significant.

Contractual Obligations

        The following summarizes the Company's contractual obligations at January 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2004	2005	2006	2007	2008	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$1,395	$1,125	$1,085	$1,112	$1,046	$2,450	$8,213
License agreements	1,275	—	—	—	—	—	1,275
Capital leases	1,659	1,910	829	—	—	—	4,398

Total contractual cash obligations	$4,329	$3,035	$1,914	$1,112	$1,046	$2,450	$13,886

        The Company did not have significant open and committed purchase orders as of January 31, 2003.

Recent Accounting Pronouncements

        In July of 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

        In November of 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN No. 45 prospectively to guarantees, if any, issued after January 31, 2003. The disclosure provisions of FIN No. 45 are effective for financial statements of the Company's fiscal year 2003. See Note 1 of the Consolidated Financial Statements for discussion of warranty reserves and Note 12 for discussion of infringement indemnification.

        In November of 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

        In December of 2002, FASB issued Statement of Financial Standards No. 148 (SFAS No. 148), "Accounting for Stock-Based Compensation—Transition and Disclosure." SFAS 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation. This disclosure is required in the summary of significant accounting policies footnote or its equivalent in annual and interim financial statements. SFAS No. 148 does not amend SFAS No. 123 to require companies to account for their stock-based employee awards using the fair value method. As discussed in Note 1 of the Notes to the Consolidated Financial Statements, for purposes of pro forma disclosures, the Company amortized the estimated fair value of the options to expense over the options' vesting period, and the estimated fair value of purchases under the employee stock purchase plan is expensed in the year of purchase as well as the stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards.

        In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the provisions of FIN No. 46, however, it does not believe as of January 31, 2003, that the Company has any investment in variable interest entities.

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

        Notwithstanding the measures the Company has adopted, due to the unpredictability and volatility of currency exchange rates and currency controls, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results. In fiscal 2003 all the Company's payments to U.S. suppliers were denominated in U.S. dollars. The Company did not experience fluctuations during fiscal 2001 that negatively impacted the Company's gross margin and results of operations due to limited foreign exchange activity during the year, as a result of the Company exiting the notebook product market.

Factors that May Affect Results

We Expect to Continue to Incur Significant Losses in Fiscal 2004

        The Company has been incurring substantial losses as it invests heavily in new product development in advance of achieving significant customer sales. This is expected to continue in fiscal year 2004. The Company's ability to achieve cash flow breakeven is likely to depend on the success of its MiMagic 5, which has recently been released, and the success of other products and technology still in development and scheduled for release in the second half of fiscal year 2004. However, even if the MiMagic 5 and subsequent products achieve widespread customer acceptance, the length of customer design-in cycles would preclude significant product shipments in fiscal 2004. Accordingly, even if these new products are successful, the Company will incur significant additional losses in fiscal 2004.

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

Our Financial Results could be Affected by Changes in Accounting Rules

        In August 2001, the FASB issued SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 requires us to perform impairment analysis on our long-lived assets, other than goodwill, to be held and used, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss will be recognized if the carrying amount of a long-lived asset exceeds its fair value. SFAS 144 retains the fundamental provisions of SFAS 121 related to (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed of by sale. As SFAS 144 excludes goodwill, certain long-lived assets may be subject to impairment charges sooner than they would have been recorded under SFAS 121, which SFAS 144 replaces. During the third and fourth quarter of fiscal 2003, we recorded impairment charges of $873 thousand and $170 thousand, respectively, related to our long-lived assets as a result of our SFAS 144 analysis. If economic conditions in our industry continue to deteriorate and adversely affect our business, we could be required to record additional impairment charges related to our long-lived assets, which could have a material adverse effect on our results of operations and financial condition. Refer to Note 1, "Recent Accounting Pronouncements," in the Consolidated Financial Statements for further discussion.

        Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense. We measure compensation expense for our employee stock plans under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." In addition, we provide pro forma disclosures of our operating results in our Notes to Consolidated Financial Statements as if the fair value method of accounting had been applied in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation." Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS 123, the charge would have been significant, totaling $5.6 million, $6.7 million and $6.3 million during fiscal 2003, 2002 and 2001, respectively. Currently, the U.S. Congress, the Securities and Exchange Commission and the Financial Accounting Standards Board are considering changes to accounting rules concerning the recognition of stock option compensation expense. If one or more of these proposals are implemented, we and other companies may be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by reducing our income or increasing our losses by an amount equal to such stock option charges.

We have a Limited Customer Base

        Four customers accounted for 26%, 20%, 17% and 15%, respectively of net sales in fiscal 2003. Two customers accounted for 38% and 16%, respectively, of net sales in fiscal 2002. Four customers accounted for 26%, 21%, 15% and 14%, respectively, of net sales in fiscal 2001. The Company expects that a small number of customers will account for a substantial portion of its net sales for the foreseeable future. Furthermore, the majority of the Company's sales was historically made, and is expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, the Company's business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company's products, or by a decline in the number of handheld systems sold by a single customer.

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

We Face Intense Competition in Our Markets

        The market for applications processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. NeoMagic believes that the principal factors of competition in this market are imaging performance, price, features, power consumption, size and software support. The ability of the Company to compete successfully in the applications processor market depends on a number of factors including, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ramp of production of the Company's products for particular system manufacturers, customer demand and acceptance of more sophisticated multimedia functionality on handheld systems, end-user acceptance of the system manufacturers' products, market acceptance of competitors' products and general economic conditions. The Company's ability to compete in the future will also depend on its ability to identify and ensure compliance with evolving industry standards and market trends. Unanticipated changes in market trends and industry standards could render the Company's products incompatible with products developed by major hardware manufacturers and software developers. As a result, the Company could be required to invest significant time and resources to redesign its products or obtain license rights to technologies owned by third parties in order to ensure compliance with relevant industry standards and market trends. There can be no assurance that the Company will be able to redesign its products or obtain the necessary third-party licenses within the appropriate window of market demand. If the Company's products are not in compliance with prevailing market trends and industry standards for a significant period of time, the Company could miss crucial OEM/ODM design cycles, which could result in a material adverse effect on the Company's business, financial condition and results of operations.

        NeoMagic competes with both domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company's principal competitors include Intel's StrongARM and XScale product lines, ST Microsystem's Nomadik line, certain of Samsung's S3C chips and Texas Instruments' OMAP product line, as well as a number of vertically integrated electronics firms who are developing their own solutions. NeoMagic may also face increased competition from new entrants into the handheld systems semiconductor market including companies currently at developmental stages. NeoMagic has significant intellectual properties and historically demonstrated expertise in SOC technology. However, the inability of the Company to produce timely new products for its market could have a material adverse effect on the Company's business, financial condition and operating results.

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

We Depend on New Product Development to Meet Rapid Market and Technological Change

        The Company is now focused on providing high-performance semiconductor solutions for sale to original equipment manufacturers of handheld systems. New product planning is primarily focused on Integrated System-on-Chip semiconductor products for handheld systems, and multimedia technologies for integration into such products, such as MPEG-4 video compression, image processing, graphics, and audio technologies. The Company's future business, financial condition and results of operations will depend to a significant extent on its ability to develop new products that address these market opportunities. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future.

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

We May Encounter Inventory Excess or Shortage

        The Company has wafer supply relationships with several foundries to support the Company's product efforts. Normally, the Company places binding purchase orders two to three months prior to wafer shipment. The Company orders wafers for deliveries in advance and with the additional time to assemble and test wafers, the Company can have orders for finished goods that will not be available for up to four months into the future. If the Company does not have sufficient demand for its products and cannot cancel its current and future commitments without material impact, the Company may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If the Company cancels a purchase order, it must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. The Company must place purchase orders for wafers before it receives purchase orders from its own customers. This limits the Company's ability to react to fluctuations in demand for its products, which can be unexpected and dramatic, and from time-to-time will cause the Company to have an excess or shortage of wafers for a particular product.    As a result of the long lead-time for manufacturing wafers and the increase in "just in time" ordering by manufacturers, semiconductor companies such as the Company from time-to-time must take charges for excess inventory. The Company did in fact incur such charges in fiscal 2001 of $9.2 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on the Company's financial condition and results of operations. Conversely, failure to order sufficient wafers would cause the Company to miss revenue opportunities and, if significant, could impact sales by the Company's customers, which could adversely affect the Company's customer relationships and thereby materially adversely affect the Company's business, financial condition and results of operations.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

        The Company relies in part on patents to protect its intellectual property. As of January 31, 2003, the Company has been issued 65 patents, each covering certain aspects of the design and architecture of the Company's products. Additionally, the Company has numerous patent applications pending. There can be no assurance that the Company's pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company's ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company's products or design around any patents that may be issued to the Company.

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

        As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court's judgment of non-infringement on one patent and vacated the courts judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter, and we are currently awaiting its ruling. Management believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

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

We Depend on International Sales and Suppliers

        Export sales have been a critical part of the Company's business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 84%, 93% and 86% of the Company's net sales for fiscal 2003, 2002, and 2001, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Letters of credit issued by customers have supported a portion of the Company's international sales. To date, the Company's international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of the Company's customers could make the Company's products relatively more expensive than competitors' products sold in the customer's local currency.

        International manufacturers have produced, and are expected to continue to produce for the foreseeable future, all of the Company's wafers. In addition, many of the assembly and test services used by the Company are procured from international sources. Wafers are priced in U.S. dollars under the Company's purchase orders with its manufacturing suppliers.

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

We May Need Additional Capital

        The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company believes that its existing capital resources will be sufficient to meet the Company's capital requirements through the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital in the future. The Company's future capital requirements will depend on many factors, including the rate of net sales growth, timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing support activities, and timing and customer acceptance of new products. The Company may raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

        In the past, the Company has purchased wafers in Japanese yen and has utilized foreign currency forward contracts and options to minimize short-term foreign currency fluctuation exposures related to these purchases. The Company does not use derivative financial instruments for speculative or trading purposes.

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

        The table below summarizes the Company's investment portfolio. The table includes cash, cash equivalents, short-term investments, restricted cash, and related average interest rates. Principal (notional) amounts as of January 31, 2003 and 2002 maturing in fiscal 2004 and fiscal 2003, respectively are as follows:

	Fair Value
January 31,	2003 Taxable	2002 Taxable
(in thousands, except percentages)
Cash and cash equivalents	$37,428	$38,996
Weighted average interest rate	1.29%	1.89%
Short-term investments	29,657	32,914
Weighted average interest rate	1.73%	2.39%
Restricted cash	—	15,000
Weighted average interest rate	—	1.60%

Total cash, cash equivalents and short-term investments	$67,085	$86,910

        Interest earned on non-taxable investments is subject to preferential tax treatment under the Internal Revenue Code. The Company did not have any non-taxable investments as of January 31, 2003 and January 31, 2002.

        The Company's cash equivalents, short-term investments, and restricted cash are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of January 31, 2003, the Company's cash equivalents and short-term investments earned interest at an average rate of 1.5%. Due to the short-term nature of the Company's investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at January, 2003, with consistent cash balances, interest income would be adversely affected by approximately $25,000 per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements.    See Part IV, Item 15 of this Form 10-K.

Selected Quarterly Data (unaudited, in thousands except per share data)
 Fiscal 2003

	1st	2nd	3rd	4th
Net sales	$362	$494	$655	$678
Cost of sales	585	720	780	915
Impairment of certain acquired intangible assets	—	—	367	124

Gross loss	(223)	(226)	(492)	(361)
Operating expenses:
Research and development	6,974	5,495	5,662	6,584
Sales, general and administrative	3,368	2,341	2,127	2,547
Special charge (5)	1,400	2,200	—	—
Impairment of certain acquired intangible assets (4)	—	—	506	46

Total operating expenses	11,742	10,036	8,295	9,177
Loss from operations	(11,965)	(10,262)	(8,787)	(9,538)
Income, net of expenses, from the sale of DVD assets (2)	1,580	—	—	—
Interest and other income	608	672	277	259
Interest expense	—	—	—	(75)

Loss before income taxes and cumulative effect of change in accounting principle	(9,777)	(9,590)	(8,510)	(9,354)
Income tax expense (benefit)	(6,000)	(339)	—	45

Net loss before cumulative effect of change in accounting principle	(3,777)	(9,251)	(8,510)	(9,399)
Cumulative effect of change in accounting principle (3)	—	—	(4,175)	—

Net loss	$(3,777)	$(9,251)	$(12,685)	$(9,399)

Basic net loss per share (1)	$(.13)	$(.33)	$(.44)	$(.31)
Diluted net loss per share (1)	$(.13)	$(.33)	$(.44)	$(.31)
Weighted common shares outstanding (1)	28,036	28,167	29,157	30,128
Weighted average common shares outstanding assuming dilution (1)	28,036	28,167	29,157	30,128

Fiscal 2002

	1st	2nd	3rd	4th
Net sales	$80	$188	$83	$34
Cost of sales	7	—	1	19

Gross margin	73	188	82	15
Operating expenses:
Research and development	7,199	6,104	6,041	5,857
Sales, general and administrative	1,879	2,069	1,857	2,223
In-process research and development (2)	—	—	—	700

Total operating expenses	9,078	8,173	7,898	8,780
Loss from operations	(9,005)	(7,985)	(7,816)	(8,765)
Interest and other income	1,305	839	843	501
Interest expense	(11)	—	—	(1)

Loss before income taxes	(7,711)	(7,146)	(6,973)	(8,265)
Income tax benefit	(384)	(198)	(188)	(360)

Net loss	$(7,327)	$(6,948)	$(6,785)	$(7,905)

Basic net loss per share (1)	$(.28)	$(.27)	$(.26)	$(.29)
Diluted net loss per share (1)	$(.28)	$(.27)	$(.26)	$(.29)
Weighted common shares outstanding (1)	25,758	26,075	26,263	27,147
Weighted average common shares outstanding assuming dilution (1)	25,758	26,075	26,263	27,147

(1)
See Note 1 and 4 of Notes to Consolidated Financial Statements.

(2)
See Note 2 of Notes to Consolidated Financial Statements.

(3)
See Note 1 of Notes to Consolidated Financial Statements.

(4)
See Note 10 of Notes to Consolidated Financial Statements.

(5)
See Note 15 of Notes to Consolidated Financial Statements

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURES

        Not applicable.

PART III

        Certain information required by Part III is incorporated by reference to the Company's definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company's 2003 Annual Meeting of Stockholders (the "Proxy Statement").

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to directors is contained in the section entitled "Election of Directors" in the Proxy Statement and is incorporated herein by reference. The required information concerning executive officers of the Company is contained in the section entitled "Management" in Part I of this Form 10-K.

        Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement and is incorporated herein by reference.

Item 11. EXECUTIVE COMPENSATION

        The information required by this section relating to executive compensation and transactions is contained in the sections entitled "Election of Directors," "Director Compensation," and "Executive Compensation" in the Proxy Statement and is incorporated herein by reference.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this section is contained in the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement and is incorporated herein by reference.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this section is contained in the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement and is incorporated herein by reference.

Item 14. DISCLOSURE CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures

        Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13(a)-14(c) under the Securities Exchange Act of 1934 ("Exchange Act") are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b)  Changes in Internal Controls

        There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore, there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

(b)
Reports on Form 8-K

  On December 23, 2002 the Company filed a report on form 8-K reporting its adoption of a Preferred Stock Rights Agreement.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(Item 15 (a))

Reference page
Report of Ernst & Young LLP, Independent Auditors	36
Consolidated Statements of Operations for the three fiscal years ended January 31, 2003	37
Consolidated Balance Sheets January 31, 2003 and January 31, 2002	38
Consolidated Statements of Cash Flows for the three fiscal years ended January 31, 2003	39
Consolidated Statements of Stockholders' Equity for the three fiscal years ended January 31, 2003	40
Notes to Consolidated Financial Statements	41
Valuation and Qualifying Accounts for the three fiscal years ended January 31, 2003	66

        Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of
NeoMagic Corporation

        We have audited the accompanying consolidated balance sheets of NeoMagic Corporation as of January 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended January 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeoMagic Corporation at January 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, effective February 1, 2002, NeoMagic Corporation changed its method of accounting for goodwill and other acquired intangible assets in accordance with guidance provided in Statement of Financial Accounting Standards Number 142, "Goodwill and Other Intangible Assets."

                      /s/  ERNST & YOUNG LLP

San Jose, California
February 7, 2003

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended January 31,	2003	2002	2001
(in thousands, except per share data)
Net sales	$2,189	$385	$75,806
Cost of sales (1)	3,000	27	61,328
Impairment of certain acquired intangible assets	491	—	—

Total cost of sales	3,491	27	61,328
Gross margin (loss)	(1,302)	358	14,478
Operating expenses:
Research and development (2)	24,715	25,201	27,524
Sales, general and administrative (3)	10,383	8,028	13,068
Special charge	3,600	—	—
Impairment of certain acquired intangible assets	552	—	—
Acquired in-process research and development	—	700	—

Total operating expenses	39,250	33,929	40,592
Loss from operations	(40,552)	(33,571)	(26,114)
Income, net of expenses, from the sale of DVD assets	1,580	—	6,494
Interest and other income	1,816	3,488	5,987
Interest expense	(75)	(12)	(263)

Loss before income taxes and cumulative effect of change in accounting principle	(37,231)	(30,095)	(13,896)
Income tax benefit	(6,294)	(1,130)	(5,481)

Net loss before cumulative effect of change in accounting principle	(30,937)	(28,965)	(8,415)
Cumulative effect of change in accounting principle	(4,175)	—	—

Net loss	$(35,112)	$(28,965)	$(8,415)

Basic net loss per share	$(1.22)	$(1.10)	$(.33)
Diluted net loss per share	$(1.22)	$(1.10)	$(.33)
Weighted common shares outstanding	28,872	26,311	25,737
Weighted common shares outstanding assuming dilution	28,872	26,311	25,737

(1)
Includes $44 in amortization of deferred stock compensation in fiscal 2001.

(2)
Includes $893, $2,072, and $2,025 in amortization of deferred stock compensation in fiscal 2003, 2002, and 2001, respectively.

(3)
Includes $999, $708, and $573 in amortization of deferred stock compensation in fiscal 2003, 2002, and 2001, respectively.

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

As of, January 31,	2003	2002
(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$37,428	$38,996
Short-term investments	29,657	32,914
Accounts receivable, less allowance for doubtful accounts of $58 at January 31, 2003 and none at January 31, 2002	118	125
Inventory	535	78
Income tax receivable	8	3,303
Employee note receivable	1,200	50
Other current assets	1,202	2,955

Total current assets	70,148	78,421
Property, plant and equipment, net	5,840	3,734
Restricted cash	—	15,000
Employee notes receivable	100	1,300
Goodwill	—	3,792
Intangibles, net	4,349	5,705
Other assets	511	357

Total assets	$80,948	$108,309

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,864	$2,147
Compensation and related benefits	1,393	1,253
Income taxes	3,633	3,934
Deferred rent	—	582
Deferred gain on the sale of DVD assets	—	1,580
Current portion of capital lease obligations	1,363	—
Other accruals	1,287	607

Total current liabilities	10,540	10,103
Capital lease obligations	2,521	—
Commitments and contingencies
Stockholders' equity:
Non-cumulative convertible preferred stock, $.001 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none at January 31, 2003 and 2002	—	—
Common stock, $.001 par value:
Authorized shares—60,000,000
Issued and outstanding shares—30,273,955 at January 31, 2003 and 28,008,924 at January 31, 2002	30	28
Additional paid-in-capital	89,237	86,436
Deferred compensation	(4)	(2,004)
Accumulated other comprehensive income	9	19
Retained earnings (deficit)	(21,385)	13,727

Total stockholders' equity	67,887	98,206

Total liabilities and stockholders' equity	$80,948	$108,309

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended, January 31	2003	2002	2001
(in thousands)
Operating activities
Net income (loss)	$(35,112)	$(28,965)	$(8,415)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Cumulative effect of a change in accounting principle	4,175	—	—
Depreciation and amortization	4,928	3,709	4,900
Loss on disposal of property, plant and equipment	167	79	846
Amortization of deferred compensation	1,892	2,780	2,583
Special charge	2,100	—	—
Write-off of in-process research and development	—	700	—
Income, net of expenses, on the sale of DVD assets	(1,580)	—	(6,494)
Deferred taxes	—	791	243
Impairment of certain acquired intangible assets	1,043	—	—
Changes in operating assets and liabilities:
Accounts receivable	7	298	18,656
Inventory	(457)	—	13,184
Other current assets	762	(862)	(2,039)
Restricted cash	15,000	(15,000)	—
Income tax receivable	3,295	—	—
Other assets	383	3	232
Accounts payable	717	(2,088)	(17,565)
Compensation and related benefits	140	(880)	(965)
Income taxes payable	(301)	3,934	(2,207)
Tax benefit from employee stock options	—	—	298
Other accruals	98	132	(485)

Net cash provided by (used for) operating activities	(2,743)	(35,369)	2,772

Investing activities
Net proceeds from the sale of DVD assets	1,580	—	10,091
Purchases of property, plant, equipment and intangibles	(3,940)	(1,492)	(2,255)
Purchases of short-term investments	(48,403)	(57,652)	(63,666)
Maturities of short-term investments	51,650	59,694	92,158

Net cash provided by investing activities	887	550	36,328

Financing activities
Payments on capital lease obligations	(523)	—	(154)
Net proceeds from issuance of common stock, net of repurchases	811	852	795
Repayment on notes receivable from stockholders	—	111	14

Net cash provided by financing activities	288	963	655

Net increase (decrease) in cash and cash equivalents	(1,568)	(33,856)	39,755
Cash and cash equivalents at beginning of period	38,996	72,852	33,097

Cash and cash equivalents at end of period	$37,428	$38,996	$72,852

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

						Accumulated Other Comprehensive Income (Loss)
	Common Stock
			Additional Paid-In Capital	Notes Receivable from Stockholders	Deferred Compensation		Retained Earnings (Deficit)	Total Stockholders' Equity
(in thousands, except share data)	Shares	Amount
Balance at January 31, 2000	25,535,569	$25	$70,682	$(525)	$(1,074)	—	$51,107	$120,215

Issuance of common stock under stock option plan	209,572	1	339	—	—	—	—	340
Issuance of common stock under employee stock purchase plan	199,732	—	509	—	—	—	—	509
Repurchase of common stock at cost	(53,565)	—	(54)	—	—	—	—	(54)
Payment on promissory notes	—	—	—	14	—	—	—	14
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(1,687)	—	1,687	—	—	—
Addition to deferred compensation relating to stock options	—	—	6,781	—	(6,781)	—	—	—
Amortization of deferred compensation relating to stock options	—	—	—	—	2,583	—	—	2,583
Tax benefit attributable to stock options	—	—	298	—	—	—	—	298
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(8,415)	(8,415)
Change in unrealized loss on investments	—	—	—	—	—	(20)	—	(20)

Total comprehensive loss	—	—	—	—	—	—	—	(8,435)

Balance at January 31, 2001	25,891,308	26	76,868	(511)	(3,585)	(20)	42,692	115,470

Issuance of common stock under stock option plan	316,326	—	328	—	—	—	—	328
Issuance of common stock under employee stock purchase plan	201,290	—	524	—	—	—	—	524
Issuance of common stock for acquisition	1,600,000	2	5,006	—	—	—	—	5,008
Repayment of note receivable	—	—	—	111	—	—	—	111
Reclassification of notes receivable related to mature shares to employee receivable	—	—	—	400	—	—	—	400
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(596)	—	596	—	—	—
Addition to deferred compensation relating to stock options	—	—	345	—	(345)	—	—	—
Amortization of deferred compensation relating to stock plans	—	—	—	—	2,780	—	—	2,780
Fair value of options issued in connection with acquisition	—	—	3,961	—	(1,450)	—	—	2,511
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(28,965)	(28,965)
Change in unrealized gain on investments	—	—	—	—	—	39	—	39

Total comprehensive loss	—	—	—	—	—	—	—	(28,926)

Balance at January 31, 2002	28,008,924	28	86,436	—	(2,004)	19	13,727	98,206

Issuance of common stock under stock option plan	216,572	—	265	—	—	—	—	265
Issuance of common stock under employee stock purchase plan	381,459	—	546	—	—	—	—	546
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(108)	—	108	—	—	—
Amortization of deferred compensation relating to stock plans	—	—	—	—	1,892	—	—	1,892
Issuance of common stock for settlement of the wafer purchase agreement	1,667,000	2	2,098	—	—	—	—	2,100
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(35,112)	(35,112)
Change in unrealized gain on investments	—	—	—	—	—	(10)	—	(10)

Total comprehensive loss	—	—	—	—	—	—	—	(35,122)

Balance at January 31, 2003	30,273,955	$30	$89,237	$—	$(4)	$9	$(21,385)	$67,887

See accompanying notes.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

        NeoMagic Corporation (the "Company" or "NeoMagic") designs, develops and markets high-performance semiconductor solutions, known as Applications Processors, for sale to original equipment manufacturers ("OEMs") and original design manufacturers (ODMs) of handheld systems. NeoMagic Corporation was incorporated in California in May 1993. The Company was subsequently reincorporated in Delaware in February 1997.

Basis of Presentation

        The Company's fiscal year generally consists of a fifty-two week period ending on the Sunday closest to the January month end. Fiscal year 2001 ended on January 28, 2001. Fiscal year 2002 ended on January 27, 2002. Fiscal 2003 ended on January 26, 2003. For convenience, the accompanying consolidated financial statements have been presented as ending on the last day of the January calendar month.

        The consolidated financial statements of NeoMagic include the operating results of LinkUp since the effective date of acquisition of December 18, 2001.

Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates include those relating to determination of net realizable value of inventories, realizability of deferred tax assets, as well as the assessment of impairment of goodwill, intangibles and other long lived assets. Actual results could differ from those estimates.

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

Derivative Financial Instruments

        The Company did not utilize any derivative financial instruments in fiscal 2003. The Company has utilized foreign currency forward contracts to minimize foreign currency fluctuation exposures related to these purchase commitments in the past. The Company does not use derivative financial instruments for speculative or trading purposes. The Company's accounting policy for these instruments is based on the Company's designation of such instruments as a hedge transaction. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts that are designated as hedges, for which a firm commitment has been attained, are deferred and recognized in income (loss) in the same period that the underlying transactions are settled. Gains and losses on any instrument not meeting the above criteria would be recognized in income in the current period. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related derivative instrument would be recognized in income (loss) in the same period.

Financial Instruments

        The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, restricted cash, accounts receivable, employee receivables, income tax receivables and accounts payable. The Company believes all of the financial instruments' recorded values approximate current values because of the short-term nature of these instruments.

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

        All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of January 31, 2003 and 2002, and consists of the following (in thousands):

January 31,	2003	2002
Cash and cash equivalents:
Money market funds	$32,099	$22,990
Commercial paper	1,998	11,785
U.S. Government agencies	—	2,001
Nations treasury reserves	—	569
Municipal bonds	2,004	—
Bank accounts	1,327	1,651

Total	$37,428	$38,996

Short-term investments:
Commercial paper	$3,978	$2,996
Corporate notes	7,391	13,995
Auction rate securities	15,164	7,604
U.S. Government agencies	3,124	8,319

Total	$29,657	$32,914

        Gross realized and unrealized gains and losses on available-for-sale securities in fiscal 2003, 2002 and 2001 were immaterial.

Inventory

        Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The Company writes down the inventory value for estimated excess and obsolete inventory, based on management's assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Inventory consists of the following (in thousands):

January 31,	2003	2002
Raw materials	$117	$—
Work in process	102	—
Finished goods	316	78

Total	$535	$78

Property, Plant and Equipment

        Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful life of the respective assets, generally three to five years or, in the case of property under capital leases, over the lesser of the useful life of the assets or lease term.

        Property, plant and equipment consist of the following (in thousands):

January 31,	2003	2002
Property, plant and equipment:
Computer equipment and software	$10,747	$11,890
Furniture and fixtures	1,650	2,122
Machinery and equipment	1,232	1,069

Total	13,629	15,081
Less accumulated depreciation and amortization	(7,789)	(11,347)

Property, plant and equipment, net	$5,840	$3,734

Cumulative Effect of a Change in Accounting Principle

        On February 1, 2002, NeoMagic adopted Statement of Accounting Standards No. 142 (SFAS 142), "Goodwill and Other Intangibles Assets," which required companies to discontinue the amortization of goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life must be reviewed for impairment using a two-step method upon adoption of SFAS 142 and annually thereafter, or more frequently when indicators of impairment exist.

        Upon adoption of SFAS 142, the Company was required to complete the two-step transitional goodwill impairment test. The Company completed step one of the transitional impairment test during the second quarter of fiscal 2003 and determined that there were indicators of impairment, as the carrying value of the reporting unit exceeded the fair value derived from the market capitalization model. The second step of the transitional impairment test to determine the amount of impairment was completed in the third quarter of fiscal 2003 by comparing fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Based on the results of the second transitional impairment test, the Company recorded a non-cash charge of $4.2 million, to reduce the carrying value of its goodwill, which is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations.

Goodwill

        On adoption of SFAS 142, the Company reclassified certain intangibles with net book value $383 thousand, consisting of assembled workforce and acquisition costs, which are no longer defined as an acquired intangible under SFAS 142, to goodwill. Accordingly, there was no amortization of assembled workforce and acquisition costs recognized during fiscal 2003.

        The following table presents a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization (in thousands, except per share data):

	2003	2002	2001
Net loss:
As reported	$(35,112)	$(28,965)	$(8,415)
Goodwill amortization	—	4	4
Workforce amortization	—	296	296
Acquisition costs amortization	—	84	84

	$(35,112)	$(28,581)	$(8,031)

Basic and diluted net loss per share:
As reported	$(1.22)	$(1.10)	$(0.33)
Goodwill amortization	—	—	—
Workforce amortization	—	0.01	0.02
Acquisition costs amortization	—	—	—

As adjusted	$(1.22)	$(1.09)	$(0.31)

Intangible Assets

        The Company's intangible assets include licensed intellectual property and acquisition related intangibles. Acquisition related intangibles include core technology, developed technology, customer relationships, and patents and are amortized on a straight-line basis over their estimated useful lives, ranging between two and three years. Licensed intellectual property is amortized on a straight-line basis over its useful life of three years.

        Intangible assets are regularly reviewed to determine whether facts and circumstances exist which indicate that the useful life is shorter than originally estimated or the carrying amount of assets may not be recoverable. The Company assesses the recoverability of intangible assets by comparing the projected undiscounted net cash flows associated with the related asset or group of assets over their remaining lives.

Warranty

        The Company's warranty program provides for repair, replacement, or credit on defective parts returned within one year of shipment. The Company records a provision for estimated warranty costs at the time revenue is recognized based on expected failure rates and expected cost to replace defective products. Due to low sales volume on the Company's new products, warranty expense for the period is not significant.

Revenue Recognition

        The Company recognizes revenue from product sales when the products are shipped to the customer, other than distributors, title has transferred, and no significant obligations remain. In addition, the Company requires the following criteria to be met prior to recognizing revenue:

(i) execution of a written customer order, (ii) shipment of the product, (iii) fee is fixed and determinable, and (iv) collectibility of the proceeds is probable. The Company's shipment terms are FOB shipping point.

        With respect to products shipped to distributors, the Company defers recognition of product revenue until the distributors sell its products to their customers. On occasion, however, the Company may sell products with "End of Life" status to its distributors under special arrangements without any price protection or return privileges for which the Company recognizes revenue upon transfer of title, typically upon shipment.

        At the end of each accounting period, the Company makes a determination of certain factors including sales returns and allowances, which could affect the amount of revenue recorded for the period. Sales returns provisions include considerations for known but unprocessed sales returns and estimation for unknown returns based on our historical experiences.

Concentration of Credit Risk

        The Company's historical sales through fiscal 2002 had been to PC notebook OEMs as well as to third-party system manufacturers who design and manufacture PC notebooks on behalf of the brand name OEMs. The Company expects to sell its future products to handheld systems OEMs as well as to third-party system manufacturers who design and manufacture handheld systems on behalf of the brand name OEMs. The Company performs continuing credit evaluations of its customers and, generally, does not require collateral. Letters of credit may be required from its customers in certain circumstances.

Earnings per Share

        Basic earnings per share represents the weighted average common shares outstanding during the period and excludes any dilutive effects of options, warrants, and convertible securities. The dilutive effects of options, warrants and convertible securities are included in diluted earnings per share in profitable periods, but are excluded in loss periods.

Comprehensive Income (Loss)

        Unrealized gains or losses on the Company's available-for-sale securities are included in comprehensive income (loss) and reported separately in stockholders' equity.

Research and Development Costs

        Research and development costs are charged to expense when incurred.

Advertising Costs

        The Company expenses advertising costs as incurred. Advertising expenses were approximately $2,000, $12,000 and $63,000 in fiscal 2003, 2002 and 2001, respectively.

Stock Compensation

        In accordance with the intrinsic value method, the Company does not recognize compensation cost for stock options granted at fair market value. Note 8 of the Notes to the Consolidated Financial Statements describes the plans operated by the Company.

        In December of 2002, the Financial Accounting Standards Board issued SFAS No. 148, which amends SFAS No. 123, to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosure of the effects of an entity's accounting policy with respect to stock-based employee compensation.

        For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options' vesting period, and the estimated fair value of purchases under the employee stock purchase plan is expensed in the year of purchase as well as the stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss) if the fair value based method had been applied to all awards.

        Pro forma information regarding net income (loss) and earnings (loss) per share has been determined as if the Company had accounted for its employee stock options and purchases under the employee stock purchase plan using the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model. See Note 8 of the consolidated financial statements for the assumptions of the model.

        The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of its employee stock options.

        The Company's pro forma information is as follows:

	2003	2002	2001
Net loss, as reported	$(35,112)	$(28,965)	$(8,415)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	1,892	2,780	2,642
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(5,649)	(6,740)	(6,298)

Pro-forma net loss	(40,761)	(35,705)	(14,713)

Reported basic and diluted loss per share	$(1.22)	$(1.10)	$(0.33)

Pro-forma basic and diluted loss per share	$(1.41)	$(1.35)	$(0.57)

Segment Information

        The Company has one operating segment by which the chief operating decision maker evaluates performance and allocates resources. The majority of the Company's net sales to date have been derived from the sale of multimedia accelerators. The Company expects to continue to have one operating segment through at least fiscal 2004.

Recent Accounting Pronouncements

        In July of 2002, the FASB approved SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses the financial accounting and reporting for obligations associated with an exit activity, including restructuring, or with a disposal of long-lived assets. Exit activities include, but are not limited to, eliminating or reducing product lines, terminating employees and contracts and relocating plant facilities or personnel. SFAS No. 146 specifies that a company will record a liability for a cost associated with an exit or disposal activity only when that liability is incurred and can be measured at fair value. Therefore, commitment to an exit plan or a plan of disposal expresses only management's intended future actions and, therefore, does not meet the requirement for recognizing a liability and the related expense. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002, with earlier adoption encouraged. The Company does not anticipate that the adoption of SFAS No. 146 will have a material effect on its financial position or results of operations.

        In November of 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." FIN No. 45 requires that a liability be recorded in the guarantor's balance sheet upon issuance of a guarantee. In addition, FIN No. 45 requires disclosures about the guarantees that an entity has issued, including a roll-forward of the entity's product warranty liabilities. The Company will apply the recognition provisions of FIN No. 45 prospectively to guarantees, if any, issued after January 31, 2003. The disclosure provisions of FIN No. 45 are effective for financial statements of the company's fiscal year 2003. See Note 1 of the consolidated financial statements for discussion of warranty reserves and Note 12 for discussion of infringement indemnification.

        In November of 2002, the EITF reached a consensus on Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables." EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003. The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

        In January of 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the provisions of FIN No. 46, however, it does not believe as of January 31, 2003, that the Company has any investment in variable interest entities.

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

        The purchase price was allocated to intangible assets and in-process research and development based on valuation reports prepared by the specialists.

        The excess purchase price over the estimated fair value of net tangible liabilities of $1.0 million has been allocated to intangible assets, primarily consisting of customer relationships ($0.7 million), developed technology ($0.9 million), core technology and acquired technology licenses ($2.5 million), internally developed software ($0.1 million), deferred compensation ($1.5 million) and goodwill ($3.8 million). The deferred compensation of $1.5 million was recorded to reflect the intrinsic value of in-the-money NeoMagic common stock options granted to employees, who, as a condition to the closing of purchase agreement, agreed to join NeoMagic. Amortization expense associated with the in-the-money options will be incurred over the year subsequent to the acquisition date. In addition to the intangible assets acquired and deferred compensation, the Company recorded a $0.7 million charge, representing the write-off of acquired in-process research and development ("IPR&D"). The following intangibles with definite lives are amortized on a straight-line basis over the following periods, which approximate their useful lives:

Customer relationships	3 years
Developed technology	2 years
Core technology	3 years

        During fiscal 2003, the Company determined that certain intangible assets purchased as part of the LinkUp Systems Corporation acquisition completed in December 2001 were impaired and recorded an impairment charge. See Note 10 for a discussion of the impairment charge.

        In fiscal year 2000, the Company decided not to pursue the further development of technologies for the DVD market. In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group, primarily consisting of fixed assets and intangible assets to LSI Logic ("Buyer"). The Company received $11.7 million in a lump-sum cash payment and an additional $3.1 million was contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group that was transferred to the Buyer. In addition, the Company incurred approximately $0.6 million in transaction costs, approximately $2.3 million in retention packages for the affected employees, and $0.3 million in additional costs during fiscal 2001. The Company received a $1.5 million cash payment which was previously contingent on the Company's performance of certain obligations related to the transfer of licenses with third parties to the Buyer in fiscal 2001. As a result, the Company recorded a pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the year ended January 31, 2001. In fiscal 2003, the Company received the remaining contingent payment of $1.6 million upon completing the transfer of licenses with third parties to the Buyer, and recorded the amount as a gain in the Consolidated Statements of Operations for the fiscal year ended January 31, 2003.

3. RESTRUCTURING

        In March 2001, the Company reduced its workforce in the U.S. by 18 and in Israel by 25 to be more in-line with its plans for fiscal year 2002. The affected employees were primarily engaged in research and development. The Company accrued severance charges of $0.7 million associated with the reduction in workforce during the first quarter of fiscal 2002 and made cash payments of $0.4 million in connection with this restructuring activity. During the second quarter of fiscal 2002 the Company completed the restructuring activity by making additional cash payments of $0.4 million of which $0.3 million was charged against the accrual and $0.1 million was expensed.

4. EARNINGS (LOSS) PER SHARE

        Per share information is as follows:

Year Ended January 31,	2003	2002	2001
(in thousands, except per share data)
Numerator:
Net income (loss)	$(35,112)	$(28,965)	$(8,415)

Denominator:
Denominator for basic and diluted earnings (loss) per share—weighted-average shares	28,872	26,311	25,737

Basic and diluted earnings (loss) per share	$(1.22)	$(1.10)	$(.33)

        For fiscal years 2003, 2002 and 2001 basic earnings per share equals diluted earnings per share due to the net loss for the year. During fiscal 2003, 2002, and 2001 the Company excluded options to purchase 580,695, 813,792 and 548,186 shares of common stock, respectively, from the diluted income per share computation because the effect was anti- dilutive for these years.

5. DERIVATIVE FINANCIAL INSTRUMENTS

        All of the Company's sales and the majority of its purchases have been denominated in U.S. dollars. However, in the past the Company's wafer purchases have been denominated in Japanese yen. The Company entered into foreign exchange forward contracts to hedge this foreign currency exposure. There were no outstanding foreign currency forward contracts at January 31, 2003 and January 31, 2002 and there were no foreign currency forward contracts entered into during fiscal 2003. The Company does not enter into speculative foreign exchange contracts to profit on exchange rate fluctuations.

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

Year Ended January 31,	2002	2001
(in thousands, except per share data)
Net sales	$1,941	$76,716
Loss from operations	(38,864)	(34,386)
Net loss	(34,184)	(16,259)
Basic and diluted net loss per share from operations	$(1.41)	$(1.26)
Basic and diluted net loss per share	$(1.24)	$(0.59)

7. INCOME TAXES

        Income (loss) before taxes and the provision (benefit) for income taxes in fiscal 2003, 2002 and 2001 consists of the following:

Year Ended January 31,	2003	2002	2001
(in thousands)
Income (loss) before taxes
U. S.	$(29,688)	$(23,325)	$(30,250)
Foreign	(7,543)	(6,770)	16,354

Total income (loss) before taxes	$(37,231)	$(30,095)	$(13,896)
Provision (benefit) for taxes
Current:
Federal	$(6,339)	$(2,800)	$(5,757)
State	—	—	76
Foreign	45	(9)	—

	$(6,294)	$(2,809)	$(5,681)

Deferred:
Federal	$—	$1,679	$200
State	—	—	—

	—	1,679	200

Total benefit for income taxes	$(6,294)	$(1,130)	$(5,481)

        The Company's income tax provision (benefit) differs from the federal statutory rate of 35% due to the following:

Year Ended January 31,	2003	2002	2001
(in thousands except percentages)
Pretax income (loss)	$(37,231)	$(30,095)	$(13,896)
Federal statutory rate	35%	35%	35%
Expected tax (benefit)	(13,031)	(10,534)	(4,864)
State taxes (net of federal benefit)	—	—	130
Utilization of research and development tax credits	—	—	(1,000)
Change in valuation allowance	—	1,061	(700)
Foreign taxes	45	—	76
Net operating loss not currently benefited	6,127	7,412	—
Non-deductible amortization of deferred compensation	557	924	792
Other	8	7	85

Benefit for income taxes	$(6,294)	$(1,130)	$(5,481)

        Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets and liabilities are as follows:

Year Ended January 31,	2003	2002
(in thousands)
Deferred tax assets:
Net operating loss carryforward	$4,924	$4,800
Research and development credit	3,562	3,264
Alternative minimum tax credit	—	320
Acquisition costs	1,540	1,540
Reserves and accruals	1,619	928
Capitalized R&D	2,307	717
Other	89	(15)

Total deferred tax assets	14,041	11,554
Valuation allowance	(14,041)	(11,554)

Net deferred tax assets	$—	$—

        Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. At January 31, 2003, the Company has provided a valuation allowance of $14.0 million equal to its total deferred tax assets due to uncertainties surrounding their realization. The valuation allowance increased by $2.5 million, $10.5 million, and decreased by $0.7 million in fiscal 2003, 2002 and 2001, respectively. At January 31, 2003, approximately $0.3 million of the valuation allowance referenced above relate to the tax benefit of stock option deductions that will be credited to additional paid in capital, when realized.

        As of January 31, 2003, the Company had net operating loss carryforwards for federal income tax purposes of approximately $12.9 million. The federal net operating loss will expire in fiscal year 2023. The Company also had research and development credit carryforwards for federal income tax purposes of approximately $2.2 million, which expire in fiscal years 2019 through 2023. In addition, the Company had net operating losses and research and development tax credits for state income tax purposes of approximately $10.5 million and $2.1 million, respectively. The state net operating loss will expire in the years beginning in 2013, and state research and development tax credits will not expire. Utilization of the Company's federal net operating loss and research credit carryforwards may be subject to an annual limitation due to the "change of ownership" provisions of the Tax Reform Act of 1986. The annual limitation may result in the expiration of net operating loss and research credit carryforwards before utilization.

8. STOCKHOLDERS' EQUITY

Warrants

        The Company granted warrants in connection with the acquisition of Associative Computing Ltd. in February 1999. The warrants are for the purchase of 100,000 shares of NeoMagic common stock at an exercise price of $20 per share and are fully transferable. The warrants are exercisable, in whole or in part, for five years after February 1999, and the shares which will be issued upon the exercise of the warrants shall be freely tradable as of the date of exercise. As of January 31, 2003, none of these warrants were exercised.

Stock Plan

        In accordance with the 1993 Stock Plan (the "Plan"), the Board of Directors may grant incentive stock options, nonstatutory stock options and stock purchase rights to employees, consultants and directors. The Company has reserved a total of 10,525,000 shares under the Plan. Unless terminated sooner, the Plan will terminate automatically in December 2003. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the Plan. Stock options expire no later than ten years from the date of grant. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a thirty-day period or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options prior to vesting are subject to repurchase by the Company. As of January 31, 2003, no shares of common stock were subject to this repurchase provision. Other options granted under the Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement.

        Under the 1998 Nonstatutory Stock Option Plan, the Board of Directors may grant nonstatutory stock options to employees, consultants and directors. The Company has reserved a total of 6,600,000 shares under the Plan. Unless terminated sooner, the Plan will terminate automatically in June 2008.

        A summary of the Company's stock option activity under both plans, and related information for the three years ended January 31, 2003 follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price
Balance at January 31, 2000	6,444,400	$9.10
Granted	5,546,700	2.61
Exercised	(209,572)	1.62
Canceled	(4,669,782)	8.92

Balance at January 31, 2001	7,111,746	$4.37

Granted	2,581,076	2.54
Exercised	(316,326)	1.03
Canceled	(1,438,707)	5.77

Balance at January 31, 2002	7,937,789	$3.64

Granted	2,569,280	3.05
Exercised	(216,572)	1.22
Canceled	(989,880)	3.72

Balance at January 31, 2003	9,300,617	$3.52

        At January 31, 2003, options to purchase 4,548,086 shares of common stock were vested at prices ranging from $0.28 to $22.44 and 3,136,732 shares of common stock were available for future grants under the plans.

        The following table summarizes information about stock options outstanding at January 31, 2003:

	Options Outstanding and Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28 - $0.28	3,500	2.44	$0.28	3,500	$0.28
$0.80 - $1.00	1,662,743	7.95	0.99	1,631,276	1.00
$1.02 - $2.97	1,438,224	7.91	2.57	1,056,442	2.66
$2.97 - $3.15	1,035,556	8.89	3.15	39,978	3.14
$3.19 - $3.20	1,593,700	9.26	3.20	1,193,384	3.20
$3.21 - $3.22	1,470,790	7.97	3.22	1,135,067	3.22
$3.24 - $7.50	974,854	7.03	4.71	529,626	5.80
$7.53 - $10.44	939,750	6.43	7.93	924,191	7.92
$10.69 - $21.31	175,500	5.09	12.16	175,083	12.16
$22.44 - $22.44	6,000	5.90	22.44	6,000	22.44

	9,300,617	7.97	$3.52	6,694,547	$3.69

Employee Stock Purchase Plan

        A total of 2,200,000 shares of common stock has been reserved for issuance under the 1997 Employee Stock Purchase Plan ("Purchase Plan"). The 1997 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping twenty-four month offering periods that begin every six months. Each twenty-four month offering period includes four six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant's accumulated payroll deductions. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee's compensation. The price of common stock to be purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period.

        In fiscal 2003, 2002 and 2001, 381,209, 201,290 and 199,732 shares, respectively, of common stock at an average price of $1.43, $2.60 and $2.55 per share, respectively, were issued under the 1997 Purchase Plan. Shares available for purchase under the Purchase Plan were 1,074,824 at January 31, 2003.

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

        In fiscal 2003, 2002 and 2001, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

				Employee Stock Purchase Plan
	Employee Option Plans
Year Ended January 31,
	2003	2002	2001	2003	2002	2001
Risk-free interest rates	3.6%	3.9%	6.0%	1.8%	4.2%	5.8%
Volatility	.64	.71	.71	.69	.75	.92
Expected life of option in years	4.31	3.84	5.0	.49	.80	.69

        Had compensation costs been determined based upon the fair value at the grant date for awards under these plans, the Company's fiscal 2003 net loss and loss per share would have increased by approximately $5.6 million, or $0.20 per share. The Company's fiscal 2002 net loss and loss per share would have increased by approximately $6.7 million, or $0.25 per share. The Company's fiscal 2001 net loss and loss per share would have increased by approximately $6.3 million, or $0.24 per share. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option's vesting period and stock purchased under the 1997 Purchase Plan is amortized over the six-month purchase period.

        There were no options granted during fiscal 2003 with an exercise price less than the market price at the date of grant. The weighted average fair value of options granted during fiscal 2002 and fiscal 2001 with exercise prices less than the market price at the date of grant is $1.17 and $3.30 per share, respectively. The weighted average fair value of options granted during fiscal 2003, 2002, 2001 with exercise prices equal to the market price at the date of grant is $3.05, $3.24, and $3.71 per share, respectively.

Deferred Stock Compensation

        In connection with the grant of certain stock options to employees in fiscal 2002, the Company recorded deferred stock compensation of $1,795,000 for the difference between the fair value of common stock at the date of grant and the option exercise price. These amounts are presented as a reduction of stockholders' equity and are amortized over the vesting period of the related options. In fiscal 2001 the Company also recorded deferred stock compensation of $395,000 in connection with its employee stock purchase plan. In fiscal 2003, 2002 and 2001, $108,000, $596,000 and $1,687,000, respectively was recorded as reductions to deferred stock compensation to reflect the unamortized portion of deferred stock compensation related to the cancellation of unvested options upon employee terminations.

9. SAVINGS PLAN

        The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 60% beginning January 1, 2003 of their pre-tax salaries per year, but not more than the statutory limits. Prior to January 1, 2003, the Company contributed $0.30 for every dollar the employee contributed to the plan up to the first 6% of earnings. As of January 1, 2003, the Company changed to a discretionary matching program. The Company stopped the employer match as of January 1, 2003. The Company made matching contributions to employees of $131,000, $114,000 and $141,000 in fiscal 2003, 2002 and 2001, respectively.

10. INTANGIBLE ASSETS

        The following table provides a summary of the carrying amount of intangible assets that will continue to be amortized and excludes amounts originally allocated to an intangible asset representing the value of the assembled workforce:

        Intangible assets subject to amortization were as follows (in thousands):

January 31, 2003	Cost	Accumulated Amortization	Net
Licensed intellectual property	$3,244	$(45)	$3,199
Core technology	1,800	(650)	1,150
Patents	1,697	(1,697)	—

	$6,741	$(2,392)	$4,349

January 31, 2002	Cost	Accumulated Amortization	Net
Licensed intellectual property	$1,811	$(327)	$1,484
Core technology	1,800	(49)	1,751
Developed technology	900	(38)	862
Customer relationships	700	(19)	681
Patents	1,690	(1,256)	434
Assembled workforce	1,179	(885)	294
Acquisition costs	354	(265)	89
Other	114	(4)	110

	$8,548	$(2,843)	$5,705

        Amortization expense for other intangible assets was $1,806, 1,672 and 1,357 thousand in fiscal 2003, 2002 and 2001, respectively. Licensed intellectual property and core technology are amortized over three years. Estimated annual amortization expense for other intangible assets is as follows:

(in thousands)
2004	$1,523
2005	1,631
2006	1,037
2007	158

Total	$4,349

        During the first quarter of fiscal 2003, the Company wrote-off licensed intangible properties with a net book value of $531 thousand relating to licensed intellectual property that will no longer be used.

        During fiscal 2003, the Company determined that certain intangible assets purchased as part of the LinkUp Systems Corporation acquisition completed in December 2001 were impaired and recorded a total impairment charge of $1,043 thousand during the period. Of the total impairment charge, $491 thousand related to impairment of certain acquired intangibles that were capitalized relating to developed technology. The impairment was caused by a decline in the related sales forecasts of products associated with the intangibles. The impairment charge relating to developed technology is included in the cost of sales section of the Consolidated Statements of Operations. In addition, the Company also recorded a $506 thousand impairment charge with respect to intangibles relating to customer relationships. Several key customers with whom the Company was engaged have abandoned their related product plans, which led to the impairment. The Company also recorded a $46 thousand impairment charge with respect to intangibles that were capitalized as internal use software. The Company no longer uses the software. The impairment charge relating to customer relationships and internal use software is included in the operating expenses section of the Consolidated Statements of Operations.

11. OBLIGATIONS UNDER CAPITAL LEASES

        In fiscal 2003, the Company entered into capital leases to finance software licenses used in the design of semiconductors. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment includes the following amounts for leases that have been capitalized:

January 31,	2003
(in thousands)
Gross property, plant and equipment under capital lease	$4,073
Accumulated depreciation	(381)

Net property, plant and equipment under capital lease	$3,692

        Amounts capitalized under leases are being amortized over a three-year period.

        Future minimum payments under the capital leases consist of the following as of January 31, 2003:

(in thousands)
2004	$1,659
2005	1,910
2006	829

Total minimum lease payments	4,398
Less: amount representing interest	(514)

Present value of net minimum lease payments	3,884
Less: current portion	(1,363)

Long-term portion	$2,521

12. COMMITMENTS AND CONTINGENCIES

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

Fiscal year ending January 31:
(in thousands)
2004	$1,395
2005	1,125
2006	1,085
2007	1,112
2008	1,046
Thereafter	2,450

Total minimum lease payments	$8,213

        Rent expense under operating leases was $1,849,000, $2,272,000 and $2,298,000 in fiscal 2003, 2002 and 2001, respectively.

        In November 1999, the Company signed an additional sublease agreement. The sublease was terminated in October 2000. Rent income related to this sublease agreement was $163,000 in fiscal 2001.

        In November 2000, the Company signed an additional sublease agreement. Rent income related to this sublease agreement was $260,000, $1,069,000 and $725,000 in fiscal 2003, 2002 and 2001, respectively.

        In April 2002, the Company extended this sublease agreement through April 2003. In June 2001, the Company signed an additional sublease agreement. Rent income related to this sublease agreement was $199,000 and $191,000 in fiscal 2003 and fiscal 2002, respectively.

Contingencies

        As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleges that Trident's embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic's filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court's judgment of non-infringement on one patent and vacated the court's judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter, and we are currently awaiting its ruling. Management believes the Company has valid defenses against Trident's claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

        Under the Company's standard invoice terms it agrees to indemnify its customers for alleged patent infringement. The scope of such indemnity may in some instances include indemnification for damages and expenses, including attorneys' fees. The total liability to the customer cannot exceed the purchase price of the alleged infringing goods. The Company may from time to time be engaged in litigation as a result of such indemnification obligations. Third party claims for patent infringement are excluded from coverage under the Company's insurance policies. There can be no assurance that any future obligation to indemnify the Company's customers, will not have a material adverse effect on the Company's business, financial condition and results of operations.

13. SIGNIFICANT CUSTOMERS AND EXPORT SALES

        In fiscal 2003, four customers accounted for 26%, 20%, 17% and 15%, respectively, of net sales. In fiscal 2002, two customers accounted for 38% and 16%, respectively, of net sales. In fiscal 2001, four customers accounted for 26%, 21%, 15% and 14%, respectively, of net sales. Fiscal 2003 net sales to Japan, Taiwan, North America, and Europe totaled 43%, 39%, 16% and 2%, respectively, of net sales. Fiscal 2002 net sales to customers in Japan, Taiwan, Europe, and North America totaled 53%, 31%, 9% and 7%, respectively, of net sales. Fiscal 2001 net sales to customers in Taiwan, Japan, and North America totaled 42%, 34% and 24%, respectively, of net sales.

14. RELATED PARTY TRANSACTIONS

        The Company has current notes receivable from officers and employees of $1.2 million and $50 thousand as of January 31, 2003 and January 31, 2002, respectively. The Company has non-current notes receivable from officers and employees of $0.1 million and $1.3 million as of January 31, 2003 and January 31, 2002, respectively. The notes bear interest from 4.82% to 5.59%.

        A loan to an officer in the amount of $1.2 million (which was made in two equal parts in fiscal 2001 and fiscal 2002) is included in current employee notes receivable as of January 31, 2003 and in long-term employee notes receivable as of January 31, 2002. This loan contained provisions for forgiveness, based on a guaranteed gain agreement. Under the agreement, if the officer fails to realize a guaranteed minimum gain of $1.2 million on the 150,000 options granted in connection with his acceptance of employment, the Company is required to forgive a portion of the loan to compensate for the deficit, which is the difference between $1.2 million guaranteed gain and actual gain realized on the exercise of options. The Company recorded deferred compensation in the amount of the guaranteed $1.2 million gain, which was amortized over 24 months, beginning in the second quarter of fiscal 2001. In January 2003, the officer's options were fully vested, but the officer had not exercised his option to purchase any of the shares pursuant to the original agreement. The Company and the officer entered into a new agreement in order to cancel the option with respect to the first 150,000 shares of common stock vested under the original agreement and all obligations of the parties with respect thereto, including the guarantee. As consideration for the partial termination of the options and the guarantee, the Company was required to pay the officer $1.2 million, and the officer was required to repay the original note. In the first quarter of fiscal year 2004, the Company paid the officer the $1.2 million and the officer repaid the original notes and accrued interest in full, in accordance with the revised agreement.

        During fiscal 2002, the Board of Directors authorized the Company to release an officer from the collateral provisions associated with a note receivable. This note had initially been collateralized in 1996 in connection with the exercise of unvested NeoMagic common stock options. At the time of the authorized release of the collateral restrictions, the underlying shares had matured, i.e. vested. The release of the collateral provisions resulted in the reclassification of the related note from stockholders' notes receivable to an employee note receivable. The Board also authorized the Company to forgive the newly reclassified employee note receivable principal of $400 thousand and accrued interest of $117,600 between May 2001 and April 2002, based on continued employment. The loan forgiveness was recorded as compensation expense over the forgiveness period. The Company recorded compensation expense of $467,600 during fiscal 2002. At January 31, 2003, $50 thousand of the current employee notes receivable was outstanding, which was recorded as compensation expense in fiscal 2003.

        In September 2001, the Company provided a loan to an officer, in the aggregate principal amount of $100 thousand at an annual interest rate of 4.82% pursuant to a promissory note secured by a pledge of an aggregate of 240,000 shares of Common Stock. As of January 31, 2003, an aggregate amount of $106,828, which includes interest payable, remained outstanding on the promissory note. The note is due in September 2006.

15. SPECIAL CHARGE

        In January 2001, the Company extended its wafer supply agreement with Infineon Technologies AG of Germany ("Infineon") through fiscal 2004 to ensure future wafer supply for the Company's new product efforts. The terms of the agreement provided that NeoMagic would make use of Infineon's 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies. The agreement also provided for access to additional capacity and to more advanced process technologies to be developed by Infineon. NeoMagic provided $15.0 million in guarantees towards its wafer purchases over the term of the agreement. The amount of guarantee was included as restricted cash on the Consolidated Balance Sheet, as at January 31, 2002. Due to uncertainties over Infineon's continued eDRAM product development, the Company decided not to use Infineon's eDRAM technology for its future production. Based on negotiations between NeoMagic and Infineon on restructuring the wafer supply agreement with the intent to release NeoMagic from the related guarantee, the Company recorded $3.6 million in charges, which reflects the value of the final settlement in fiscal 2003. The $3.6 million charge is composed of a $1.5 million cash payment and the issuance of $2.1 million in common stock. These amounts are shown on the Consolidated Condensed Statements of Operations as a special charge for fiscal 2003. As a result of the settlement, $15.0 million of restricted cash was released and reclassified to cash and cash equivalents on the Consolidated Balance Sheet.

16. CASH FLOW STATEMENT

Years Ended, January 31	2003	2002	2001
(in thousands)
Supplemental schedules of cash flow information
Cash paid (received) during the year for:
Interest	$75	$12	$263
Taxes paid (refunded)	$(9,215)	$(5,698)	$—

        The Company issued common stock in fiscal 2003 of $2.1 million in connection with settlement of its wafer supply agreement with Infineon.

        During fiscal 2003, the Company entered into capital leases to finance software in the amount of $4.4 million, which is a non-cash financing and investing activity.

        The acquisition of LinkUp Systems Corporation in fiscal 2002, a non-cash financing and investing activity, was completed with the issuance of the Company's common stock of $5.0 million and the issuance of NeoMagic common stock options with a fair value of $3.9 million.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 28, 2003.

NEOMAGIC CORPORATION
By:	/s/ STEPHEN T. LANZA STEPHEN T. LANZA Senior Vice President, Operations and Business Development and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)

        Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated:

Name	Title	Date

/s/ PRAKASH AGARWAL Prakash Agarwal	President, Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2003
/s/ STEPHEN T. LANZA Stephen T. Lanza	Senior Vice President, Operations and Business Development and Chief Financial Officer (Principal Financial Officer) (Principal Accounting Officer)	April 28, 2003
/s/ BRIAN P. DOUGHERTY Brian P. Dougherty	Director	April 28, 2003
/s/ JIM LALLY Jim Lally	Director	April 28, 2003
/s/ ANIL GUPTA Anil Gupta	Director	April 28, 2003
/s/ PAUL RICHMAN Paul Richman	Director	April 28, 2003
/s/ CARL STORK Carl Stork	Director	April 28, 2003

NEOMAGIC CORPORATION

CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER

Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

        I, Prakash Agarwal, Chief Executive Officer of NeoMagic Corporation, certify that:

        1.    I have reviewed this annual report on Form 10-K of NeoMagic Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ PRAKASH AGARWAL Prakash Agarwal Chief Executive Officer

CERTIFICATION OF THE CHIEF FINANCIAL OFFICER

Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002

        I, Stephen T. Lanza, Chief Financial Officer of NeoMagic Corporation, certify that:

        1.    I have reviewed this annual report on Form 10-K of NeoMagic Corporation;

        2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

        3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

        4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

        5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

          a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

        6.    The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 28, 2003	/s/ STEPHEN T. LANZA Stephen T. Lanza Chief Financial Officer

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JANUARY 31, 2003, 2002, AND 2001
(In thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended January 31, 2001	$206	—	$59	$147
Year ended January 31, 2002	$147	—	$147	$—
Year ended January 31, 2003	$—	58	$—	$58

EXHIBIT INDEX

        The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(1)	Bylaws.
3.3	(9)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.1	(10)	Preferred Stock Rights Agreement filed December 23, 2002, between the Company and EquiServe Trust Company, N.A.
10.1	(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
10.2	(2)	Lease Agreement, dated as of October 9,1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.3	(1)	Amended and Restated 1993 Stock Plan and related agreements.
10.4	(2)	Amendment No. 1, dated as of October 15, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.5	(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.
10.6	(1)	1997 Employee Stock Purchase Plan, with exhibit.
10.7	(4)	1998 Nonstatutory Stock Option Plan.
10.8	(4)	Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation and Siemens Aktiengesellschaft Semiconductor Group, now Infineon Technologies AG.
10.9	(5)	General Amendment to the Wafer Supply Agreement with Product Sourcing Agreement, dated January 9, 2001, between NeoMagic International Corporation and Infineon Technologies AG.
10.10	(6)	Employment Offer Letter dated May 10, 2000, between the Company and Sanjay Adkar.
10.11	(6)	Employee Loan Agreement dated May 10, 2000, between the Company and Sanjay Adkar.
10.12	(6)	Security Agreement dated September 1, 2001, between the Company and Stephen Lanza.
10.13	(6)	Promissory Note dated September 1, 2001, between the Company and Stephen Lanza.
10.14	(7)	Full and Final Release dated September 9, 2002, from the Wafer Supply Agreement and the Product Sourcing Agreement between NeoMagic International Corporation and Infineon Technologies AG.
10.15	(8)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.16	(8)	Amendment No. 2, dated as of April 7, 2000, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.17	(8)	Amendment No. 3, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.18	Amendment No. 4, dated as of January 31, 2003, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
21.1	NeoMagic Subsidiaries.
23	Consent of Ernst & Young LLP, Independent Auditors.
99.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification by Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(8)
Incorporated by reference to the Company's Form 10-Q for the quarter ended October 31, 2002.

(9)
Incorporated by reference to the Company's Form 8-A filed December 23, 2002.

(10)
Incorporated by reference to the Company's Form 8-K filed December 23, 2002.

QuickLinks

NeoMagic Corporation FORM 10-K FOR THE FISCAL YEAR ENDED JANUARY 31, 2003 TABLE OF CONTENTS
FORWARD-LOOKING STATEMENTS
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  Item 14. DISCLOSURE CONTROLS AND PROCEDURES
PART IV
  Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
  (Item 15 (a))
REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS
NEOMAGIC CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS
NEOMAGIC CORPORATION CONSOLIDATED BALANCE SHEETS
NEOMAGIC CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS
NEOMAGIC CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
NEOMAGIC CORPORATION NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SIGNATURES
NEOMAGIC CORPORATION CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER
NEOMAGIC CORPORATION CERTIFICATION OF THE CHIEF FINANCIAL OFFICER
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS YEARS ENDED JANUARY 31, 2003, 2002, AND 2001 (In thousands)
EXHIBIT INDEX