Form 10-Q
period 2003-04-30
NEOMAGIC CORP
filed 2003-06-11
CIK 1030485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2003 OR

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

(408) 988- 7020
Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes   ☐   No   ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 30, 2003 was 30,277,155

NEOMAGIC CORPORATION

FORM 10-Q

Part I.  Financial Information

Item I.  Financial Statements

NEOMAGIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(In thousands, except per share data)	April 30, 2003	April 30, 2002
Net sales	$624	$362

Cost of sales (1)	588	585

Gross margin (loss)	36	(223)

Operating expenses:
Research and development (2)	5,019	6,974
Sales, general and administrative (3)	1,777	3,368
Special charges	—	1,400
Total operating expenses	6,796	11,742

Loss from operations	(6,760)	(11,965)

Other income (expense), net:
Income, net of expenses, from the sale of DVD assets	—	1,580
Interest income and other income	211	608
Interest expense	(87)	—

Loss before income taxes	(6,636)	(9,777)

Income tax benefit	—	(6,000)

Net loss	$(6,636)	$(3,777)

Basic net loss per share	$(.22)	$(.13)
Diluted net loss per share	$(.22)	$(.13)

Weighted average common shares outstanding	30,277	28,036
Weighted average common shares outstanding, assuming dilution	30,277	28,036

(1)                Includes $6 in amortization of deferred stock compensation for the three months ended April 30, 2003.

(2)                Includes $67 and $625 in amortization of deferred stock compensation for the three months ended April 30, 2003 and April 30, 2002, respectively.

(3)                Includes $35 and $613 in amortization of deferred stock compensation for the three months ended April 30, 2003 and April 30, 2002, respectively.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(Unaudited)

(In thousands)	April 30, 2003	January 31, 2003(1)
ASSETS
Current assets:
Cash and cash equivalents	$15,512	$37,428
Short-term investments	44,542	29,657
Accounts receivable, net	122	118
Inventory	759	535
Employee note receivable	—	1,200
Other current assets	1,304	1,210
Total current assets	62,239	70,148

Property, plant and equipment, net	5,193	5,840
Employee note receivable	100	100
Intangibles, net	4,196	4,349
Other assets	468	511

Total assets	$72,196	$80,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,408	$2,864
Compensation and related benefits	1,191	1,393
Income taxes payable	3,664	3,633
Current portion of capital lease obligations	1,602	1,363
Other accruals	1,016	1,287
Total current liabilities	9,881	10,540

Capital lease obligations	2,153	2,521

Commitments and contingencies

Stockholders’ equity:
Common stock	30	30
Additional paid-in-capital	88,661	89,237
Deferred compensation	(517)	(4)
Accumulated other comprehensive income	9	9
Accumulated deficit	(28,021)	(21,385)
Total stockholders’ equity	60,162	67,887

Total liabilities and stockholders’ equity	$72,196	$80,948

(1)                Derived from the January 31, 2003 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2003.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30,
(In thousands)	2003	2002

Operating activities:
Net loss	$(6,636)	$(3,777)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	905	900
Amortization of deferred compensation	108	1,238
Changes in operating assets and liabilities:
Accounts receivable	(4)	(66)
Inventory	(224)	11
Income tax receivable	—	(6,000)
Other current assets	(94)	(48)
Other assets	43	848
Accounts payable	(456)	187
Compensation and related benefits	(202)	171
Income taxes payable	31	(286)
Tax benefit from employee stock options	3	—
Other accruals	(271)	(374)
Net cash used in operating activities	(6,797)	(7,196)

Investing activities:
Net proceeds from the sale of DVD assets	—	1,580
Purchases of property, plant, equipment and intangibles	(105)	(143)
Purchases of short-term investments	(22,727)	(17,762)
Maturities of short-term investments	7,842	15,820
Net cash used in investing activities	(14,990)	(505)

Financing activities:
Payments on capital lease obligations	(129)	—
Net proceeds from issuance of common stock	—	62
Net cash provided by (used in) financing activities	(129)	62

Net decrease in cash and cash equivalents	(21,916)	(7,639)
Cash and cash equivalents at beginning of period	37,428	38,996
Cash and cash equivalents at end of period	$15,512	$31,357
Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$24	$—
Taxes	$6	$293

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

(Unaudited)

1.              Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries collectively (“NeoMagic” or the “Company”).  Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at April 30, 2003, and the operating results and cash flows for the three months ended April 30, 2003 and 2002.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2003, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended April 30, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004.

The first fiscal quarters of 2004 and 2003 ended on April 27, 2003 and April 28, 2002, respectively.  For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of April.

2.              Recently Issued Accounting Pronouncements

In November of 2002, the EITF reached a consensus on Issue No.  00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF Issue No. 00-21 will apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The Company is currently evaluating the effect that the adoption of EITF Issue No. 00-21 will have on its results of operations and financial condition.

In January of 2003, the FASB issued FIN No. 46,  “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company is currently evaluating the provisions of FIN No. 46 and does not believe that it will have a material effect on its results of operations and financial condition.

3.              Stock Compensation

In accordance with the intrinsic value method, the Company does not recognize compensation cost for stock options granted at fair market value.

In December of 2002, the Financial Accounting Standards Board issued SFAS No. 148, which amends SFAS No. 123, to provide alternative methods of transition for an entity that changes to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure provisions of SFAS No. 123 to require expanded and more prominent disclosure of the effects of an entity’s accounting policy with respect to stock-based employee compensation.

For purposes of pro forma disclosures, the estimated fair value of options is amortized to expense over the options’ vesting period, and the estimated fair value of purchases under the employee stock purchase plan is expensed in the year of purchase as well as the stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income (loss) if the fair value based method had been applied to all awards.

Pro forma information regarding net loss and loss per share has been determined as if the Company had accounted for its employee stock options and purchases under the employee stock purchase plan using the fair value method.  The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

In the three months ended April 30, 2003 and 2002, respectively, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

	Option Plans		Stock Purchase Plan
Three months ended April 30,	2003	2002	2003	2002
Risk-free interest rates	1.6%	4.5%	1.45%	2.2%
Volatility	.55	.48	.68	.73
Expected life of option in years	2.03	4.55	.49	.49

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable.  In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility.  Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of its employee stock options.

The Company’s pro forma information is as follows:

Three months ended April 30,	2003	2002
Net loss, as reported	$(6,636)	$(3,777)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	108	1,238
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(771)	(1,858)
Pro forma net loss	(7,299)	(4,397)
Reported basic and diluted loss per share	$(0.22)	$(0.13)
Pro forma basic and diluted loss per share	$(0.24)	$(0.16)

4.              Earnings (Loss) Per Share

The following data show the amounts used in computing earnings (loss) per share and the effect on the weighted-average number of shares of diluted potential common stock.

Per share information is as follows:

Three months ended April 30, (in thousands except per share data)	2003	2002
Numerator:
Net income (loss)	$(6,636)	$(3,777)

Denominator:
Denominator for basic and diluted loss per share - weighted-average shares	30,277	28,036

Basic and diluted loss per share	$(.22)	$(.13)

For the three months ended April 30, 2003 and 2002, respectively, basic earnings per share equals diluted earnings per share due to the net loss for the quarter.  During the three months ended April 30, 2003 and 2002, respectively, the Company excluded options to purchase 189,340 and 1,156,509 shares of common stock.

5.              Divestitures

In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of its DVD product group, primarily consisted of fixed assets and intangible assets to LSI Logic (“Buyer”).  The Company received $11.7 million in a lump-sum cash payment and an additional $3.1 million was contingent on the Company’s performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group that was transferred to the Buyer.  In addition, the Company incurred approximately $0.6 million in transaction costs, approximately $2.3 million in retention packages for the affected employees, and $0.3 million in additional costs during fiscal 2001. The Company received a $1.5 million cash payment which was previously contingent on the Company’s performance of certain obligations related to the transfer of licenses with third parties to the Buyer in fiscal 2001.   As a result, the Company recorded a pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the year ended January 31, 2001.  In the first quarter of fiscal 2003, the Company received the remaining contingent payment of $1.6 million upon completing the transfer of licenses with third parties to the Buyer, and recorded as the amount as a gain in the consolidated condensed statement of operations for the fiscal year ended January 31, 2003.

6.              Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method.  The Company writes down the inventory value for estimated excess and obsolete inventory, based on management’s assessment of future demand and market conditions.  If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required.

Inventory consists of: (in thousands)	April 30, 2003	January 31, 2003

Raw materials	$8	$117
Work in process	79	102
Finished goods	672	316
Total	$759	$535

7.              Accumulated Other Comprehensive Income

Total accumulated other comprehensive income was $9 thousand at April 30, 2003 and at January 31, 2003.  Accumulated other comprehensive income consists entirely of unrealized gains on available for sale securities.

8.              Intangible Assets

The following table provides a summary of the carrying amount of intangible assets that will continue to be amortized and excludes amounts originally allocated to an intangible asset representing the value of the assembled workforce:

Intangible assets subject to amortization were as follows  (in thousands):

April 30, 2003	Cost	Accumulated Amortization	Net

Licensed intellectual property	$3,274	$(78)	$3,196
Core technology	1,800	(800)	1,000
Patents	1,697	(1,697)	—
	$6,771	$(2,575)	$4,196

January 31, 2003	Cost	Accumulated Amortization	Net

Licensed intellectual property	$3,244	$(45)	$3,199
Core technology	1,800	(650)	1,150
Patents	1,697	(1,697)	—
	$6,741	$(2,392)	$4,349

Amortization expense for other intangible assets was $183 thousand and $563 thousand for the three months ended April 30, 2003 and 2002, respectively. Licensed intellectual property and core technology are amortized over three years.  Estimated annual amortization expense for other intangible assets is as follows as of April 30, 2003:

Fiscal years ending January 31, (in thousands)
2004	$1,189
2005	1,641
2006	1,047
2007	319
Total	$4,196

During the first quarter of fiscal 2003, the Company wrote-off licensed intangible properties with a net book value of $531 thousand relating to licensed intellectual property that will no longer be used.

9.              Obligations Under Capital Leases

In fiscal 2003, the Company entered into capital leases to finance software licenses used in the design of semiconductors. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized:

(in thousands)	April 30, 2003	January 31, 2003
Software under capital lease	$4,073	$4,073
Accumulated amortization	(720)	(381)
Net software under capital lease	$3,353	$3,692

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of April 30, 2003:

Fiscal year ending January 31, (in thousands)
2004	$1,487
2005	1,910
2006	829
Total minimum lease payments	4,226
Less: amount representing interest	(471)
Present value of net minimum lease payments	3,755
Less: current portion	(1,602)
Long-term portion	$2,153

10.       Contingencies

As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights.  In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc.  The suit alleges that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company.  In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit.  On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter.  In May 2003, the lower court ruled in favor of Trident. NeoMagic filed a notice of re-consideration with the court. Management believes the Company has valid defenses against Trident’s claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

11.       Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the first quarter of 2004 and 2003. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant as of and for the first quarter of 2004 and 2003.

Part I.  Financial Information

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements.  Such statements reflect management’s current intentions and expectations. Examples of such forward-looking statements include statements regarding future revenues, expenses, losses and cash flows, the launch of new products and research and development activities.  However, actual events and results could vary significantly based on a variety of factors including, but not limited to: customer acceptance of new NeoMagic products, the market acceptance of handheld system products developed and marketed by customers that use the Company’s products, the Company’s ability to execute product and technology development plans on schedule, and the Company’s ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment.  These factors along with those set forth below under “Factors that May Affect Results,” are subject to risks and uncertainties that could cause actual results to differ materially from those projected.  These forward-looking statements speak only as of the date hereof.  The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in the Company’s expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

Overview

NeoMagic designs, develops, manufactures and sells high performance applications processors for handheld systems that enable multimedia features and applications within a low-power, small form-factor system-on-chip (SOC).  In the past, the Company provided semiconductor solutions for the notebook PC multimedia accelerator marketplace.  In April 2000, the Company began to exit this market and is now focused solely on developing, manufacturing and selling applications processors and companion chips for the handheld systems market.  The Company is now generating revenues from this new product effort.  In fiscal 2004, the Company expects to see customers introducing new handheld systems that use the Company’s chips, primarily in Europe and Asia.  The Company also expects to launch an additional new member of its MiMagic™ family of applications processors in fiscal 2004.

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

NeoMagic introduced the MiMagic 5 Applications Processor (NMS9200) in November 2002, and began sampling the product in February 2003.  The Company expects to start revenue shipments in late fiscal 2004 with significant revenues not expected to be generated until fiscal 2005.

In November of 2002, the Company introduced a new technology platform, called Associative Processing Array (APA).  The APA architecture uses a massively parallel approach to processing information, which means that APA operates on data in parallel.  Existing solutions use a sequential processing flow that typically implies operation on each individual data element in sequence, making use of ever-faster clocks to gain performance. With its ability to handle large amounts of data simultaneously and at lower clock rates, the APA platform is targeted at multimedia data such as images, video and graphics.  The Company anticipates that it will introduce products based on the APA architecture in the first half of fiscal 2004.  These products are not expected to generate significant revenues during fiscal year 2004.

The Company’s fiscal year end is January 31.  Any references herein to a fiscal year refer to the year ended January 31 of such year.  The first fiscal quarters of 2004 and 2003 ended on April 27, 2003 and April 28, 2002, respectively.  For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of April.

Results of Operations

Critical Accounting Policies

NeoMagic’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to inventories, doubtful accounts, investments, intangible assets, income taxes, and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As a result of adopting Statement of Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” on February 1, 2002, the Company discontinued the amortization of goodwill. Instead, goodwill was reviewed for impairment upon adoption of SFAS 142 and again in the third quarter of fiscal 2002 because indicators of impairment were present.  In addition, on adoption of SFAS 142, the Company reclassified certain intangibles with net book value $0.4 million, consisting of assembled workforce and acquisition costs, which are no longer defined as an acquired intangible under SFAS 142, to goodwill.  Accordingly, there was no amortization of assembled workforce and acquisition costs recognized during fiscal 2003.

Upon adoption of SFAS 142, the Company was required to complete the two-step transitional goodwill impairment test. The Company completed step one of the transitional impairment test during the second quarter of fiscal 2003 and determined that there were indicators of impairment, as the carrying value of the reporting unit exceeded the fair value derived from the market capitalization model. The second step of the transitional impairment test to determine the amount of impairment was completed in the third quarter of fiscal 2003 by comparing fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Based on the results of the second transitional impairment test, the Company recorded a non-cash charge of $4.2 million, to reduce the carrying value of its goodwill, which was reflected as a cumulative effect of an accounting change in the fiscal 2003 consolidated statements of operations.

For goodwill, the annual impairment evaluation includes a comparison of the carrying value of the reporting unit  (including goodwill) to that reporting unit’s fair value.  If the reporting unit’s estimated fair value exceeds the reporting unit’s carrying value, no impairment of goodwill exists.  If the fair value of the reporting unit does not exceed the unit’s carrying value, then an additional analysis is performed to allocate the fair value of the reporting unit to all of the assets and liabilities of that unit as if that unit had been acquired in a business combination and the fair value of the unit was the purchase price.  If the excess of the fair value of the reporting unit over the fair value of the identifiable assets and liabilities is less than the carrying value of the unit’s goodwill, an impairment charge is recorded for the difference.

Similarly, the impairment evaluation for indefinite life intangible assets includes a comparison of the asset’s carrying value to the asset’s fair value. When the carrying value exceeds fair value an impairment charge is recorded for the amount of the difference.  An intangible asset is determined to have an indefinite useful life when there are no legal, regulatory, contractual, competitive, economic or any other factors that may limit the period over which the asset is expected to contribute directly or indirectly to the future cash flows of the Company.  For such assets, in each reporting period, the Company also evaluates whether events and circumstances continue to support the use of an indefinite useful life. If it is determined that the circumstances have changed and the intangible asset is determined to have a finite useful life, the asset will be amortized prospectively over the estimated remaining useful life and accounted for in the same manner as intangible assets that are subject to amortization.

Intangible assets are carried and reported at acquisition cost, net of accumulated amortization subsequent to acquisition. The acquisition cost is amortized over estimated useful lives, which range from 2 to 3 years. Changes in circumstances such as the passage of new laws or changes in regulations, technological advances, changes to the Company’s business model, or changes in the capital strategy could result in the actual useful lives differing from initial estimates.  In those cases where the Company determines that the useful life of a long-lived asset should be revised, the Company will depreciate the net book value in excess of the estimated residual value over its revised remaining useful life. Factors such as changes in the planned use of equipment, customer attrition, contractual amendments, or mandated regulatory requirements could result in shortened useful lives of intangible assets.

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

During the first quarter of fiscal 2003, the Company wrote-off licensed intangible properties with a net book value of $0.5 million relating to licensed intellectual property that will no longer be used.

During fiscal 2003, the Company also determined that certain intangible assets purchased as part of the LinkUp Systems Corporation acquisition completed in December 2001 were impaired and recorded a total impairment charge of $1,043 thousand.

Inventory Valuation

The Company’s inventory valuation policy stipulates that at the end of each reporting period we write-down or write-off our inventory for estimated obsolescence or unmarketable inventory. The amount of the write-down or write-off is equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon reasonable assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs or write-offs may be required. Additionally, as we introduce product enhancements and new products demand for our existing products in inventory may decrease. In the first quarter of fiscal 2001, consistent with this policy, we recorded a charge of $7.0 million for excess and obsolete write-downs related to restructuring the business.  In the future, we may find that similar assessments may warrant another write-down or write-off of inventory.

Revenue Recognition

The Company recognizes revenue from product sales when the products are shipped to customers; other than distributors, title has transferred, and no significant obligations remain. In addition, the Company requires the following: (i) execution of a written customer order, (ii) delivery of the product, (iii) fee is fixed or determinable, and (iv) collectibility of the proceeds is probable. The Company’s shipment terms are FOB shipping point.

With respect to products shipped to distributors, the Company generally defers recognition of product revenue until the distributors sell its products to their customers. On occasion, however, the Company will sell products with “End of Life” status to its distributors under special arrangements without any price protection or return privileges for which the Company recognizes revenue upon transfer of title, based on shipping terms.

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

Net Sales

Net sales were $624 thousand for the three months ended April 30, 2003, compared to $362 thousand for the three months ended April 30, 2002.  Net sales increased due to the Company’s shipments of its MiMagic 3 applications processor for the handheld systems market in the three months ended April 30, 2003.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 91% and 82% of net sales in the three months ended April 30, 2003 and 2002, respectively.  All sales transactions were denominated in United States dollars.

Four customers accounted for 35%, 24%, 18% and 11%, respectively, of net sales for the three months ended April 30, 2003.  Two customers accounted for 40% and 22% of net sales for the three months ended April 30, 2002.

Gross Margin (loss)

Gross margin (loss) was $36 thousand and $(223) thousand for the three months ended April 30, 2003 and 2002, respectively.  The increase in gross margin is due to increased sales covering fixed costs. In addition, in the first quarter of fiscal 2004 the Company reviewed the percentage of time spent by manufacturing employees between production and development and allocated $60 thousand of wage costs related to development efforts to research and development expenses.  The negative gross margin for the three months ended April 30, 2002 is due to under absorption of manufacturing overhead resulting from low production levels.

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photo mask costs and pre-production wafer costs.  Research and development expenses were $5.0 million and $7.0 million for the three months ended April 30, 2003 and 2002, respectively.  These expenses include amortization of deferred compensation of $0.1 million and $0.6 million for the three months ended April 30, 2003 and 2002, respectively.  The decrease is primarily related to lower amortization of deferred compensation, lower amortization of acquired and licensed intangibles, and lower mask expenses offset somewhat by increased consulting expenses. Included in the expenses for the three months ended April 30, 2002, were expenses of $0.6 million to write-off certain Licensed Intellectual Property. The Company has made, and intends to continue to make, significant investments in research and development as it focuses on developing products for the handheld systems market.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.8 million and $3.4 million for the three months ended April 30, 2003 and 2002, respectively.  These expenses include amortization of deferred compensation of $35 thousand and $600 thousand for the three months ended April 30, 2003 and 2002, respectively. Sales, general and administrative expenses decreased in absolute dollars primarily due to lower labor costs and lower amortization of deferred compensation.

Special Charges

In January 2001, the Company extended its wafer supply agreement with Infineon Technologies AG of Germany (“Infineon”) through fiscal 2004 to ensure future wafer supply for the Company’s new product efforts.  The terms of the agreement provided that NeoMagic would make use of Infineon’s 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies.  The agreement also provided for access to additional capacity and to more advanced process technologies to be developed by Infineon. NeoMagic provided $15.0 million in guarantees towards its wafer purchases over the term of the agreement.  The amount of guarantee was included as restricted cash on the Consolidated Balance Sheet, as of January 31, 2002. Due to uncertainties over Infineon’s continued eDRAM product development, the Company decided not to use Infineon’s eDRAM technology for its future production. Based on negotiations between NeoMagic and Infineon on restructuring the wafer supply agreement with the intent to release NeoMagic from the related guarantee, the Company recorded $3.6 million in charges, which reflects the value of the final settlement in fiscal 2003.  The $3.6 million charge is composed of a $1.5 million cash payment and the issuance of $2.1 million in common stock.  The Company booked $1.4 million of this charge in the first quarter of fiscal 2003 based on discussions with Infineon at that time.

Income Net of Expenses from Sale of DVD Assets

In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of its DVD product group, primarily consisted of fixed assets and intangible assets to LSI Logic (“Buyer”).  The Company received $11.7 million in a lump-sum cash payment and an additional $3.1 million was contingent on the Company’s performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group that was transferred to the Buyer.  In addition, the Company incurred approximately $0.6 million in transaction costs, approximately $2.3 million in retention packages for the affected employees, and $0.3 million in additional costs during fiscal 2001. The Company received a $1.5 million cash payment which was previously contingent on the Company’s performance of certain obligations related to the transfer of licenses with third parties to the Buyer in fiscal 2001.   As a result, the Company recorded a pre-tax gain of approximately $6.5 million on the sale, which is recorded in Income, net of expenses, from the sale of DVD assets on the Consolidated Condensed Statements of Operations for the year ended January 31, 2001.  In the first quarter of fiscal 2003, the Company received the remaining contingent payment of $1.6 million upon completing the transfer of licenses with third parties to the Buyer, and recorded as the amount as a gain in the consolidated condensed statement of operations for the fiscal year ended January 31, 2003.

Interest and Other Income

The Company earns interest on its cash and short-term investments.  Interest and other income was $0.2 million and $0.6 million for the three months ended April 30, 2003 and 2002, respectively.  This decrease primarily is due to significantly lower interest rates and lower average cash and short-term investment balances.

Interest Expense

Interest expense was $87 thousand and $0 in the first quarter of fiscal 2004 and 2003, respectively.  Interest expense for the first quarter of fiscal 2004 is due to new capital leases entered into in the latter half of fiscal 2003.

Income Taxes

The Company recorded a $6 million tax benefit for the three months ended April 30, 2002, primarily related to changes in the federal tax law.  The Job Creation and Worker Assistance Act of 2002 was enacted on March 9, 2002 and contained provisions extending the net loss carry-back period from three to five years.  This change permitted the Company to utilize net operating losses incurred in fiscal 2001 to recover taxes paid in prior periods. The $6 million benefit represents additional refunds that the Company claimed on the 2001 net operating loss carry-back due to the change in tax law.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased $7.0 million in the three months ended April 30, 2003 to $60.1 million from $67.1 million at January 31, 2003.

Cash and cash equivalents used in operating activities for the three months ended April 30, 2003 was $6.8 million, compared to $7.2 million of net cash used in operating activities for the three months ended April 30, 2002.  The cash used in operating activities stems primarily from a net loss of $6.6 million, increases in inventory and accounts receivable, as well as decreases in accounts payable, compensation and related benefits and in other accruals, partially offset by non-cash depreciation and amortization and deferred compensation amortization charges.

Net cash used in investing activities for the three months ended April 30, 2003 was $15.0 million, compared to $0.5 million of net cash used in investing activities for the three months ended April 30, 2002. Net cash used in investing activities related primarily to net purchases of short-term investments of $14.9 million and fixed asset purchases of $0.1 million.

Net cash used in financing activities was $129 thousand for the three months ended April 30, 2003, compared to $62 thousand of net cash provided by financing activities for the three months ended April 30, 2002. The net cash used in financing activities represents payments on capital lease obligations.

At April 30, 2003, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of $60.1 million.  The Company believes that it will not generate cash from operations during the next twelve months. The Company believes the current cash, cash equivalents and short-term investments will satisfy the Company’s projected working capital and capital expenditure requirements through the next twelve months. After this period, capital requirements will depend on many factors, including general economic conditions, the rate of net sales growth, the timing and extent of spending to support research and development programs, the timing of any new product introductions and enhancements to existing products, and market acceptance of the Company’s products.  To the extent that existing cash, cash equivalents and short-term investment balances and any cash from operations are insufficient to fund the Company’s future activities, the Company may need to raise additional equity or debt financing in the future.  There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

In May 1996, the Company moved its principal headquarters to a new facility in Santa Clara, California, under a non-cancelable operating lease that expired in April 2003. In January 1998, the Company entered into a second non-cancelable operating lease for the building adjacent to its principal headquarters.  This lease had a co-terminus provision with the original lease, which expired in April 2003.  In March 2002, the Company extended the term for 45,000 square feet under this lease for another seven years with a termination date of April 2010.  The Company leases offices in India and Israel under operating leases that expire at various times through December 2006.

The Company leases software licenses under capital leases. Refer to note 9 of the consolidated condensed financial statements for additional information.

The future minimum payments relating to the software leases and the facility leases are included in the contractual obligations table below.

Contractual Obligations

The following summarizes the Company’s contractual obligations at April 30, 2003, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2004	2005	2006	2007	2008	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$863	$1,131	$1,086	$1,113	$1,046	$2,450	$7,689
Capital leases	1,487	1,910	829	—	—	—	4,226

Total contractual cash obligations	$2,350	$3,041	$1,915	$1,113	$1,046	$2,450	$11,915

The Company has open and committed purchase orders as of April 30, 2003 of $645,000.

Factors that May Affect Results

We Expect to Continue to Incur Significant Losses in Fiscal 2004

The Company has been incurring substantial losses as it invests heavily in new product development in advance of achieving significant customer sales.  This is expected to continue in fiscal year 2004.  The Company’s ability to achieve cash flow breakeven is likely to depend on the success of its MiMagic 5, which has recently been released, and the success of other products and technology still in development and scheduled for release in the second half of fiscal year 2004.  However, even if the MiMagic 5 and subsequent products achieve widespread customer acceptance, the length of customer design-in cycles would preclude significant product shipments in fiscal 2004.  Accordingly, even if these new products are successful, the Company will incur significant additional losses in fiscal 2004.

Our Annual and Quarterly Performance May Fluctuate

The Company’s quarterly and annual results of operations are affected by a variety of factors that could materially adversely affect net sales, gross margin and operating results.  These factors include, among others, the ability of the Company to increase its customer base and its sales, the abilities of manufacturing subcontractors to make adequate and timely deliveries, access to advanced production process technologies from manufacturing subcontractors, recruiting and retaining employees including those with engineering expertise in new disciplines. In particular, the Company’s new product development efforts and customer engagements in System-on-Chip integration and supporting multimedia technologies such as MPEG-4 streaming video represent new endeavors and consequently carry greater risks of successful and timely execution. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profits.  Furthermore, the majority of the Company’s sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements, which increases the difficulty of forecasting sales.  The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results.  Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance.  In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.  In future quarters, the Company’s operating results may be below the expectations of public market analysts or investors.

Our Financial Results could be Affected by Changes in Accounting Rules

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires us to perform impairment analysis on our long-lived assets, other than goodwill, to be held and used, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss will be recognized if the carrying amount of a long-lived asset exceeds its fair value. SFAS 144 retains the fundamental provisions of SFAS 121 related to (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed of by sale. As SFAS 144 excludes goodwill, certain long-lived assets may be subject to impairment charges sooner than they would have been recorded under SFAS 121, which SFAS 144 replaces. During the third and fourth quarter of fiscal 2003, we recorded impairment charges of $873 thousand and $170 thousand, respectively, related to our long-lived assets as a result of our SFAS 144 analysis. If economic conditions in our industry continue to deteriorate and adversely affect our business, we could be required to record additional impairment charges related to our long-lived assets, which could have a material adverse effect on our results of operations and financial condition.

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense. We measure compensation expense for our employee stock plans under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, we provide pro forma disclosures of our operating results in our Notes to Consolidated Financial Statements as if the fair value method of accounting had been applied in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS 123, the charge would have been significant, totaling $5.6 million, $6.7 million and $6.3 million during fiscal 2003, 2002 and 2001, respectively. Currently, the U. S. Congress, the Securities and Exchange Commission and the Financial Accounting Standards Board are considering changes to accounting rules concerning the recognition of stock option compensation expense. If one or more of these proposals are implemented, we and other companies may be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by reducing our income or increasing our losses by an amount equal to such stock option charges.

We have a Limited Customer Base

Four customers accounted for 35%, 24%, 18%, and 11%, respectively of net sales in the three months ended April 30, 2003.  Two customers accounted for 40% and 22%, respectively, of net sales in the three months ended April 30, 2002.  The Company expects that a small number of customers will account for a substantial portion of its net sales for the foreseeable future.  Furthermore, the majority of the Company’s sales was historically made, and is expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements.  As a result, the Company’s business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company’s products, or by a decline in the number of handheld systems sold by a single customer.

We May Lose Our Customer Base

The Company’s products are designed to afford the handheld systems manufacturer significant advantages with respect to product performance, power consumption and size.  To the extent that other future developments in components or subassemblies incorporate one or more of the advantages offered by the Company’s products, the market demand for the Company’s products may be negatively impacted.

We Face Intense Competition in Our Markets

The market for applications processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices.  NeoMagic believes that the principal factors of competition in this market are imaging performance, price, features, power consumption, size and software support.  The ability of the Company to compete successfully in the applications processor market depends on a number of factors including, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ramp of production of the Company’s products for particular system manufacturers, customer demand and acceptance of more sophisticated multimedia functionality on handheld systems, end-user acceptance of the system manufacturers’ products, market acceptance of competitors’ products and general economic conditions.  The Company’s ability to compete in the future will also depend on its ability to identify and ensure compliance with evolving industry standards and market trends.  Unanticipated changes in market trends and industry standards could render the Company’s products incompatible with products developed by major hardware manufacturers and software developers. As a result, the Company could be required to invest significant time and resources to redesign its products or obtain license rights to technologies owned by third parties in order to ensure compliance with relevant industry standards and market trends.  There can be no assurance that the Company will be able to redesign its products or obtain the necessary third-party licenses within the appropriate window of market demand.  If the Company’s products are not in compliance with prevailing market trends and industry standards for a significant period of time, the Company could miss crucial OEM/ODM design cycles, which could result in a material adverse effect on the Company’s business, financial condition and results of operations.

NeoMagic competes with both domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products.  The Company’s principal competitors include Intel’s StrongARM and XScale product lines, ST Microsystem’s Nomadik line, certain of Samsung’s S3C chips and Texas Instruments’ OMAP product line, as well as a number of vertically integrated electronics firms who are developing their own solutions.  NeoMagic may also face increased competition from new entrants into the handheld systems semiconductor market including companies currently at developmental stages.  NeoMagic has significant intellectual properties and historically demonstrated expertise in SOC technology.  However, the inability of the Company to produce timely new products for its market could have a material adverse effect on the Company’s business, financial condition and operating results.

Some of the Company’s current and potential competitors operate their own manufacturing facilities.  Since the Company does not operate its own manufacturing facility and may from time-to-time make binding commitments to purchase products, it may not be able to reduce its costs and cycle time or adjust its production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on the Company’s results of operations.

Our Products May be Incompatible with Evolving Industry Standards and Market Trends

The Company’s ability to compete in the future will also depend on its ability to identify and ensure compliance with evolving industry standards and market trends.  Unanticipated changes in market trends and industry standards could render the Company’s products incompatible with products developed by major hardware manufacturers and software developers. As a result, the Company could be required to invest significant time and resources to redesign its products or obtain license rights to technologies owned by third parties in order to ensure compliance with relevant industry standards and market trends.  There can be no assurance that the Company will be able to redesign its products or obtain the necessary third-party licenses within the appropriate window of market demand.  If the Company’s products are not in compliance with prevailing market trends and industry standards for a significant period of time, the Company could miss crucial OEM design cycles, which could result in a material adverse effect on the Company’s business, financial condition and results of operations.

We Depend on New Product Development to Meet Rapid Market and Technological Change

The Company is now focused on providing high-performance semiconductor solutions for sale to original equipment manufacturers of handheld systems.  New product planning is primarily focused on Integrated System-on-Chip semiconductor products for handheld systems, and multimedia technologies for integration into such products, such as MPEG-4 video compression, image processing, graphics, and audio technologies.  The Company’s future business, financial condition and results of operations will depend to a significant extent on its ability to develop new products that address these market opportunities. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future.

The markets for handheld systems are emerging opportunities, characterized by rapidly changing infrastructure, evolving industry standards and uncertain average selling prices.  The Company must anticipate the features and functionality that consumers and infrastructure providers will demand, incorporate those features and functionality into products that meet the exacting design requirements of equipment manufacturers, price its products competitively and introduce the products to the market on a timely basis. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability to create or acquire intellectual property, the ability of strategic manufacturing partners to effectively design and implement the manufacture of new products, quality of new products, differentiation of new products from those of the Company’s competitors and market acceptance of the Company’s and its customers’ products. There can be no assurance that the products the Company expects to introduce will incorporate the features and functionality demanded by system manufacturers and consumers, will be successfully developed, or will be introduced within the appropriate window of market demand, nor can there be assurance that customers who utilize the Company’s semiconductor products will achieve the levels of market success with their own system products that they may project to the Company.

Because of the complexity of its products, the Company has experienced delays from time to time in completing development and introduction of new products. In addition, the Company is now beginning production and continuing the development of new products in markets in which the Company has little history.  In the event that there are delays in ramping production of current products, or in the completion of development of future products, including the products currently under development for introduction over the next 12 to 18 months, the Company’s potential future business, financial condition, and results of operations will be materially adversely affected.  In addition, the time required for competitors to develop and introduce competing products may be shorter, manufacturing yields may be better, and production costs may be lower than those experienced by the Company.

We Depend on Third-Party Manufacturers to Produce Our Products

The Company’s products require wafers manufactured with state-of-the-art fabrication equipment and techniques. The Company currently utilizes several foundries for wafer fabrication. The Company expects that, for the foreseeable future, some of its products will be manufactured by a single source.  Since, in the Company’s experience, the lead time needed to establish a strategic relationship with a new wafer fabrication partner is at least 12 months, and the estimated time for a foundry to switch to a new product line ranges from four to nine months, there may be no readily available alternative source of supply for specific products. A manufacturing disruption experienced by the Company’s manufacturing partners, the failure of the Company’s manufacturing partners to dedicate adequate resources to the production of the Company’s products, or the financial instability of the Company’s manufacturing partners would have a material adverse effect on the Company’s business, financial condition and results of operations.  Furthermore, in the event that the transition to the next generation of manufacturing technologies by the Company’s manufacturing partner is unsuccessful, the Company’s business, financial condition and results of operations would be materially and adversely affected.

There are many other risks associated with the Company’s dependence upon third-party manufacturers, including: reduced control over delivery schedules, quality, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on wafers supplied to the Company; and potential misappropriation of NeoMagic’s intellectual property.  The Company is dependent on its manufacturing partners to produce wafers with acceptable quality and manufacturing yields, deliver those wafers on a timely basis to the Company’s third party assembly subcontractors and to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company’s needs.  Although the Company’s products are designed using the process design rules of the particular manufacturer, there can be no assurance that the Company’s manufacturing partners will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost.  Additionally, there can be no assurance that the Company’s manufacturing partners will continue to devote adequate resources to the production of the Company’s products or continue to advance the process design technologies on which the manufacturing of the Company’s products are based.

We Rely on Third-Party Subcontractors to Assemble and Test Our Products

The Company’s products are assembled and tested by third-party subcontractors. The Company does not have long-term agreements with any of these subcontractors. Such assembly and testing is conducted on a purchase order basis.  As a result of its reliance on third-party subcontractors to assemble and test its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company’s products.  Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if the Company were required to find alternative subcontractors.  Any problems associated with the delivery, quality or cost of the assembly and test of the Company’s products could have a material adverse effect on the Company’s business, financial condition and results of operations.

We May Encounter Inventory Excess or Shortage

The Company has wafer supply relationships with several foundries to support the Company’s product efforts.  Normally, the Company places binding purchase orders two to three months prior to wafer shipment.  The Company orders wafers for deliveries in advance and with the additional time to assemble and test wafers, the Company can have orders for finished goods that will not be available for up to four months into the future. If the Company does not have sufficient demand for its products and cannot cancel its current and future commitments without material impact, the Company may experience excess inventory, which will result in a write-off affecting gross margin and results of operations.  If the Company cancels a purchase order, it must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date.  The Company must place purchase orders for wafers before it receives purchase orders from its own customers.  This limits the Company’s ability to react to fluctuations in demand for its products, which can be unexpected and dramatic, and from time-to-time will cause the Company to have an excess or shortage of wafers for a particular product.  As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by manufacturers, semiconductor companies such as the Company from time-to-time must take charges for excess inventory. The Company did in fact incur such charges in fiscal 2001 of $9.2 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on the Company’s financial condition and results of operations. Conversely, failure to order sufficient wafers would cause the Company to miss revenue opportunities and, if significant, could impact sales by the Company’s customers, which could adversely affect the Company’s customer relationships and thereby materially adversely affect the Company’s business, financial condition and results of operations.

Our Manufacturing Yields May Fluctuate

The fabrication of semiconductors is an extremely complex process, which typically includes hundreds of process steps.  Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, utilization of equipment with variations and numerous other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional.  Many of these problems are difficult to diagnose and time consuming or expensive to remedy.  As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer.  The Company often purchases wafers, not die, and pays an agreed upon price for wafers meeting certain acceptance criteria.  Accordingly, the Company bears the risk of the yield of good die from wafers purchased meeting the acceptance criteria. The Company experienced such yield problems in fiscal 2000, which materially adversely affected the Company’s net sales, gross margins and results of operations in fiscal 2000 and 2001.

Semiconductor manufacturing yields are a function of both product design, which is developed largely by the Company, and process technology, which is typically proprietary to the manufacturer.  Historically, the Company has experienced lower yields on new products.  Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used.  As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between the Company and the manufacturer.  This risk is compounded by the offshore location of the Company’s manufacturers, increasing the effort and time required identifying, communicating and resolving manufacturing yield problems.  As the Company’s relationships with new manufacturing partners develop, yields could be adversely affected due to difficulties associated with adopting the Company’s technology and product design to the proprietary process technology and design rules of each manufacturer.  Any significant decrease in manufacturing yields could result in an increase in the Company’s per unit product cost and could force the Company to allocate its available product supply among its customers, potentially adversely impacting customer relationships as well as revenues and gross margins.  There can be no assurance that the Company’s manufacturers will achieve or maintain acceptable manufacturing yields in the future.

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

The Company relies in part on patents to protect its intellectual property. As of April 30, 2003, the Company has been issued 66 patents, each covering certain aspects of the design and architecture of the Company’s products.  Additionally, the Company has numerous patent applications pending.  There can be no assurance that the Company’s pending patent applications, or any future applications will be approved.  Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company’s ability to do business.  In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company’s products or design around any patents that may be issued to the Company.

The Company also relies on a combination of mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property.  Despite these efforts, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to the Company’s trade secrets or intellectual property, or disclose such intellectual property or trade secrets, or that the Company can meaningfully protect its intellectual property.  A failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the Company’s business, financial condition and results of operations.

As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights.  In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc.  The suit alleges that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company.  In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit.  On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter.  In May 2003, the lower court ruled in favor of Trident. NeoMagic filed a notice of re-consideration with the court. Management believes the Company has valid defenses against Trident’s claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

Any patent litigation, whether or not determined in the Company’s favor or settled by the Company, would at a minimum be costly and could divert the efforts and attention of the Company’s management and technical personnel from productive tasks, which could have a material adverse effect on the Company’s business, financial condition and results of operations.  There can be no assurance that current or future infringement claims by third parties or claims for indemnification by other customers or end users of the Company’s products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect the Company’s business, financial condition and results of operations.  In the event of any adverse ruling in any such matter, the Company could be required to pay substantial damages, which could include treble damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes, or to obtain a license under the intellectual property rights of the third party claiming infringement.  There can be no assurance, however, that a license would be available on reasonable terms or at all.  Any limitations on the Company’s ability to market its products, or delays and costs associated with redesigning its products or payments of license fees to third parties, or any failure by the Company to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on the Company’s business, financial condition and results of operations.

We Depend on International Sales and Suppliers

Export sales have been a critical part of the Company’s business.  Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 91% and 82% of net sales in the three months ended April 30, 2003 and 2002, respectively.  The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales.  Letters of credit issued by customers have supported a portion of the Company’s international sales.  To date, the Company’s international sales have been denominated in United States dollars.  Increases in the value of the U.S. dollar relative to the local currency of the Company’s customers could make the Company’s products relatively more expensive than competitors’ products sold in the customer’s local currency.

International manufacturers have produced, and are expected to continue to produce for the foreseeable future, all of the Company’s wafers.  In addition, many of the assembly and test services used by the Company are procured from international sources.  Wafers are priced in U.S. dollars under the Company’s purchase orders with its manufacturing suppliers.

International sales and manufacturing operations are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences and export license requirements.  In addition, the Company is subject to the risks inherent in conducting business internationally including foreign government regulation, political and economic instability, and unexpected changes in diplomatic and trade relationships, and the possibility of reduced sales to our customers or interruption to our manufacturing processes, in Asia that may arise from the current Severe Acute Respiratory Syndrome (“SARS”) epidemic.  Moreover, the laws of certain foreign countries in which the Company’s products may be developed, manufactured or sold, may not protect the Company’s intellectual property rights to the same extent as do the laws of the United States, thus increasing the possibility of piracy of the Company’s products and intellectual property.  There can be no assurance that one or more of these risks will not have a material adverse effect on the Company’s business, financial condition and results of operations.

We May Need Additional Capital

The Company requires substantial working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures.  The Company believes that its existing capital resources will be sufficient to meet the Company’s capital requirements through the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital in the future.  The Company’s future capital requirements will depend on many factors, including the rate of net sales growth, timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing support activities, and timing and customer acceptance of new products. The Company may raise additional equity or debt financing in the future.  There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

We are Dependent on Qualified Personnel

The Company’s future success depends in part on the continued service of its key engineering, sales, marketing, manufacturing, finance and executive personnel, and its ability to identify, hire and retain additional personnel.  There is strong competition for qualified personnel in the semiconductor industry, and there can be no assurance that the Company will be able to continue to attract and retain qualified personnel necessary for the development of its business.  The Company has experienced the loss of certain key personnel and also reduced personnel in its restructuring.  If the Company’s headcount is not appropriate for its future direction and the Company fails to recruit key personnel critical to its future direction in a timely manner, it may have a material adverse effect on the Company’s business, financial condition and results of operations.

Our Stock Price May Be Volatile

The market price of the Company’s Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile.  The market has from time-to-time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies.  The market price of the Company’s Common Stock could be subject to significant fluctuations in response to various factors, including quarter-to-quarter variations in the Company’s anticipated or actual operating results, announcements of new products, technological innovations or setbacks by the Company or its competitors, general conditions in the semiconductor and PC industries, unanticipated shifts in the handheld systems market or industry standards, loss of key customers, changes in DRAM pricing, litigation commencement or developments, changes in or the failure by the Company to meet estimates of the Company’s performance by securities analysts, market conditions for high technology stocks in general, and other events or factors.  In future quarters, the Company’s operating results may be below the expectations of public market analysts or investors.  Since the Company’s decline in revenues, gross margins and operating results, the market price of the Common Stock has been and is expected to be for some time in the future, materially adversely affected.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s cash equivalents, short-term investments, and restricted cash are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of April 30, 2003, the Company’s cash equivalents, short-term investments, and restricted cash earned interest at an average rate of 1.5%.  Due to the short-term nature of the Company’s investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates.  Assuming a decline of 10% in the market interest rates at April 30, 2003, with consistent cash balances, interest income would be adversely affected by approximately $22,000 per quarter.  The Company does not use its investment portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

Currently all of the Company’s sales and substantially all of its expenses are denominated in U.S. dollars.  As a result, the Company has relatively little exposure to foreign currency exchange rate risk.  The Company does not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  However, in the event exposure to foreign currency risk increases, the Company may choose to hedge those exposures.

Item 4.   Disclosure Controls and Procedures

(a)  Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14(c) under the Securities Exchange Act of 1934 (“Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

(b) Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation. There were no significant deficiencies or material weaknesses, and therefore there were no corrective actions taken. However, the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there is no certainty that any design will succeed in achieving its stated goal under all potential future considerations, regardless of how remote.

Part II.  Other Information

Item 1.          Legal Proceedings

As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights.  In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc.  The suit alleges that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company.  In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit.  On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter.  In May 2003, the lower court ruled in favor of Trident. NeoMagic filed a notice of re-consideration with the court. Management believes the Company has valid defenses against Trident’s claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

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

(b)   Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ Stephen T. Lanza
STEPHEN T. LANZA
Chief Financial officer (Principal Financial and Accounting Officer)

June 11, 2003

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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003	/s/ Prakash Agarwal
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

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)   designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)  evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)  presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)   all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)   any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 11, 2003	/s/ Stephen T. Lanza
Stephen T. Lanza
Chief Financial Officer

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(1)	Bylaws.
3.3	(9)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.1	(10)	Preferred Stock Rights Agreement filed December 23, 2002, between the Company and EquiServe Trust Company, N.A.
10.1	(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
10.2	(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.3	(1)	Amended and Restated 1993 Stock Plan and related agreements.
10.4	(2)	Amendment No. 1, dated as of October 15, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.5	(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.
10.6	(1)	1997 Employee Stock Purchase Plan, with exhibit.
10.7	(4)	1998 Nonstatutory Stock Option Plan.
10.8	(4)	Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation and Siemens Aktiengesellschaft Semiconductor Group, now Infineon Technologies AG.
10.9	(5)	General Amendment to the Wafer Supply Agreement with Product Sourcing Agreement, dated January 9, 2001, between NeoMagic International Corporation and Infineon Technologies AG.
10.10	(6)	Employment Offer Letter dated May 10, 2000, between the Company and Sanjay Adkar.
10.11	(6)	Employee Loan Agreement dated May 10, 2000, between the Company and Sanjay Adkar.
10.12	(6)	Security Agreement dated September 1, 2001, between the Company and Stephen Lanza.
10.13	(6)	Promissory Note dated September 1, 2001, between the Company and Stephen Lanza.
10.14	(7)	Full and Final Release dated September 9, 2002, from the Wafer Supply Agreement and the Product Sourcing Agreement between NeoMagic International Corporation and Infineon Technologies AG.
10.15	(8)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.16	(8)	Amendment No. 2, dated as of April 7, 2000, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.17	(8)	Amendment No. 3, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.18	(11)	Amendment No. 4, dated as of January 31, 2003, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
99.1		Certification by Prakash Agarwal and Stephen T. Lanza pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)          Incorporated by reference to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)   Incorporated by reference to the Company’s Form 10-Q for the period ended October 31, 1997.

(3)   Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1998.

(4)   Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1999.

(5)   Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2001.

(6)   Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2002.

(7)   Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2002.

(8)   Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2002.

(9)   Incorporated by reference to the Company’s Form 8-A filed December 23, 2002.

(10)    Incorporated by reference to the Company’s Form 8-K filed December 23, 2002.

(11)    Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2003.