Form 10-Q
period 2003-07-31
NEOMAGIC CORP
filed 2003-09-10
CIK 1030485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2003 OR

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at July 31, 2003 was 30,611,371

Part I.  Financial Information

Item 1.  Financial Statements

NEOMAGIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2003	July 31, 2002	July 31, 2003	July 31, 2002
Net sales	$222	$494	$846	$856

Cost of sales (1)	419	720	1,007	1,305

Gross loss	(197)	(226)	(161)	(449)

Operating expenses:
Research and development (2)	4,490	5,495	9,509	12,469
Sales, general and administrative (3)	1,767	2,341	3,544	5,709
Special charges	—	2,200	—	3,600
Total operating expenses	6,257	10,036	13,053	21,778

Loss from operations	(6,454)	(10,262)	(13,214)	(22,227)

Other income (expense), net:
Income, net of expenses, from the sale of DVD assets	—	—	—	1,580
Interest income and other income	168	672	379	1,280
Interest expense	(73)	—	(160)	—

Loss before income taxes	(6,359)	(9,590)	(12,995)	(19,367)

Income tax expense (benefit)	6	(339)	6	(6,339)

Net loss	$(6,365)	$(9,251)	$(13,001)	$(13,028)

Basic and diluted net loss per share	$(0.21)	$(0.33)	$(0.43)	$(0.46)

Weighted average common shares outstanding for basic and diluted	30,457	28,167	30,367	28,102

(1)               Includes $9 and $0 in amortization of deferred stock compensation for the three months ended July 31, 2003 and 2002, respectively, and $15 and $0 for the six months ended July 31, 2003 and 2002, respectively.

(2)               Includes $90 and $137 in amortization of deferred stock compensation for the three months ended July 31, 2003 and 2002, respectively, and $157 and $762 for the six months ended July 31, 2003 and 2002, respectively.

(3)               Includes $52 and $150 in amortization of deferred stock compensation for the three months ended July 31, 2003 and 2002, respectively, and $87 and $763 for the six months ended July 31, 2003 and 2002, respectively.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS

(In thousands)

	July 31, 2003	January 31, 2003 (1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$12,599	$37,428
Short-term investments	38,680	29,657
Accounts receivable, net	164	118
Inventory	665	535
Employee note receivable	—	1,200
Other current assets	1,064	1,210
Total current assets	53,172	70,148

Property, plant and equipment, net	4,669	5,840
Long-term investments	2,168	—
Employee notes receivable	100	100
Intangibles, net	4,014	4,349
Other assets	425	511

Total assets	$64,548	$80,948

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,014	$2,864
Compensation and related benefits	1,188	1,393
Income taxes payable	3,650	3,633
Current portion of capital lease obligations	1,649	1,363
Other accruals	184	1,287
Total current liabilities	8,685	10,540

Capital lease obligations	1,603	2,521

Commitments and contingencies

Stockholders’ equity:
Common stock	31	30
Additional paid-in-capital	88,979	89,237
Deferred compensation	(356)	(4)
Accumulated other comprehensive income (loss)	(8)	9
Accumulated deficit	(34,386)	(21,385)
Total stockholders’ equity	54,260	67,887

Total liabilities and stockholders’ equity	$64,548	$80,948

(1)               Derived from the January 31, 2003 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2003.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31, 2003	July 31, 2002
Operating activities:
Net loss	$(13,001)	$(13,028)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,752	1,544
Loss on disposal of property, plant and equipment	3	—
Loss on restructuring of wafer purchase agreement	—	3,600
Income, from the sale of DVD assets	—	(1,580)
Amortization of deferred compensation	260	1,525
Changes in operating assets and liabilities:
Accounts receivable	(46)	(172)
Inventory	(130)	(176)
Income tax receivable	—	(6,273)
Other current assets	146	453
Restricted cash	—	15,000
Other assets	86	47
Accounts payable	(850)	234
Compensation and related benefits	(205)	476
Income taxes payable	17	(409)
Tax benefit from employee options	86	—
Other accruals	(1,103)	(514)
Net cash provided by (used in) operating activities	(12,985)	727

Investing activities:
Net proceeds from the sale of DVD assets	—	1,580
Purchases of property, plant, equipment and intangibles	(249)	(764)
Purchases of short-term investments	(38,114)	(25,987)
Maturities of short-term investments	26,906	32,350
Net cash provided by (used in) investing activities	(11,457)	7,179

Financing activities:
Payments on capital lease obligations	(632)	—
Net proceeds from issuance of common stock	245	488
Net cash provided by (used in) financing activities	(387)	488

Net increase (decrease) in cash and cash equivalents	(24,829)	8,394
Cash and cash equivalents at beginning of period	37,428	38,996
Cash and cash equivalents at end of period	$12,599	$47,390
Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$152	$—
Taxes	$46	$417

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.                   Basis of Presentation:

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries collectively (“NeoMagic” or the “Company”). All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at July 31, 2003, the operating results for the three and six months ended July 31, 2003 and 2002, and the cash flows for the six months ended July 31, 2003 and 2002.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2003, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and six months ended July 31, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004.

The second fiscal quarters of 2004 and 2003 ended on July 27, 2003 and July 28, 2002, respectively.  For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of July.

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

In January of 2003, the FASB issued FIN No. 46,  “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The Company has not yet determined what effect, if any, the adoption of FIN No. 46 will have on the Company’s financial position or results of operations.

3.                   Stock Compensation

On December 31, 2002, the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148).  SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.  SFAS 148 is effective for fiscal years ending after December 15, 2002, with earlier application permitted.

At July 31, 2003, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. The Company accounts for these plans under the intrinsic value method. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition method:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2003	2002	2003	2002
Net loss, as reported	$(6,365)	$(9,251)	$(13,001)	$(13,028)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	151	287	259	1,525
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(741)	(1,381)	(1,512)	(3,233)
Pro forma net loss	(6,955)	(10,345)	(14,254)	(14,736)
Reported basic and diluted loss per share	$(0.21)	$(0.33)	$(0.43)	$(0.46)
Pro forma basic and diluted loss per share	$(0.23)	$(0.37)	$(0.47)	$(0.52)

In the three and six months ended July 31, 2003 and 2002, respectively, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

	Option Plans				Stock Purchase Plan
	Three Month Ended July 31,		Six Months Ended July 31,		Three Months Ended July 31,		Six Months Ended July 31,
	2003	2002	2003	2002	2003	2002	2003	2002
Risk-free interest rates	2.9%	3.3%	1.8%	3.67%	1.3%	2.2%	1.3%	2.2%
Volatility	0.97	0.70	0.61	0.63	0.81	0.71	0.81	0.71
Expected life of option in years	5.0	4.14	2.44	4.27	0.50	0.49	0.50	0.49

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

4.                   Loss Per Share

The following data show the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

Per share information calculated on this basis is as follows:

	Three Months Ended July 31,		Six Months Ended July 31,
(in thousands, except per share amounts)	2003	2002	2003	2002
Numerator:

Net loss	$(6,365)	$(9,251)	$(13,001)	$(13,028)

Denominator:
Denominator for basic and diluted loss per share - weighted average shares outstanding	30,457	28,167	30,367	28,102

Basic and diluted loss per share	$(.21)	$(.33)	$(.43)	$(.46)

For the three months ended July 31, 2003 and July 31, 2002 and for the six months ended July 31, 2003 and July 31, 2002, respectively, basic earnings per share and diluted earnings per share are the same due to the net loss for those periods.  During the three months ended July 31, 2003 and 2002, respectively, the Company excluded options to purchase 581,764 and 1,100,939 shares of common stock.  During the six months ended July 31, 2003 and 2002, respectively, the Company excluded options to purchase 411,763 and 1,059,260 shares of common stock.

5.                   Divestitures

In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of its DVD product group, primarily consisting of fixed assets and intangible assets, to LSI Logic (“Buyer”).  The Company received $11.7 million in a lump-sum cash payment and an additional $3.1 million was contingent on the Company’s performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group that was transferred to the Buyer.  In addition, the Company incurred approximately $0.6 million in transaction costs, approximately $2.3 million in retention packages for the affected employees, and $0.3 million in additional costs during fiscal 2001. The Company received a $1.5 million cash payment which was previously contingent on the Company’s performance of certain obligations related to the transfer of licenses with third parties to the Buyer in fiscal 2001.   As a result, the Company recorded a pre-tax gain of approximately $6.5 million on the sale, which is recorded in income, net of expenses, from the sale of DVD assets on the consolidated condensed statements of operations for the year ended January 31, 2001.  In the first quarter of fiscal 2003, the Company received the remaining contingent payment of $1.6 million upon completing the transfer of licenses with third parties to the Buyer, and recorded as the amount as a gain in the consolidated condensed statement of operations for the fiscal year ended January 31, 2003.

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

Inventory consists of: (in thousands)	July 31, 2003	January 31, 2003

Raw materials	$109	$117
Work in process	3	102
Finished goods	553	316
Total	$665	$535

7.                   Accumulated Other Comprehensive Income

Total accumulated other comprehensive income (loss) was $(8) thousand at July 31, 2003 and $9 thousand at January 31, 2003.  Accumulated other comprehensive income (loss) consists entirely of unrealized gains (losses) on available for sale securities.

8.                   Intangible Assets

The following table provides a summary of the carrying amount of intangible assets that will continue to be amortized:

Intangible assets subject to amortization were as follows  (in thousands):

July 31, 2003	Cost	Accumulated Amortization	Net
Licensed intellectual property	$3,275	$(111)	$3,164
Core technology	1,800	(950)	850
	$5,075	$(1,061)	$4,014

January 31, 2003	Cost	Accumulated Amortization	Net
Licensed intellectual property	$3,244	$(45)	$3,199
Core technology	1,800	(650)	1,150
Patents	1,697	(1,697)	—
	$6,741	$(2,392)	$4,349

Amortization expense for other intangible assets was $183 thousand and $439 thousand for the three months ended July 31, 2003 and 2002, respectively. Amortization expense for other intangible assets was $366 thousand and $1,002 thousand for the six months ended July 31, 2003 and 2002, respectively.  Licensed intellectual property and core technology are amortized over three years.  Estimated annual amortization expense for other intangible assets is as follows as of July 31, 2003:

Fiscal years ending January 31, (in thousands)
2004	$846
2005	1,642
2006	1,047
2007	479
Total	$4,014

9.                   Obligations under Capital Leases

In fiscal 2003, the Company entered into capital leases to finance software licenses used in the design of semiconductors. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized:

(in thousands)	July 31, 2003	January 31, 2003
Software under capital lease	$4,073	$4,073
Accumulated amortization	(1,059)	(381)
Net software under capital lease	$3,013	$3,692

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of July 31, 2003:

Fiscal year ending January 31, (in thousands)
2004	$869
2005	1,910
2006	829
Total minimum lease payments	3,608
Less: amount representing interest	(356)
Present value of net minimum lease payments	3,252
Less: current portion	(1,649)
Long-term portion	$1,603

10.            Contingencies

As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights.  In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc.  The suit alleges that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company.  In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit.  On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter.  In May 2003, the lower court ruled in favor of Trident. NeoMagic has filed a notice of re-consideration with the court. Management believes the Company has valid defenses against Trident’s claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.  As the Company cannot reasonably estimate the outcome of the claim, no accrual has been recorded for the potential loss contingency relating to the Trident counter-suit.

11.            Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the six months period ended July 31, 2003 and 2002. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant as of and for the six months period ended July 31, 2003 and 2002.

Part I.              Financial Information

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements.  Such statements reflect management’s current intentions and expectations. Examples of such forward-looking statements include statements regarding future revenues, expenses, losses and cash flows, capital requirements, the launch of new products and research and development activities.  However, actual events and results could vary significantly based on a variety of factors including, but not limited to: customer acceptance of new NeoMagic products, the market acceptance of handheld system products developed and marketed by customers that use the Company’s products, the Company’s ability to execute product and technology development plans on schedule, and the Company’s ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment.  These factors along with those set forth below under “Factors that May Affect Results,” are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in the Company’s expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

Overview

NeoMagic designs, develops and sells high performance applications processors marketed under the MiMagic™ name.  The MiMagic family is designed to enable sophisticated multimedia functionality within a low-power, high performance system-on-chip (SOC).  The MiMagic Applications Processors are targeted at multimedia-enabled mobile phones and wireless personal digital assistants (PDAs).  In the past, the Company provided semiconductor solutions for the notebook PC multimedia accelerator marketplace.  In calendar 2000, the Company exited this market and is now focused solely on developing, manufacturing and selling applications processors for the handheld systems market.  The Company is now generating revenues from this product effort.  In the next few quarters, the Company expects customers to introduce new handheld systems that use the MiMagic chips.  The Company launched its newest product, the MiMagic 6, in June 2003.  The Company believes that the MiMagic 6 provides the highest multimedia processing performance among low power applications processors available today.

NeoMagic has established strategic relationships with third-party manufacturing partners to produce semiconductor products for the Company.  Pursuant to these strategic relationships, NeoMagic designs the overall product, including the logic and analog circuitry, and the manufacturing partners manufacture the wafers, perform testing and package the products.  NeoMagic has core competencies in integrating logic, analog and memory as well as developing graphics, video, 3D and other multimedia technologies.  By combining these core competencies with drivers, middleware, operating system software, and power management, NeoMagic develops solutions that facilitate the mobilization of multimedia applications.

NeoMagic introduced its first applications processor, the MiMagic 3 (NMS7210), in June 2002.  This product is currently shipping to customers with consumer electronic end markets that include mobile phones, video recorders and MP3 players.  The Company expects this product to continue shipping through calendar 2004.

NeoMagic introduced the MiMagic 5 Applications Processor (NMS9200) in November 2002, and began sampling the product in February 2003.  The Company expects to start revenue shipments in late fiscal 2004.

The MiMagic 6 Application Processor (NMS9600) was launched in June of 2003.  The MiMagic 6 is based on NeoMagic’s Associative Processor Array, or APA, which forms its multimedia engine.  Existing applications processor solutions use a sequential processing flow that typically operates on each individual data element in sequence, relying on ever-faster processor clock cycles to gain performance.  This requires large amounts of power and creates performance bottlenecks.  Conversely, APA merges processing and memory.  APA processes multiple bits of data in parallel, in a single clock cycle, thus boosting performance while using less power.  Because of this, the MiMagic 6 is able to perform an order of magnitude more operations per clock cycle than a conventional applications processor at the same power.  With that computational horsepower, the MiMagic 6 is able to provide value-add capabilities like zoom, low-light and bright-light adjustment and advanced 3-D gaming features, without adding transistors. With its ability to handle large amounts of data simultaneously and at lower clock rates, the APA platform is targeted at sophisticated multimedia data such as images, video and graphics. The Company expects to begin shipping product samples to our potential customers in late fiscal 2004.

The Company’s fiscal year end is January 31.  Any references herein to a fiscal year refer to the year ended January 31 of such year.  The second fiscal quarters of 2004 and 2003 ended on July 27, 2003 and July 28, 2002, respectively.  For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of July.

Results of Operations

Critical Accounting Policies

NeoMagic’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to goodwill, intangible assets, and long-lived assets, inventories, income taxes, and contingencies and litigation.   The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Goodwill, Intangible Assets and Long Lived Assets

NeoMagic has significant tangible and intangible assets on its balance sheet, including other purchased intangibles related to acquisitions.

In assessing the recoverability of intangible assets with indefinite lives, the Company must make assumptions about the estimated future cash flows and other factors to determine the fair value of these assets.  Assumptions about future revenue and cash flows require significant judgment because of the current state of the economy, the fluctuation of actual revenue, and the timing of expenses.

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

Upon adoption of SFAS 142, the Company was required to complete the two-step transitional goodwill impairment test. The Company completed step one of the transitional impairment test during the second quarter of fiscal 2003 and determined that there were indicators of impairment, as the carrying value of the reporting unit exceeded the fair value derived from the market capitalization model. The second step of the transitional impairment test to determine the amount of impairment was completed in the third quarter of fiscal 2003 by comparing fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Based on the results of the second transitional impairment test, the Company recorded a non-cash charge of $4.2 million, to reduce the carrying value of its goodwill to zero, which was reflected as a cumulative effect of an accounting change in the fiscal 2003 consolidated statements of operations.

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

During the third and fourth quarters of fiscal 2003, the Company also determined that certain intangible assets purchased as part of the LinkUp Systems Corporation acquisition completed in December 2001 were impaired and recorded a total impairment charge of $1.0 million.

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

With respect to products shipped to distributors, the Company generally defers recognition of product revenue until the distributors sell their products to their customers. On occasion, however, the Company will sell products with “End of Life” status to its distributors under special arrangements without any price protection or return privileges for which the Company recognizes revenue upon transfer of title, based on shipping terms.

At the end of each accounting period, the Company makes a determination of certain factors including sales returns and allowances, which could affect the amount of revenue recorded for the period. Sales returns provisions include considerations for known but unprocessed sales returns and estimation for unknown returns based on historical experiences.

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, the Company has fully reserved its deferred tax assets. In the event the Company was to determine that it would be able to realize its deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period when such determination was made. The Company has also provided reserves for certain potential tax liabilities. If such amounts ultimately prove to be unnecessary, the resulting reversal of such reserves would result in tax benefits being recorded in the period when the reserves are no longer deemed necessary.

Net Sales

Net sales were $222 thousand and $494 thousand for the three months ended July 31, 2003 and 2002, respectively, compared to $846 thousand and $856 thousand for the six months ended July 31, 2003 and 2002, respectively.  Net sales decreased in the three and six months ended July 31, 2003 due to customer delays in bringing their MiMagic 3 programs to commercial production.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 74% and 94% of net sales in the three months ended July 31, 2003 and 2002, respectively.  Sales to customers located outside the United States accounted for 87% and 89% of net sales in the six months ended July 31, 2003 and 2002, respectively. All sales transactions were denominated in United States dollars.

Four customers (three of which were distributors) accounted for 33%, 18%, 17% and 15% of net sales for the three months ended July 31, 2003.  Three customers (all of which were distributors) accounted for 46%, 27% and 16% of net sales for the three months ended July 31, 2002.  Four customers (all of which were distributors) accounted for 30%, 26%, 15% and 13% of net sales for the six months ended July 31, 2003.  Three customers (all of which were distributors) accounted for 28%, 26% and 25% of net sales for the six months ended July 31, 2002.

Gross Loss

Gross loss was $197 thousand and $226 thousand for the three months ended July 31, 2003 and 2002, respectively.  Gross loss was $161 thousand and $449 thousand in the six months ended July 31, 2003 and 2002, respectively.  The negative gross margins in the three and six month periods ended July 31, 2003 are due to under absorption of manufacturing overhead resulting from low production levels.  In addition, in the first quarter of fiscal 2004 the Company began reviewing the percentage of time spent by manufacturing employees between production and development. The Company allocated $51 thousand and $111 thousand of wage costs related to development efforts to research and development expenses in the three and six months ended July 31, 2003.  The Company amortized $112 thousand and $224 thousand, of developed technology in the three and six months ended July 31, 2002.  Developed technology was fully written off as of January 31, 2003.

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs.  Research and development expenses were $4.5 million and $5.5 million for the three months ended July 31, 2003 and 2002, respectively. Research and development expenses were $9.5 million and $12.5 million for the six months ended July 31, 2003 and 2002, respectively.  These expenses include amortization of deferred compensation of $0.1 million and $0.1 million for the three months ended July 31, 2003 and 2002, respectively, and $0.2 million and $0.8 million for the six months ended July 31, 2003 and 2002, respectively.  The decrease of $1.0 million for the three months ended July 31, 2003 is primarily related to lower labor costs, lower amortization of acquired and licensed intangibles, and lower software maintenance costs.  The decrease of $3.0 million for the six months ended July 31, 2003 is primarily related to lower labor costs, lower amortization of deferred compensation, lower amortization of acquired and licensed intangibles, lower software maintenance costs, and lower mask expenses offset somewhat by increased consulting expenses. Included in the expenses for the six months ended July 31, 2002, were expenses of $0.5 million to write off certain licensed intellectual property. The Company has made, and intends to continue to make, significant investments in research and development as it focuses on developing products for the handheld systems market.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.8 million and $2.3 million for the three months ended July 31, 2003 and 2002, respectively. Sales, general and administrative expenses were $3.5 million and $5.7 million for the six months ended July 31, 2003 and 2002, respectively. These expenses include amortization of deferred compensation of $0.1 million and $0.2 million for the three months ended July 31, 2003 and 2002, respectively, and $0.1 million and $0.8 million for the six months ended July 31, 2003 and 2002, respectively. Sales, general and administrative expenses decreased in absolute dollars for the three and six months ended July 31, 2003 primarily due to lower labor costs and lower amortization of deferred compensation.

Special Charges

In January 2001, the Company extended its wafer supply agreement with Infineon Technologies AG of Germany (“Infineon”) through fiscal 2004 to ensure future wafer supply for the Company’s new product efforts.  The terms of the agreement provided that NeoMagic would make use of Infineon’s 0.20 micron and 0.17 micron embedded DRAM (eDRAM) process technologies.  The agreement also provided for access to additional manufacturing capacity and to more advanced process technologies to be developed by Infineon. NeoMagic provided $15.0 million in guarantees towards its wafer purchases over the term of the agreement.  The amount of guarantee was included as restricted cash on the Company’s Consolidated Balance Sheet, as of January 31, 2002. Due to uncertainties over Infineon’s continued eDRAM product development, the Company decided not to use Infineon’s eDRAM technology for its future production. Based on negotiations between NeoMagic and Infineon on restructuring the wafer supply agreement with the intent to release NeoMagic from the related guarantee, the Company recorded $3.6 million in charges, which reflects the value of the final settlement in fiscal 2003.  The $3.6 million charge is composed of a $1.5 million cash payment and the issuance of $2.1 million in common stock.  The Company booked $1.4 million of this charge in the first quarter of fiscal 2003 based on discussions with Infineon at that time and booked $2.2 million in the second quarter of fiscal 2003 to reflect the final settlement.

Income Net of Expenses from Sale of DVD Assets

In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of its DVD product group, primarily consisting of fixed assets and intangible assets, to LSI Logic (“Buyer”).  The Company received $11.7 million in a lump-sum cash payment and an additional $3.1 million was contingent on the Company’s performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company wrote-off approximately $3.6 million in capitalized intellectual property, fixed assets and prepaid expenses related to the DVD product group that was transferred to the Buyer.  In addition, the Company incurred approximately $0.6 million in transaction costs, approximately $2.3 million in retention packages for the affected employees, and $0.3 million in additional costs during fiscal 2001. The Company received a $1.5 million cash payment which was previously contingent on the Company’s performance of certain obligations related to the transfer of licenses with third parties to the Buyer in fiscal 2001.   As a result, the Company recorded a pre-tax gain of approximately $6.5 million on the sale, which is recorded in income, net of expenses, from the sale of DVD assets on the consolidated condensed statements of operations for the year ended January 31, 2001.  In the first quarter of fiscal 2003, the Company received the remaining contingent payment of $1.6 million upon completing the transfer of licenses with third parties to the Buyer, and recorded the amount as a gain in the consolidated condensed statement of operations for the fiscal year ended January 31, 2003.

Interest and Other Income

The Company earns interest on its cash equivalents, short-term investments, and long-term investments.  Interest and other income was $0.2 million and  $0.7 million for the three months ended July 31, 2003 and 2002, respectively.  Interest and other income was $0.4 million and $1.3 million for the six months ended July 31, 2003 and 2002, respectively. The decrease for the three and six months ended July 31, 2003 in interest and other income is primarily due to significantly lower interest rates and to lower average cash, short-term investment and long-term investment balances.

Interest Expense

Interest expense was $73 thousand and  $0 for the three months ended July 31, 2003 and 2002, respectively. Interest expense was $160 thousand and $0 for the six months ended July 31, 2003 and 2002, respectively.  Interest expense for the three and six months ended July 31, 2003 is due to new capital leases entered into in the latter half of fiscal 2003.

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

Liquidity and Capital Resources

The Company’s cash, cash equivalents, short-term investments and long-term investments decreased $13.7 million in the six months ended July 31, 2003 to $53.4 million at July 31, 2003, from $67.1 million at January 31, 2003.

Cash and cash equivalents used in operating activities for the six months ended July 31, 2003 was $13.0 million, compared to $0.7 million of net cash provided by operating activities for the six months ended July 31, 2002.  The cash used in operating activities stems primarily from a net loss of $13.0 million, increases in inventory and accounts receivable, as well as decreases in accounts payable, compensation and related benefits and in other accruals, partially offset by non-cash depreciation and amortization and deferred compensation amortization charges.

Net cash used in investing activities for the six months ended July 31, 2003, was $11.5 million, compared to $7.2 million of net cash provided by investing activities for the six months ended July 31, 2002. Net cash used in investing activities related primarily to net purchases of short-term investments of $11.2 million and fixed asset purchases of $0.3 million.

Net cash used in financing activities was $0.4 million for the six months ended July 31, 2003, compared to $0.5 million of net cash provided by financing activities for the six months ended July 31, 2002. The net cash used in financing activities represents payments on capital lease obligations offset somewhat by proceeds from the issuance of common stock.

At July 31, 2003, the Company’s principal sources of liquidity included cash, cash equivalents, short-term investments, and long-term investments of $53.4 million.  The Company believes that it will not generate cash from operations during the next twelve months. The Company believes the current cash, cash equivalents and short-term investments will satisfy the Company’s projected working capital and capital expenditure requirements through the next twelve months. After this period, capital requirements will depend on many factors, including general economic conditions, the rate of net sales growth, the timing and extent of spending to support research and development programs, the timing of any new product introductions and enhancements to existing products, and market acceptance of the Company’s products.  To the extent that existing cash, cash equivalents and short-term investment balances and any cash from operations are insufficient to fund the Company’s future activities, the Company may need to raise additional equity or debt financing in the future.  There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

The following summarizes the Company’s contractual obligations at July 31, 2003, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2004	2005	2006	2007	2008	Thereafter	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$578	$1,137	$1,089	$1,116	$1,046	$2,450	$7,416
Capital leases	869	1,910	829	—	—	—	3,608
Non-cancelable purchase orders	545	—	—	—	—	—	545

Total contractual cash obligations	$1,992	$3,047	$1,918	$1,116	$1,046	$2,450	$11,569

As described in note 11, the warranty liabilities are not material as of July 31, 2003.

Factors that May Affect Future Results

We Expect to Continue to Incur Significant Losses in Fiscal 2004

The Company has been incurring substantial losses as it invests heavily in new product development in advance of achieving significant customer sales.  This is expected to continue in fiscal year 2004.  The Company’s ability to achieve cash flow breakeven is likely to depend on the success of its MiMagic 5 and its MiMagic 6, which has recently been announced.  However, even if the MiMagic 5 and subsequent products achieve widespread customer acceptance, the length of customer design-in cycles would preclude significant product shipments in fiscal 2004.  Accordingly, even if these new products are successful, the Company will incur significant additional losses in fiscal 2004.

Our Annual and Quarterly Performance May Fluctuate

The Company’s quarterly and annual results of operations are affected by a variety of factors that could materially adversely affect net sales, gross margin and operating results.  These factors include, among others, the ability of the Company to increase its customer base and its sales, the abilities of manufacturing subcontractors to make adequate and timely deliveries, access to advanced production process technologies from manufacturing subcontractors, and recruiting and retaining employees including those with engineering expertise in new disciplines. In particular, the Company’s new product development efforts and customer engagements in System-on-Chip integration and supporting multimedia technologies such as MPEG-4 streaming video represent new endeavors and consequently carry greater risks of successful and timely execution. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profits.  Furthermore, the majority of the Company’s sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements, which increases the difficulty of forecasting sales.  The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results.  Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance.  In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year.  In future quarters, the Company’s operating results may be below the expectations of public market analysts or investors.

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

We have a Limited Customer Base

Four customers accounted for 33%, 18%, 17% and 15% of net sales for the three months ended July 31, 2003.  Three customers accounted for 46%, 27% and 16% of net sales for the three months ended July 31, 2002.  Four customers accounted for 30%, 26%, 15% and 13% of net sales for the six months ended July 31, 2003.  Three customers accounted for 28%, 26%, and 25% of net sales for the six months ended July 31, 2002.  The Company expects that a small number of customers will account for a substantial portion of its net sales for the foreseeable future.  Furthermore, the majority of the Company’s sales was historically made, and is expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements.  As a result, the Company’s business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company’s products, or by a decline in the number of handheld systems sold by a single customer.

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

NeoMagic competes with both domestic and international companies, most of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products.  The Company’s principal competitors include Intel’s StrongARM and XScale product lines, ST Microsystem’s Nomadik line, certain of Samsung’s S3C chips, Nvidia’s Katana line and Texas Instruments’ OMAP product line, as well as a number of vertically integrated electronics firms who are developing their own solutions.  NeoMagic may also face increased competition from new entrants into the handheld systems semiconductor market including companies currently at developmental stages.

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

We Depend on New Product Development to Meet Rapid Market and Technological Change

The Company is focused on providing high-performance semiconductor solutions for sale to original equipment manufacturers of handheld systems.  New product planning is primarily focused on Integrated System-on-Chip semiconductor products for handheld systems, and multimedia technologies for integration into such products, such as MPEG-4 video compression, image processing, graphics, and audio technologies.  The Company’s future business, financial condition and results of operations will depend to a significant extent on its ability to develop new products that address these market opportunities. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future.

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

Because of the complexity of its products, the Company has experienced delays from time to time in completing development and introduction of new products. In addition, the Company is now beginning production and continuing the development of new products in markets in which the Company has little history.  In the event that there are delays in production of current products, or in the completion of development of future products, including the products currently under development for introduction over the next 12 to 18 months, the Company’s potential future business, financial condition, and results of operations will be materially adversely affected.  In addition, the time required for competitors to develop and introduce competing products may be shorter, manufacturing yields may be better, and production costs may be lower than those experienced by the Company.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

The Company relies in part on patents to protect its intellectual property. As of July 31, 2003, the Company has been issued 68 patents, each covering certain aspects of the design and architecture of the Company’s products.  Additionally, the Company has numerous patent applications pending.  There can be no assurance that the Company’s pending patent applications, or any future applications will be approved.  Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company’s ability to do business.  In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company’s products or design around any patents that may be issued to the Company.

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

As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights.  In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc.  The suit alleges that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company.  In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit.  On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter.  In May 2003, the lower court ruled in favor of Trident. NeoMagic has filed a notice of re-consideration with the court. Management believes the Company has valid defenses against Trident’s claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

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

We Depend on International Sales and Suppliers

Export sales have been a critical part of the Company’s business.  Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 74% and 94% of net sales in the three months ended July 31, 2003 and 2002, respectively.  Export sales accounted for 87% and 89% of net sales in the six months ended July 31, 2003 and 2002, respectively.  The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales.  Letters of credit issued by customers have supported a portion of the Company’s international sales.  To date, the Company’s international sales have been denominated in United States dollars.  Increases in the value of the U.S. dollar relative to the local currency of the Company’s customers could make the Company’s products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s cash equivalents, short-term investments, and long-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of July 31, 2003, the Company’s cash equivalents, short-term investments, and long-term investments earned interest at an average rate of 1.3%.  Due to the short-term nature of the Company’s investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates.  Assuming a decline of 10% in the market interest rates at July 31, 2003, with consistent cash balances, interest income would be adversely affected by approximately $18,000 per quarter.  The Company does not use its investment portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

Currently all of the Company’s sales and the majority of its expenses are denominated in U.S. dollars.  As a result, the Company has relatively little exposure to foreign currency exchange rate risk.  The Company does not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes.  However, in the event exposure to foreign currency risk increases, the Company may choose to hedge those exposures.

Item 4.    Disclosure Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report.  Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.   Other Information

Item 1.   Legal Proceedings

As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights.  In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc.  The suit alleges that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company.  In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit.  On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter.  In May 2003, the lower court ruled in favor of Trident. NeoMagic has filed a notice of re-consideration with the court. Management believes the Company has valid defenses against Trident’s claims. There can be no assurance as to the results of the patent infringement suit and the counter-suit for antitrust filed by Trident.

Item 2.   Changes in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders was held on July 3, 2003. Of the 30,301,855 shares outstanding as of May 16, 2003 (the record date), 22,824,292 shares (75%) were present or represented by proxy at the meeting.  The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

1)                    Election of Directors

	Votes For	Withheld
Prakash C. Agarwal	21,150,342	1,673,949
Brian P. Dougherty	21,165,716	1,658,575
James Lally	21,077,966	1,746,325
Paul Richman	19,279,818	3,544,473
Anil Gupta	21,079,106	1,745,185
Carl Stork	21,180,276	1,644,015
Vinit Sethi	20,088,042	2,736,249

2)                    Proposal to amend the 1997 Employee Stock Purchase Plan to provide for an increase in the number of shares of Common Stock available for issuance under the Plan by 700,000 shares.

Votes For	Against	Abstain	Broker non-votes
21,735,889	1,049,176	39,226	1

3)                    Proposal to approve the 2003 Stock Plan.

Votes For	Against	Abstain	Broker non-votes
18,461,702	4,323,739	38,851	0

4)                    Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending January 31, 2004.

Votes For	Against	Abstain	Broker non-votes
22,372,408	409,911	41,973	0

5)                    In their discretion the proxies are authorized to vote upon such other matter or matters which may properly come before the meeting or any adjournment or adjournments thereof.

Votes For	Against	Abstain	Broker non-votes
18,673,982	3,966,071	184,237	2

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)          Exhibits

The exhibits listed in the accompanying Exhibit Index on page 31 are filed or incorporated by reference as part of this Report on Form 10-Q.

(b)         Reports on Form 8-K

On May 15, 2003, the Company filed a report on Form 8-K reporting the financial results for the quarter ending April 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ Stephen T. Lanza

STEPHEN T. LANZA

Chief Financial Officer

(Principal Financial and Accounting Officer)

September 10, 2003

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number		Description

3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(1)	Bylaws.
3.3	(9)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.1	(10)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.
10.1	(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
10.2	(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.3	(1)	Amended and Restated 1993 Stock Plan and related agreements.
10.4	(2)	Amendment No. 1, dated as of October 15, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.5	(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.
10.6	(1)	1997 Employee Stock Purchase Plan, with exhibit.
10.7	(4)	1998 Nonstatutory Stock Option Plan.
10.8	(4)	Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation and Siemens Aktiengesellschaft Semiconductor Group, now Infineon Technologies AG.
10.9	(5)	General Amendment to the Wafer Supply Agreement with Product Sourcing Agreement, dated January 9, 2001, between NeoMagic International Corporation and Infineon Technologies AG.
10.10	(6)	Employment Offer Letter dated May 10, 2000, between the Company and Sanjay Adkar.
10.11	(6)	Employee Loan Agreement dated May 10, 2000, between the Company and Sanjay Adkar.
10.12	(6)	Security Agreement dated September 1, 2001, between the Company and Stephen Lanza.
10.13	(6)	Promissory Note dated September 1, 2001, between the Company and Stephen Lanza.
10.14	(7)	Full and Final Release dated September 9, 2002, from the Wafer Supply Agreement and the Product Sourcing Agreement between NeoMagic International Corporation and Infineon Technologies AG.
10.15	(8)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.16	(8)	Amendment No. 2, dated as of April 7, 2000, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.17	(8)	Amendment No. 3, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.18	(11)	Amendment No. 4, dated as of January 31, 2003, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2003.
31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated August 15, 2003.
32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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