Form 10-Q
period 2003-10-31
NEOMAGIC CORP
filed 2003-12-10
CIK 1030485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 31, 2003 OR

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at October 31, 2003 was 31,429,036

NEOMAGIC CORPORATION

FORM 10-Q

Part I.  Financial Information

Item 1.  Financial Statements

NEOMAGIC CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2003	October 31, 2002	October 31, 2003	October 31, 2002
Net sales	$486	$655	$1,332	$1,511

Cost of product sales (1)	623	780	1,630	2,085
Impairment of certain acquired intangible assets	—	367	—	367
Total	623	1,147	1,630	2,452

Gross loss	(137)	(492)	(298)	(941)

Operating expenses:
Research and development (2)	5,340	5,662	14,849	18,131
Sales, general and administrative (3)	1,835	2,127	5,379	7,836
Impairment of certain acquired intangible assets	—	506	—	506
Special Charges	—	—	—	3,600
Total operating expenses	7,175	8,295	20,228	30,073

Loss from operations	(7,312)	(8,787)	(20,526)	(31,014)

Other income (expense), net:
Income from the sale of DVD assets	—	—	—	1,580
Interest income	148	300	570	1,325
Other income (expense)	215	(23)	172	232
Interest expense	(66)	—	(226)	—

Loss before income tax benefit and cumulative effect of change in accounting principle	(7,015)	(8,510)	(20,010)	(27,877)
Income tax expense (benefit)	33	—	39	(6,339)
Loss before cumulative effect of change in accounting principle	(7,048)	(8,510)	(20,049)	(21,538)
Cumulative effect of change in accounting principle	—	(4,175)	—	(4,175)

Net loss	$(7,048)	$(12,685)	$(20,049)	$(25,713)

Basic and diluted net loss per share	$(0.23)	$(0.44)	$(0.66)	$(0.90)

Weighted average common shares outstanding for basic and diluted	30,759	29,157	30,498	28,453

(1)                                  Includes $11 and $0 in amortization of deferred stock compensation for the three months ended October 31, 2003 and 2002, respectively, and $26 and $0 for the nine months ended October 31, 2003 and 2002, respectively

(2)                                  Includes $128 and $101 in amortization of deferred stock compensation for the three months ended October 31, 2003 and 2002, respectively, and $285 and $863 for the nine months ended October 31, 2003 and 2002, respectively.

(3)                                  Includes $104 and $143 in amortization of deferred stock compensation for the three months ended October 31, 2003 and 2002, respectively, and $191 and $906  for the nine months ended October 31, 2003 and 2002, respectively.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
(In thousands)

	October 31, 2003	January 31, 2003 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,641	$37,428
Short-term investments	38,910	29,657
Accounts receivable, net	197	118
Inventory	284	535
Employee note receivable	—	1,200
Other current assets	932	1,210
Total current assets	49,964	70,148

Property, plant and equipment, net	4,170	5,840
Employee notes receivable	32	100
Intangibles, net	3,591	4,349
Other assets	382	511

Total assets	$58,139	$80,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,908	$2,864
Compensation and related benefits	1,433	1,393
Income taxes payable	3,675	3,633
Current portion of capital lease obligations	1,475	1,363
Other accruals	319	1,287
Total current liabilities	8,810	10,540

Capital lease obligations	1,603	2,521

Commitments and contingencies

Stockholders’ equity:
Common stock	31	30
Additional paid-in-capital	89,373	89,237
Deferred compensation	(220)	(4)
Accumulated other comprehensive income (loss)	(24)	9
Accumulated deficit	(41,434)	(21,385)
Total stockholders’ equity	47,726	67,887

Total liabilities and stockholders’ equity	$58,139	$80,948

(1)                                  Derived from the January 31, 2003 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2003.

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In thousands)

(Unaudited)

	Nine Months Ended
	October 31, 2003	October 31, 2002
Operating activities:
Net loss	$(20,049)	$(25,713)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,850	2,206
Loss on disposal of property, plant and equipment	3	2
Loss on restructuring of wafer purchase agreement	—	3,600
Income from the sale of DVD assets	—	(1,580)
Amortization of deferred compensation	502	1,771
Impairment of acquired intangible assets and goodwill	—	5,048
Changes in operating assets and liabilities:
Accounts receivable	35	(310)
Inventory	251	(648)
Income tax receivable	—	3,295
Other current assets	406	(187)
Restricted cash	—	15,000
Other assets	69	(457)
Accounts payable	(956)	22
Compensation and related benefits	40	194
Income taxes payable	42	(412)
Tax benefit from employee stock options	355	—
Other accruals	(1,082)	(807)
Net cash provided by (used in) operating activities	(17,534)	1, 024

Investing activities:
Net proceeds from the sale of DVD assets	—	1,580
Purchases of property, plant, equipment and intangibles	(425)	(702)
Purchases of short-term investments	(52,357)	(41,191)
Maturities of short-term investments	43,071	44,713
Net cash provided by (used in) investing activities	(9,711)	4,400

Financing activities:
Payments on capital lease obligations	(806)	—
Net proceeds from issuance of common stock	264	492
Net cash provided by (used in) financing activities	(542)	492

Net increase (decrease) in cash and cash equivalents	(27,787)	5,916
Cash and cash equivalents at beginning of period	37,428	38,996
Cash and cash equivalents at end of period	$9,641	$44,912

Supplemental schedules of cash flow information:
Cash paid (received) during the period for:
Interest	$152	$—
Taxes	$55	$(9,568)
Supplemental disclosure of non-cash financing activities:
Issuance of common stock in connection with restructuring of wafer purchasing agreement	$—	$2,100

See accompanying notes to consolidated condensed financial statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.     Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively “NeoMagic” or the “Company”).  Certain information and Note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations.  In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at October 31, 2003, the operating results for the three and nine months ended October 31, 2003 and 2002, and the cash flows for the nine months ended October 31, 2003 and 2002.  These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2003, included in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and nine months ended October 31, 2003 are not necessarily indicative of the results that may be expected for the year ending January 31, 2004.

The third fiscal quarters of 2003 and 2002 ended on October 26, 2003 and October 27, 2002, respectively.  For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of October.

2.     Recent Accounting Pronouncements

In November of 2002, the EITF reached a consensus on Issue No.  00-21, “Revenue Arrangements with Multiple Deliverables.” EITF Issue No. 00-21 provides guidance on how to account for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets.  The provisions of EITF Issue No. 00-21 apply to revenue arrangements entered into in fiscal periods beginning after June 15, 2003.  The adoption of EITF Issue No. 00-21 did not have a material effect on the Company’s financial position or results of operations.

In January of 2003, the FASB issued FIN No. 46,  “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. The Company believes the adoption of FIN No. 46 will not have a material effect on the Company’s financial position or results of operations.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” which amends and clarifies accounting for derivative instruments and hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 149).  SFAS 149 provides guidance relating to decisions made (a) as part of the Derivatives Implementation Group process, (b) in connection with other FASB projects dealing with financial instruments and (c) regarding implementation issues raised in the application of the definition of a derivative and the characteristics of a derivative that contains financing components.  SFAS 149 is effective for contracts entered into or modified and for hedging relationships designated after June 30, 2003.  The adoption of SFAS 149 did not have a material impact on the Company’s financial condition or results of operations.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150) which requires freestanding financial instruments such as mandatorily redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements.  The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003.  The adoption of SFAS 150 did not have a material impact on the Company’s financial condition or results of operations.

3.     Stock Compensation

During the first quarter of fiscal 2004, the Company adopted the provisions of the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS 148).  SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation.  In addition, SFAS 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

At October 31, 2003, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. The Company accounts for these plans under the intrinsic value method. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition method:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2003	2002	2003	2002
Net loss, as reported	$(7,048)	$(12,685)	$(20,049)	$(25,713)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	202	244	461	1,769
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(870)	(1,284)	(2,381)	(4,496)
Pro forma net loss	$(7,716)	$(13,725)	$(21,969)	$(28,440)
Reported basic and diluted loss per share	$(0.23)	$(0.44)	$(0.66)	$(0.90)
Pro forma basic and diluted loss per share	$(0.25)	$(0.47)	$(0.72)	$(1.00)

In the three and nine months ended October 31, 2003 and 2002, respectively, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

	Option Plans				Stock Purchase Plan
	Three Month Ended October 31,		Nine Months Ended October 31,		Three Months Ended October 31,		Nine Months Ended October 31,
	2003	2002	2003	2002	2003	2002	2003	2002
Risk-free interest rates	2.7%	2.95%	1.99%	3.64%	1.1%	2.2%	1.3%	2.2%
Volatility	0.93	0.74	0.67	0.64	0.97	0.68	0.81	0.71
Expected life of option in years	4.28	5.0	2.80	4.30	0.51	0.49	0.50	0.49

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

Per share information calculated on this basis is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2003	2002	2003	2002
Numerator:
Loss from continuing operations	$(7,048)	$(8,510)	$(20,049)	$(21,538)
Cumulative effect of an accounting change	—	(4,175)	—	(4,175)

Net loss	$(7,048)	$(12,685)	$(20,049)	$(25,713)

Denominator:
Denominator for basic and diluted loss per share - weighted-average shares outstanding	30,759	29,157	30,498	28,453

Loss per share from continuing operations	$(.23)	$(.29)	$(.66)	$(.75)
Cumulative effect per share from an accounting change	—	(.15)	—	(.15)
Basic and diluted loss per share	$(.23)	$(.44)	$(.66)	$(.90)

For the three months ended October 31, 2003 and October 31, 2002 and for the nine months ended October 31, 2003 and October 31, 2002, respectively, basic earnings per share and diluted earnings per share are the same due to the net loss for those periods.  During the three months ended October 31, 2003 and 2002, respectively, the Company excluded options to purchase 915,643 and 330,895 shares of common stock.  During the nine months ended October 31, 2003 and 2002, respectively, the Company excluded options to purchase 652,964 and 828,935 shares of common stock.

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

Inventory consists of: (in thousands)	October 31, 2003	January 31, 2003

Raw materials	$62	$117
Work in process	63	102
Finished goods	159	316
Total	$284	$535

7.     Accumulated Other Comprehensive Income (Loss)

Total accumulated other comprehensive income (loss) was $(24) thousand at October 31, 2003 and $9 thousand at January 31, 2003.  Accumulated other comprehensive income (loss) consists entirely of unrealized gains (losses) on available for sale securities.

8.     Intangible Assets

The following table provides a summary of the carrying amount of intangible assets that will continue to be amortized:

Intangible assets subject to amortization were as follows  (in thousands):

October 31, 2003	Cost	Accumulated Amortization	Net
Licensed intellectual property	$3,275	$(384)	$2,891
Core technology	1,800	(1,100)	700
	$5,075	$(1,484)	$3,591

January 31, 2003	Cost	Accumulated Amortization	Net
Licensed intellectual property	$3,244	$(45)	$3,199
Core technology	1,800	(650)	1,150
Patents	1,697	(1,697)	—
	$6,741	$(2,392)	$4,349

Amortization expense for other intangible assets was $423 thousand and $450 thousand for the three months ended October 31, 2003 and 2002, respectively. Amortization expense for other intangible assets was $789 thousand and $1,452 thousand for the nine months ended October 31, 2003 and 2002, respectively.  Licensed intellectual property and core technology are amortized over three years.  Estimated annual amortization expense for other intangible assets is as follows as of October 31, 2003:

Fiscal years ending January 31, (in thousands)
2004	$423
2005	1,642
2006	1,047
2007	479
Total	$3,591

9.     Obligations under Capital Leases

In fiscal 2003, the Company entered into capital leases to finance software licenses used in the design of semiconductors. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized:

(in thousands)	October 31, 2003	January 31, 2003
Software under capital lease	$4,073	$4,073
Accumulated amortization	(1,399)	(381)
Net software under capital lease	$2,674	$3,692

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of October 31, 2003:

Fiscal year ending January 31, (in thousands)
2004	$658
2005	1,910
2006	829
Total minimum lease payments	3,397
Less: amount representing interest	(319)
Present value of net minimum lease payments	3,078
Less: current portion	(1,475)
Long-term portion	$1,603

10.        Contingencies

As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights.  In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc.  The suit alleges that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company.  In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit.  On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter.  In May 2003, the lower court ruled in favor of Trident. In August 2003 the Company started the process to file an appeal in the United States Court of Appeals, for the Federal Circuit.  Management believes the Company has valid defenses against Trident’s claims and no accrual has been recorded for the potential loss contingency relating to the Trident counter-suit. There can be no assurance as to the results of the patent infringement appeal and the counter-suit for antitrust filed by Trident.

11.        Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the nine months period ended October 31, 2003 and 2002. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant as of and for the nine month period ended October 31, 2003 and 2002.

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

In calendar 2000, the Company exited this market and is now focused solely on developing, manufacturing and selling applications processors for the handheld systems market.  The Company is now generating revenues from this product effort.  Currently, customers are shipping products with the MiMagic 3 Applications Processor.  By mid-year calendar 2004, the Company expects customers to ship new handheld systems that use the MiMagic 5 chips.  The Company launched its newest product, the MiMagic 6, in June 2003.  As of October 2003, the first samples of the MiMagic 6 chip were received and will be shipping into customer trials beginning in December of 2003.  The Company believes that the MiMagic 6 provides some of the highest multimedia processing performance among low power applications processors available today.

NeoMagic has established strategic relationships with third-party manufacturing partners to produce semiconductor products for the Company.  Pursuant to these strategic relationships, NeoMagic designs the overall product, including the logic and analog circuitry, and the manufacturing partners manufacture the wafers, perform testing and package the products.  NeoMagic has core competencies in integrating logic, analog and memory as well as developing graphics, video, 3D and other multimedia technologies.  By combining these core competencies with third-party drivers, middleware, operating system software, and power management, NeoMagic develops solutions that facilitate the mobilization of multimedia applications.

NeoMagic introduced its first applications processor, the MiMagic 3 (NMS7210), in June 2002.  This product is currently shipping to customers with consumer electronic end markets that include mobile phones, video recorders and MP3 players.  The Company expects this product to continue shipping through calendar 2004.

NeoMagic introduced the MiMagic 5 Applications Processor (NMS9200) in November 2002, and began shipping product samples in February 2003.  The Company expects to start revenue shipments in mid-year calendar 2004, depending upon customer production schedules.

The MiMagic 6 Application Processor (NMS9600) was launched in June of 2003.  The MiMagic 6 is based on NeoMagic’s Associative Processor Array, or APA, which forms its multimedia engine.  Existing applications processor solutions use a sequential processing flow that typically operates on each individual data element in sequence, relying on ever-faster processor clock cycles to gain performance.  This requires large amounts of power and creates performance bottlenecks.  Conversely, APA merges processing and memory.  APA processes multiple bits of data in parallel, in a single clock cycle, thus boosting performance while using less power.  Because of this, the MiMagic 6 is able to perform an order of magnitude more operations per clock cycle than a conventional applications processor at the same power.  With that computational horsepower, the MiMagic 6 is able to provide value-add camera capabilities like zoom, low-light and bright-light adjustment and advanced 3-D gaming features, without adding transistors. With its ability to handle large amounts of data simultaneously and at lower clock rates, the APA platform is targeted at sophisticated multimedia data such as images, video and 3D graphics. The Company expects to begin shipping product samples to potential customers during the fourth quarter of fiscal 2004.  As of November 2003, the Company is demonstrating this chip in silicon to customers.

The Company’s fiscal year end is January 31.  Any references herein to a fiscal year refer to the year ended January 31 of such year.  The third fiscal quarters of 2004 and 2003 ended on October 26, 2003 and October 27, 2002, respectively.  For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of October.

Critical Accounting Policies

NeoMagic’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to goodwill, intangible assets, and long-lived assets, inventories, revenue recognition and income taxes.  The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

As a result of the transitional impairment tests required under SFAS 142, the Company recorded a $4.2 million non-cash charge to reduce the carrying value of its goodwill to zero, which is shown as a cumulative effect of a change in accounting principle in the third quarter of fiscal 2003.

Long-lived assets and asset groups are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable, or at least annually.  The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance and may differ from actual cash flows.  Long-lived assets evaluated for impairment are grouped with other assets to the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities.  If the sum of the projected undiscounted cash flows  (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

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

Intangible assets are reviewed for impairment whenever events or circumstances indicate impairment might exist, or at least annually, in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” Projected undiscounted net cash flows expected to be derived from the use of those assets are compared to the respective net carrying amounts to determine whether impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets. The determination of the net carrying value of goodwill and intangible assets and the extent to which, in any, there is impairment are dependent on significant estimates and judgments on the Company’s part, including the useful life over which the intangible assets are to be amortized, and the estimates of the value of future cash flows, which are based upon further estimates of future revenue, expenses and operating margins.

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

Results of Operations

Net Sales

Net sales were $0.5 million and $1.3 million for the three months and nine months ended October 31, 2003, respectively, compared to $0.7 million and $1.5 million for the three months and nine months ended October 31, 2002.  Net sales decreased in the three and nine months ended October 31, 2003 due to customer delays in bringing their MiMagic 3 programs to commercial production.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 91% and 90% of net sales in the three months ended October 31, 2003 and 2002, respectively.  Export sales accounted for 88% and 89% of net sales in the nine months ended October 31, 2003 and 2002, respectively. All sales transactions were denominated in United States dollars.

Two customers accounted for 39% and 35% of net sales for the three months ended October 31, 2003.  For the same period in the prior year, those customers accounted for 10% and 15%, respectively, of net sales.  In addition, two customers that both accounted for less than 10% of net sales for the three months ended October 31, 2003, accounted for 46% and 14%, respectively, of net sales for the same period last year.  Four customers accounted for 33%, 29%, 12% and 11% of net sales for the nine months ended October 31, 2003.  For the same period in the prior year, those customers accounted for 20%, 21%, 20% and 20%, respectively, of net sales.

Gross Margin (Loss)

Gross loss was $137 thousand and $492 thousand for the three months ended October 31, 2003 and 2002, respectively.  Gross loss was $298 thousand and $941 thousand in the nine months ended October 31, 2003 and 2002, respectively.  The negative gross margins in the three and nine month periods ended October 31, 2003 are generally due to under absorption of manufacturing overhead resulting from relatively low production levels.  In addition, in the first quarter of fiscal 2004 the Company began reviewing the percentage of time spent by manufacturing employees between production and development. The Company allocated $50 thousand and $161 thousand of wage costs related to development efforts to research and development expenses in the three and nine months ended October 31, 2003, which had a favorable impact on gross margin.  Cost of sales included amortization of developed technology of $112 thousand and $336 thousand for the three and nine months ended October 31, 2002.  In addition, the Company wrote off $367 thousand of developed technology in the three months ended October 31, 2002 as part of and impairment charge.  Developed technology was fully written off as of January 31, 2003 and, therefore, had no impact on cost of sales in fiscal 2004.

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs.  Research and development expenses were $5.3 million and $5.7 million for the three months ended October 31, 2003 and 2002, respectively. Research and development expenses were $14.8 million and $18.1 million for the nine months ended October 31, 2003 and 2002, respectively.  These expenses include amortization of deferred compensation of $0.1 million and $0.1 million for the three months ended October 31, 2003 and 2002, respectively, and $0.3 million and $0.9 million for the nine months ended October 31, 2003 and 2002, respectively.  The decrease of $0.4 million for the three months ended October 31, 2003 is primarily related to lower software maintenance costs ($0.3 million) and lower labor costs ($0.1 million), lower consulting costs ($0.1 million) offset by increased mask costs ($0.2 million).  The decrease of $3.3 million for the nine months ended October 31, 2003 is primarily related to lower labor costs ($0.7 million), lower amortization of deferred compensation ($0.6 million), lower amortization of acquired and licensed intangibles ($0.6 million) and lower software maintenance costs ($0.7 million). In addition, included in the expenses for the nine months ended October 31, 2002, were expenses of $0.5 million to write off certain licensed intellectual property. The Company has made, and intends to continue to make, significant investments in research and development as it focuses on developing products for the handheld systems market.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.8 million and $2.1 million for the three months ended October 31, 2003 and 2002, respectively. Sales, general and administrative expenses were $5.4 million and $7.8 million for the nine months ended October 31, 2003 and 2002, respectively. These expenses include amortization of deferred compensation of $0.1 million and $0.1 million for the three months ended October 31, 2003 and 2002, respectively, and $0.2 million and $0.9 million for the nine months ended October 31, 2003 and 2002, respectively. Sales, general, and administrative expenses decreased slightly for the three months ended October 31, 2003. Sales, general and administrative expenses decreased for the nine months ended October 31, 2003 primarily due to lower labor costs ($1.1million) and lower amortization of deferred compensation ($0.7 million).

Impairment of Certain Acquired Intangible Assets

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

Interest Income

The Company currently earns interest on its cash equivalents and short-term investments and previously on its long-term investments and restricted cash.  Interest and other income was $0.1 million and  $0.3 million for the three months ended October 31, 2003 and 2002, respectively.  Interest and other income was $0.6 million and $1.3 million for the nine months ended October 31, 2003 and 2002, respectively. The decrease for three months ended October 31, 2003 is primarily due to lower average cash and short-term investment balances.  The decrease for the nine months ended October 31, 2003 in interest and other income is primarily due to significantly lower interest rates and to lower average cash and short-term investment balances.

Other Income (Expense)

Other income (expense) was $215 thousand and $(23) thousand for the three months ended October 31, 2003 and 2002, respectively.  Other income was $172 thousand and $232 thousand for the nine months ended October 31, 2003 and 2002, respectively.  The Company acquired shares of Margi Systems, Inc. preferred stock in January of 1998, for $300,000. The Company wrote off the investment fully during the fourth quarter of fiscal year 2001, based on the Company’s views of the financial prospects of Margi Systems at such time.  Margi Systems was acquired by Harman International Industries, Inc. in September 2003.  In connection with the acquisition, the Company received $255 thousand for its holdings of Margi Systems preferred stock.  The proceeds from the previously written off investment is shown as other income in the consolidated condensed statement of operations for the three and nine months ended October 31, 2003.  The Margi proceeds for the three and nine months ended October 31, 2003 are partially offset by foreign currency exchange losses.  Other income for the nine months ended October 31, 2002 primarily represents $200 thousand received as final settlement with a distributor of the Company’s legacy products.

Interest Expense

Interest expense was $66 thousand and $0 for the three months ended October 31, 2003 and 2002, respectively. Interest expense was $226 thousand and $0 for the nine months ended October 31, 2003 and 2002, respectively.  Interest expense for the three and nine months ended October 31, 2003 is due to new capital leases entered into in the latter half of fiscal 2003.

Income Taxes

In the three and nine months ended October 31, 2003, taxes consisted of foreign income taxes.  The Company recorded a $6 million tax benefit for the three months ended April 30, 2002, primarily related to changes in the federal tax law.  The Job Creation and Worker Assistance Act of 2002 was enacted on March 9, 2002 and contained provisions extending the net loss carry-back period from three to five years.  This change permitted the Company to utilize net operating losses incurred in fiscal 2001 to recover taxes paid in prior periods. The $6 million benefit represents additional refunds that the Company claimed on the 2001 net operating loss carry-back due to the change in tax law.

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

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased $18.5 million in the nine months ended October 31, 2003 to  $48.6 million from $67.1 million at January 31, 2003.

Cash and cash equivalents used in operating activities for the nine months ended October 31, 2003 was $17.5 million, compared to $1.0 million of net cash provided by operating activities for the nine months ended October 31, 2002.  The cash used in operating activities stems primarily from a net loss of $20.0 million, as well as decreases in accounts payable ($1.0 million) and in other accruals ($1.1 million), partially offset by non-cash depreciation and amortization ($2.9 million), deferred compensation amortization charges ($0.5 million), tax benefit from employee stock options ($0.4 million) and decreases in inventory ($0.3 million) and other current assets ($0.4 million).

Net cash used in investing activities for the nine months ended October 31, 2003, was $9.7 million, compared to $4.4 million of net cash provided by investing activities for the nine months ended October 31, 2002. Net cash used in investing activities related primarily to net purchases of short-term investments of $9.3 million and purchases of fixed assets and intangibles of $0.4 million.

Net cash used in financing activities was $0.5 million for the nine months ended October 31, 2003, compared to $0.5 million of net cash provided by financing activities for the nine months ended October 31, 2002. The net cash used in financing activities represents payments on capital lease obligations offset somewhat by proceeds from the issuance of common stock.

At October 31, 2003, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of $48.6 million.  The Company believes that it will not generate cash from operations during the next twelve months. The Company believes the current cash, cash equivalents and short-term investments will satisfy the Company’s projected working capital and capital expenditure requirements through the next twelve months. After this period, capital requirements will depend on many factors, including general economic conditions, the rate of net sales growth, the timing and extent of spending to support research and development programs, the timing of any new product introductions and enhancements to existing products, and market acceptance of the Company’s products.  To the extent that existing cash, cash equivalents and short-term investment balances and any cash from operations are insufficient to fund the Company’s future activities, the Company may need to raise additional equity or debt financing in the future.  There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

In May 1996, the Company moved its principal headquarters to a new facility in Santa Clara, California, under a non-cancelable operating lease that expired in April 2003. In January 1998, the Company entered into a second non-cancelable operating lease for the building adjacent to its principal headquarters.  This lease had a co-terminus provision with the original lease, which expired in April 2003.  In March 2002, the Company extended the term for 45,000 square feet under this lease for another seven years with a termination date of April 2010.  The Company leases offices in India and Israel under operating leases that expire at various times through December 2006.  The future minimum payments relating to the facility leases are included in the contractual obligations table presented below.

The Company has entered into capital leases relating to software licenses.  Refer to note 9 of the consolidated condensed financial statements for additional information.  The future minimum payments relating to the software leases are included in the contractual obligations table presented below.

The following summarizes the Company’s contractual obligations at October 31, 2003, and the expected effect of such obligations on our liquidity and cash flow (in thousands) in the future.

	2004	2005	2006	2007	2008	Thereafter	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$289	$1,137	$1,090	$1,117	$1,046	$2,450	$7,129
Capital leases	658	1,910	829	—	—	—	3,397
Non-cancelable purchase orders	22	33	—	—	—	—	55

Total contractual cash obligations	$969	$3,080	$1,919	$1,117	$1,046	$2,450	$10,581

As described in note 11 to the consolidated condensed financial statements, the warranty liabilities are not material as of October 31, 2003.

Factors that May Affect Future Results

We Expect to Continue to Incur Significant Losses in Fiscal 2004

The Company has been incurring substantial losses as it invests heavily in new product development in advance of achieving significant customer sales.  This is expected to continue in fiscal year 2004.  The Company’s ability to achieve cash flow breakeven is likely to depend on customer acceptance and revenue generation from its MiMagic 5 and its MiMagic 6, which has recently been announced.  However, given the length of customer design-in cycles, the Company will incur significant additional losses in fiscal 2004.

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

We have a Limited Customer Base

Two customers accounted for 39% and 35% of net sales for the three months ended October 31, 2003.  For the same period in the prior year, those customers accounted for 10% and 15%, respectively, of net sales.  In addition, two customers that both accounted for less than 10% of net sales for the three months ended October 31, 2003, accounted for 46% and 14% of net sales for the same period last year.  Four customers accounted for 33%, 29%, 12% and 11% of net sales for the nine months ended October 31, 2003.  For the same period in the prior year, those customers accounted for 20%, 21%, 20% and 20%, respectively, of net sales.  The Company expects that a small number of customers will account for a substantial portion of its net sales for the foreseeable future.  Furthermore, the majority of the Company’s sales was historically made, and is expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements.  As a result, the Company’s business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company’s products, or by a decline in the number of handheld systems sold by a single customer.

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

NeoMagic competes with both domestic and international companies, most of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products.  The Company’s principal competitors include Intel’s StrongARM and XScale product lines, ST Microelectronic’s Nomadik line, certain of Samsung’s S3C chips, Nvidia’s Katana line and Texas Instruments’ OMAP product line, as well as a number of vertically integrated electronics firms who are developing their own solutions.  NeoMagic may also face increased competition from new entrants into the handheld systems semiconductor market including companies currently at developmental stages.

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

Because of the complexity of its products, the Company has experienced occasional delays in completing development and introduction of new products. In the event that there are delays in production of current products, or in the completion of development of future products, including the products currently under development for introduction over the next 12 to 18 months, the Company’s potential future business, financial condition, and results of operations will be materially adversely affected.  In addition, the time required for competitors to develop and introduce competing products may be shorter, manufacturing yields may be better, and production costs may be lower than those experienced by the Company.

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

We Rely on Third-Party Subcontractors to Assemble and Test Our Products

The Company’s products are assembled and tested by third-party subcontractors. The Company does not have long-term agreements with any of these subcontractors. Such assembly and testing is conducted on a purchase order basis.  As a result of its reliance on third-party subcontractors to assemble and test its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of assembling or testing of the Company’s products.  Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if the Company were required to find alternative subcontractors.  Any problems associated with the delivery, quality or cost of the assembly and test of the Company’s products could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

The Company relies in part on patents to protect its intellectual property. As of October 31, 2003, the Company has been issued 69 patents, each covering certain aspects of the design and architecture of the Company’s products.  Additionally, the Company has numerous patent applications pending.  There can be no assurance that the Company’s pending patent applications, or any future applications will be approved.  Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company’s ability to do business.  In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company’s products or design around any patents that may be issued to the Company.

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

As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights.  In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc.  The suit alleges that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company.  In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit.  On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter.  In May 2003, the lower court ruled in favor of Trident. In August 2003 the Company started the process to file an appeal in the United States Court of Appeals, for the Federal Circuit.  Management believes the Company has valid defenses against Trident’s claims. There can be no assurance as to the results of the patent infringement appeal and the counter-suit for antitrust filed by Trident.

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

We Depend on International Sales and Suppliers

Export sales have been a critical part of the Company’s business.  Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 91% and 90% of net sales in the three months ended October 31, 2003 and 2002, respectively.  Export sales accounted for 88% and 89% of net sales in the nine months ended October 31, 2003 and 2002, respectively.  The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales.  Letters of credit issued by customers have supported a portion of the Company’s international sales.  To date, the Company’s international sales have been denominated in United States dollars.  Increases in the value of the U.S. dollar relative to the local currency of the Company’s customers could make the Company’s products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Our Stock Price May Be Volatile

The market price of the Company’s Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile.  The market has from time-to-time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies.  The market price of the Company’s Common Stock could be subject to significant fluctuations in response to various factors, including quarter-to-quarter variations in the Company’s anticipated or actual operating results, announcements of new products, technological innovations or setbacks by the Company or its competitors, general conditions in the semiconductor industry, unanticipated shifts in the handheld systems market or industry standards, loss of key customers, litigation commencement or developments, changes in or the failure by the Company to meet estimates of the Company’s performance by securities analysts, market conditions for high technology stocks in general, and other events or factors.  In future quarters, the Company’s operating results may be below the expectations of public market analysts or investors.  Since the Company’s decline in revenues, gross margins and operating results, the market price of the Common Stock has been and is expected to be for some time in the future, materially adversely affected.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s cash equivalents, short-term investments, and long-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income.  As of October 31, 2003, the Company’s cash equivalents and short-term investments earned interest at an average rate of 1.2%.  Due to the short-term nature of the Company’s investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates.  Assuming a decline of 10% in the market interest rates at October 31, 2003, with consistent cash balances, interest income would be adversely affected by approximately $14,000 per quarter.  The Company does not use its investment portfolio for trading or other speculative purposes.

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

Changes in Internal Controls Over Financial Reporting

During the third quarter of fiscal 2004, the Company took steps to strengthen its controls over stock administration by adding a stock administration specialist.

Other than as noted above, there were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Part II.  Other Information

Item 1.   Legal Proceedings

As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights.  In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc.  The suit alleges that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company.  In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit.  On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter.  In May 2003, the lower court ruled in favor of Trident. In August 2003 the Company started the process to file an appeal in the United States Court of Appeals, for the Federal Circuit.  Management believes the Company has valid defenses against Trident’s claims. There can be no assurance as to the results of the patent infringement appeal and the counter-suit for antitrust filed by Trident.

Item 2.   Changes in Securities

None.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Submission of Matters to a Vote of Security Holders

None

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)          Exhibits

The exhibits listed in the accompanying Exhibit Index on page 31 are filed or incorporated by reference as part of this Report on Form 10-Q.

(b)         Reports on Form 8-K

On August 14, 2003, the Company filed a report on Form 8-K reporting the financial results for the quarter ending July 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ Stephen T. Lanza
STEPHEN T. LANZA
Acting Chief Financial Officer

/s/ M.J. Silva
M.J. SILVA
Principal Accounting Officer

December 10, 2003

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number
Description

3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(1)	Bylaws.
3.3	(9)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.1	(10)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.
10.1	(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
10.2	(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.3	(1)	Amended and Restated 1993 Stock Plan and related agreements.
10.4	(2)	Amendment No. 1, dated as of October 15, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.5	(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.
10.6	(1)	1997 Employee Stock Purchase Plan, with exhibit.
10.7	(4)	1998 Nonstatutory Stock Option Plan.
10.8	(4)	Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation and Siemens Aktiengesellschaft Semiconductor Group, now Infineon Technologies AG.
10.9	(5)	General Amendment to the Wafer Supply Agreement with Product Sourcing Agreement, dated January 9, 2001, between NeoMagic International Corporation and Infineon Technologies AG.
10.10	(6)	Employment Offer Letter dated May 10, 2000, between the Company and Sanjay Adkar.
10.11	(6)	Employee Loan Agreement dated May 10, 2000, between the Company and Sanjay Adkar.
10.12	(6)	Security Agreement dated September 1, 2001, between the Company and Stephen Lanza.
10.13	(6)	Promissory Note dated September 1, 2001, between the Company and Stephen Lanza.
10.14	(7)	Full and Final Release dated September 9, 2002, from the Wafer Supply Agreement and the Product Sourcing Agreement between NeoMagic International Corporation and Infineon Technologies AG.
10.15	(8)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.16	(8)	Amendment No. 2, dated as of April 7, 2000, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.17	(8)	Amendment No. 3, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.18	(11)	Amendment No. 4, dated as of January 31, 2003, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.
31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.
32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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