Form 10-K
period 2004-01-31
NEOMAGIC CORP
filed 2004-04-09
CIK 1030485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2004,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-22009

NEOMAGIC CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0344424
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3250 Jay Street Santa Clara, California	95054
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 988-7020

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.001 par value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)

Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $81,732,361 as of July 25, 2003 based upon the closing price on the Nasdaq National Market reported for such date, the last business day of the Registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at March 26, 2004 was 32,190,389.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement related to the 2004 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission subsequent to the date hereof, are incorporated by reference in Part III of this Annual Report on Form 10-K.

NeoMagic Corporation

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2004

FORWARD-LOOKING STATEMENTS

When used in this discussion, the words “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, but not limited to: customer acceptance of new NeoMagic products, the market acceptance of handheld system products developed and marketed by customers that use the Company’s products, the Company’s ability to execute product and technology development plans on schedule, and the Company’s ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment. Examples of forward-looking statements include statements about the Company’s expected revenues, the Company’s competitive advantage in its markets, the Company’s potential market for its products, the Company’s expected production timelines, the Company’s customer base and the Company’s need for additional financing. These statements are subject to significant risks and uncertainties, including those set forth below under “Factors that May Affect Results,” that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in the Company’s expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

PART I

Item 1.	BUSINESS

General

NeoMagic Corporation (the Company or NeoMagic) designs, develops and markets high-performance semiconductor solutions, known as Applications Processors, for sale to original equipment manufacturers (OEMs) and original design manufacturers (ODMs) of handheld systems. Applications Processors are semiconductors, or System-on-Chips (SOCs), used to enable multimedia applications and sophisticated operating systems on handheld systems. NeoMagic’s Applications Processors are focused on enabling high performance multimedia on handheld systems within a low power consumption environment. The Company’s Applications Processors are sold under the “MiMagic” brand name. Specifically, the Company is targeting customers in three consumer end markets: mobile phones, personal digital assistants (PDAs) and handheld entertainment devices. The largest projected market opportunity for Applications Processors is in the mobile phone market, where Applications Processors that enable multimedia functionality work side-by-side with baseband processors that are used for communications functionality.

In the past, the Company provided semiconductor solutions, called multimedia accelerators, to top notebook computer manufacturers. In April 2000, the Company began to exit the multimedia accelerator market. However, the majority of the Company’s historical net sales through the end of fiscal year 2002 continued to come from these multimedia accelerator products. The Company does not expect to have revenue related to these products in the future. The Company is now focused solely on the Applications Processor market. The Company believes that its expertise and experience in providing multimedia accelerators for the laptop computer market, where multimedia processing with low power consumption is a requirement, will give it an advantage in the Applications Processor market which also requires high performance processing with low power consumption.

International Data Corporation (IDC), an industry research firm for the technology market, states that 536 million mobile phones were shipped worldwide in 2003. IDC estimates that this number will grow to 745 million mobile phones by 2007. NeoMagic believes that next-generation mobile phones, PDAs and other handheld devices will feature dramatically increased multimedia functionality including: camera applications, highly compressed video using MPEG-4 and H.264 video standards, 3D graphics for gaming, and audio. The Company’s strategy is to become a leading provider of Applications Processors by:

(1)	Leveraging its core competencies in integrating logic, analog, and memory to support all multimedia applications on mobile phones, PDAs and handheld devices;

(2)	Offering Applications Processors that support a full range of operating systems, basebands and wireless protocols;

(3)	Providing high-performance, power-efficient Application Processors that use the company’s proprietary Associative Processing Array architecture;

(4)	Continuing to focus on building relationships with the leading OEMs and ODMs.

NeoMagic has established strategic relationships with third-party manufacturing partners to produce semiconductor products for the Company. Pursuant to these strategic relationships, NeoMagic designs the overall product, including the logic and analog circuitry, and the manufacturing partners manufacture the wafers, assemble and test the products.

NeoMagic Corporation was incorporated in California in May 1993 and subsequently reincorporated in Delaware in February 1997.

Products

Through the end of fiscal year 2002, the majority of the Company’s net sales came from the sale of multimedia accelerators to notebook computer OEMs, or to third-party subsystem manufacturers who design and manufacture notebook computers on behalf of the OEMs. The multimedia accelerator products for notebook computers were part of the Company’s MagicGraph128 and MagicMedia256 product lines, which integrated DRAM with analog circuitry on a single chip. In April 2000, the Company announced its intention to exit the multimedia accelerator notebook computer marketplace. The Company does not expect additional revenues relating to its legacy products for the notebook computer market in the future.

Going forward, the Company’s main product line is the MiMagic Applications Processor family. The MiMagic family of Applications Processors incorporate microprocessor, 3D graphics, audio and video capabilities. The Company introduced the first member of the MiMagic Applications Processor family in July of 2001. The Company has since phased out production of the MiMagic 1 (NMS7200) and MiMagic 2 (NMS7205) Applications Processors. Currently, the MiMagic 3 Applications Processor (NMS7210) is in full production. The MiMagic 5 Applications Processor (NMS9200) is production ready and is expected to begin shipping for revenue in the summer of 2004. In November of 2003, the Company completed the first version of its MiMagic 6 Applications Processor (NMS9600), which it expects to begin shipping in early calendar 2005.

The Company also produces two companion chips (NMC1110 and NMC1121), which provide a seamless interface between MiMagic and other third party Applications Processors and the PC Card socket resulting in a much smaller board area and lower power requirements. These companion chips are currently being phased out.

For fiscal year 2004, 57 percent of the Company’s net revenue came from the MiMagic 3 Application Processor, with the remaining revenue derived primarily from its companion chips. The Company expects to begin to realize revenue from the sale of the MiMagic 5 Applications Processor in the summer of 2004.

The following products fall within the category of Applications Processors for handheld systems:

Product Name	Description	Status at March 2004
MiMagic 3 (NMS7210)	SOC with performance and power enhancements	Production
MiMagic 5 (NMS9200)	SOC with dedicated video hardware	Production
MiMagic 6 (NMS9600)	SOC with Associative Processing Array (APA) Multimedia Engine	Sampling

The following products fall within the category of companion chips, which add IO (input/output) functions to processors made by other companies:

Product Name	Description	Status at March 2004
NMC1110	Companion chip for Intel StrongARM SOC	Production
NMC1121	Enhanced SOC companion chip	Production

Research and Development

The Company believes the timely development and introduction of new products are essential to maintaining its competitive position and its ability to capitalize on market opportunities. NeoMagic’s research and development efforts are now primarily focused on developing Integrated System-on-Chip semiconductor products for the mobile phone and handheld systems marketplace. At the end of fiscal 2004, the Company had approximately 138 employees engaged in research and development activities. Research and development expenses were $19.7 million, $24.7 million, and $25.2 million, in fiscal 2004, 2003 and 2002, respectively. NeoMagic has historically focused much of its personnel and resources on research and development. The Company’s research and development activities are focused on bringing the MiMagic 6 to production as well as on developing next generation products. The Company is also developing new technologies that will improve the quality of multimedia applications on low-power consumption mobile phones, PDAs and handheld entertainment devices. The Company plans to continue innovating the functionality of its MiMagic family of Applications Processors, as well as to lower its product manufacturing costs.

In November of 2003, the Company completed the first version of its MiMagic 6 Applications Processor which includes a new technology architecture, called Associative Processor Array (APA). The APA multimedia engine uses a massively parallel approach to processing information. Competitive architectures use a sequential approach to processing that means they process each bit of data separately. To increase performance, sequential architectures rely on increased clock rates. These faster clock rates result in increased power consumption and reduced battery life. Because APA operates on data in parallel, it is able to process more information per clock cycle than sequential approaches. With its ability to handle large amounts of data simultaneously, the APA platform is able to efficiently process multimedia data such as images, video and graphics, with low power consumption. The Company anticipates that the MiMagic 6, the first of its chips to use APA, will begin production shipments in early calendar 2005.

Sales and Marketing

NeoMagic’s sales and marketing strategy is an integral part of the Company’s effort to become a leading supplier of Applications Processors to the leading manufacturers of mobile phones, PDAs and other handheld systems. To meet customer requirements and achieve design wins, the Company’s sales and marketing personnel work closely with its customers, business partners and key industry trendsetters to define product features, performance, price, and market timing of new products. The Company employs a sales and marketing organization with a high level of technical expertise and product and industry knowledge to support a lengthy and complex design win process. Additionally, the Company employs a highly trained team of application engineers to assist customers in designing, testing and qualifying system designs that incorporate NeoMagic products as part of the pre-sale process. The Company believes that the depth and quality of this design support is key to improving customers’ time-to-market deliveries and maintaining a high level of customer satisfaction, which in turn encourages customers to utilize subsequent generations of NeoMagic’s products.

In the United States, the Company sells its products to key customers primarily through a direct sales and marketing organization, and also uses manufacturer’s sales representatives in some regions where there are potential customer opportunities. In fiscal 2004, the Company hired sales managers in Japan and in Korea to drive the local sales representative firms that the Company had previously employed. In Taiwan, the Company has one direct employee to support the activities of multiple sales representatives. In fiscal 2004, the Company hired a dedicated sales manager for North America and Europe. This manager is responsible for managing one direct sales consultant, as well as multiple sales representatives in various national locations.

In many cases, handheld systems are designed and manufactured by third-party ODMs on behalf of the final brand name OEM. NeoMagic focuses on developing long-term customer relationships with ODMs and the brand name OEMs. The Company believes that this approach increases the likelihood of design wins, improves the overall quality of support, and enables the timely release of customer products to market.

Manufacturing

NeoMagic has strategic relationships with several foundries to produce its semiconductor wafers. These relationships enable the Company to concentrate its resources on product design, development, engineering, marketing and sales, where NeoMagic believes it has greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. The Company depends on these suppliers to allocate to the Company a portion of their manufacturing capacity sufficient to meet the Company’s needs, to produce products of acceptable cost and quality at acceptable manufacturing yields, and to deliver those products to the Company on a timely basis. A manufacturing disruption experienced by any of the Company’s manufacturing partners would have an adverse effect on the Company’s business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies at one of the Company’s suppliers is unsuccessful, the Company’s business, financial condition and results of operations would be materially and adversely affected.

The Company uses other third-party subcontractors to perform assembly, packaging and testing of the Company’s products. The Company also works with these third-party subcontractors for advanced packaging capabilities. The Company does not have long-term agreements with any of these subcontractors. As a result of its reliance on third-party subcontractors to assemble, test and provide advanced packaging for its products, the Company cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of the Company’s products. Due to the amount of time normally required to qualify these assembly and test subcontractors, shipments could be delayed significantly if the Company is required to find alternative subcontractors.

Competition

The market for Applications Processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. NeoMagic believes that the principal factors of competition in this market are video and 3D graphics performance, price, features, power consumption, size and customer support. The ability of the Company to compete successfully in the Applications Processor market depends on a number of factors including, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ramp of production of the Company’s products for particular system manufacturers, customer demand and acceptance of more sophisticated multimedia functionality on handheld systems, end-user acceptance of the system manufacturers’

products, market acceptance of competitors’ products and general economic conditions. The Company’s ability to compete will also depend on its ability to identify and ensure compliance with evolving industry standards and market trends.

NeoMagic competes with both domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company’s principal competitors include ST Microelectronics’ Nomadik line, certain of Samsung’s S3C chips and Texas Instruments’ OMAP product line, as well as a number of vertically integrated electronics firms that are developing their own solutions. NeoMagic may also face increased competition from new entrants into the market including companies currently at developmental stages. NeoMagic believes it has significant intellectual properties and historically demonstrated expertise in SOC technology. However, the inability of the Company to introduce timely new products for its market, to support these products in customer programs, or to manufacture these products could have a material adverse effect on the Company’s business, financial condition and operating results.

Intellectual Property

The Company relies in part on patents to protect its intellectual property. As of January 31, 2004, the Company has been issued 71 patents, each covering certain aspects of the design and architecture of the Company’s products. The issued patents are scheduled to expire no later than January 2022. Additionally, the Company has several patent applications pending. There can be no assurance that the Company’s pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company’s ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company’s products or design around any patents that may be issued to the Company.

The Company also relies on a combination of mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect its intellectual property. Despite these efforts, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to the Company’s trade secrets or intellectual property, disclose such intellectual property or trade secrets, or that the Company can meaningfully protect its intellectual property. A failure by the Company to meaningfully protect its intellectual property could have a material adverse effect on the Company’s business, financial condition and results of operations.

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003, the Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. Management believes the Company has valid defenses against Trident’s claims. There can be no assurance as to the results of the patent infringement appeal and the counter-suit for antitrust filed by Trident.

Backlog

Sales of the Company’s products are primarily made pursuant to standard purchase orders that are cancelable without significant penalties. These purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers’ requirements and manufacturing availability. Also, many of the Company’s customers are moving to “just in time” relationships with their vendors, whereby orders for product deliveries are not provided to the supplier until just prior to the requested delivery. A large portion of the Company’s sales are made pursuant to short lead-time orders. In addition, the Company’s actual shipments depend on the manufacturing capacity of the Company’s suppliers and the availability of products from such suppliers. As a result of the foregoing factors, the Company does not believe that backlog is a meaningful indicator of future sales.

Employees

As of January 31, 2004, the Company employed a total of 175 full-time employees, including 138 in research and development, 6 in applications engineering, 12 in sales and marketing, 4 in manufacturing and 15 in finance and administration. The Company also employs, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. The Company’s employees are not represented by a collective bargaining organization, and the Company believes that it has good relations with its employees.

Management

Executive Officers

The executive officers of the Company as of January 31, 2004 are as follows:

Name	Age	Position
Prakash C. Agarwal	50	President, Chief Executive Officer and Director
Scott Sullinger	34	Vice President, Finance and Chief Financial Officer (from 3/1/04)
Stephen Lanza	44	Acting Chief Financial Officer (through 3/2/04)
Mark Singer	44	Vice President, Corporate Marketing
Sanjay Adkar	47	Vice President, Corporate Engineering
Ernest Lin	49	Vice President, Worldwide Sales

Prakash C. Agarwal, a co-founder of the Company, has been President, Chief Executive Officer, and a Director of the Company since its inception in 1993. Mr. Agarwal has over 20 years of engineering, marketing and general management experience in the semiconductor industry. Prior to joining the Company, he was employed as Vice President and General Manager of Cirrus Logic’s Portable Product Division. In addition to his duties as President of the Company, Mr. Agarwal is on the Board of Directors of Zeevo, Inc. Mr. Agarwal holds a BS and a MS degree in Electrical Engineering from the University of Illinois.

Scott Sullinger joined NeoMagic in March of 2004. Prior to joining NeoMagic Mr. Sullinger was Director of Finance at ON Semiconductor, a provider of power and data management semiconductors and standard semiconductor components. Before joining ON Semiconductor, Mr. Sullinger spent seven years in investment banking, most recently as Vice President of Technology Investment Banking at Morgan Stanley, in Menlo Park, California. In his role as an investment banker, Mr. Sullinger advised a variety of semiconductor companies, including Atmel, LSI Logic and STMicroelectronics, on acquisition and financing strategies. Mr. Sullinger previously worked as an auditor and as a senior consultant at the accounting firm of Price Waterhouse. He has a BS degree in Economics from the University of California, Los Angeles, where he graduated cum laude, and an MBA from Columbia University. Mr. Sullinger is also a Certified Public Accountant.

Stephen Lanza joined NeoMagic in June 2000 as Vice President of Finance and Chief Financial Officer and served as Acting Chief Financial Officer from November 3, 2003 until March 2, 2004. Mr. Lanza has over two decades of experience in financial management of technology companies. Previously, Mr. Lanza served as Vice

President of Finance and Administration, and Chief Financial Officer at PolyStor from 1999 to 2000. Before joining PolyStor, Mr. Lanza spent several years at semiconductor equipment maker Watkins-Johnson Company, as Director of Finance for global business operations, Managing Director of Watkins-Johnson Europe, and as Vice President and General Manager for global business operations from 1996 to 1999. He holds a BS degree in Business Administration from California Polytechnic University, an MBA from Golden Gate University, is a Certified Management Accountant, and has a Certificate in Engineering Management from the California Institute of Technology.

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

Ernest Lin joined NeoMagic in December 2001 as a result of the acquisition of LinkUp Systems Corporation. Mr. Lin has over 20 years of engineering, sales, and general management experience in the semiconductor industry, with extensive experience in establishing and managing large and successful international sales teams and forging strong business relationships with key management at major equipment manufacturers and system design firms. Before joining NeoMagic, Mr. Lin was a co-founder and Executive Vice President of LinkUp Systems. Prior to co-founding LinkUp in 1997, Mr. Lin spent 12 years at Cirrus Logic, most recently as Vice President of Asia Pacific sales. Mr. Lin holds a Bachelor’s degree in Electrical Engineering from National Taiwan University, a MBA degree from Santa Clara University, and a Master’s degree in Computer Science from the University of Utah.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.neomagic.com, by calling the Investor Relations Department at our corporate offices at (408) 988-7020 or by sending an e-mail message to ir@neomagic.com.

Item 2.	PROPERTIES

The Company’s corporate headquarters, which is also its principal administrative, selling and marketing, customer service, applications engineering and product development facility, is located in Santa Clara, California and consists of approximately 45,000 square feet under a lease which will expire on April 30, 2010. Prior to April 30, 2003, the Company had leases on two buildings with 45,000 square feet each. However, the Company exited one of these buildings and chose not to renew the lease on this building. The Company also leases 7,500 square feet of office space in Israel and 13,000 square feet of office space in India under operating leases that expire at various times through December 2006. The Company believes its existing facilities are adequate for its current needs, but that additional space for growth may be required in the future.

Item 3.	LEGAL PROCEEDINGS

As a general matter, the semiconductor industry is characterized by substantial litigation regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003, the Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. Management believes the Company has valid defenses against Trident’s claims. There can be no assurance as to the results of the patent infringement appeal and the counter-suit for antitrust filed by Trident.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company’s common stock trades on the Nasdaq National Market under the symbol “NMGC”. The high and low closing sales prices set forth below are as reported on the Nasdaq National Market.

Quarterly Data Fiscal 2004	1st	2nd	3rd	4th
Price range common stock:
Low	$0.96	$1.11	$1.82	$2.37
High	$1.28	$2.67	$3.09	$4.85

Fiscal 2003
Price range common stock:
Low	$2.77	$1.95	$0.77	$0.91
High	$3.64	$3.38	$2.03	$1.34

The Company had 237 stockholders of record as of March 26, 2004. The Company has not paid any dividends on its common stock. The Company currently intends to retain earnings for use in its business and does not anticipate paying cash dividends to stockholders.

Information as of January 31, 2004 regarding equity compensation plans approved and not approved by stockholders is summarized in the following:

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options	(B) Weighted Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans approved by shareholders	5,716,102	2.92	1,415,582	(1)
Equity compensation plans not approved by shareholders	5,814,140	2.40	1,762,982	(2)

Total	11,530,242	2.66	3,178,564

(1)	Includes 219,456 shares available for future issuance under our 2003 Stock Option Plan, as amended, generally used for grants to officers and directors. Also includes 1,196,126 shares available under our 1997 Employee Stock Purchase Plan.
(2)	Shares available under our 1998 Nonstatutory Stock Option Plan, used for grants to employees other than officers and directors except as provided within the plan. This plan was not previously required to be approved by shareholders. Due to regulatory changes, going forward, all material changes to the plan require shareholder approval.

Item 6.	SELECTED CONSOLIDATED FINANCIAL DATA

The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein.

Five Year Summary

	Fiscal Years ended January 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share and headcount data)
Consolidated Statement of Operations Data:
Net sales	$1,888	$2,189	$385	$75,806	$259,698
Cost of sales	2,262	3,000	27	61,328	181,332
Impairment of certain acquired intangible assets	—	491	—	—	—

Gross margin (loss)	(374)	(1,302)	358	14,478	78,366
Operating expenses:
Research and development	19,694	24,715	25,201	27,524	37,956
Sales, general and administrative	7,236	10,383	8,028	13,068	18,506
Special charge	—	3,600	—	—	—
Impairment of certain acquired intangible assets	—	552	—	—	—
Acquired in-process research and development (2)	—	—	700	—	5,348

Total operating expenses	26,930	39,250	33,929	40,592	61,810
Income (loss) from operations	(27,304)	(40,552)	(33,571)	(26,114)	16,556
Income, net of expenses, from the sale of DVD assets (2)	—	1,580	—	6,494	—
Interest income and other	854	1,816	3,488	5,987	3,793
Interest expense	(282)	(75)	(12)	(263)	(838)

Income (loss) before income taxes and cumulative effect of change in accounting principle	(26,732)	(37,231)	(30,095)	(13,896)	19,511
Income tax provision (benefit)	43	(6,294)	(1,130)	(5,481)	6,806

Net income (loss) before cumulative effect of change in accounting principle	(26,775)	(30,937)	(28,965)	(8,415)	12,705
Cumulative effect of change in accounting principle (1)	—	(4,175)	—	—	—

Net income (loss)	$(26,775)	$(35,112)	$(28,965)	$(8,415)	$12,705

Basic net income (loss) per share (1)	$(0.87)	$(1.22)	$(1.10)	$(.33)	$.51
Diluted net income (loss) per share (1)	$(0.87)	$(1.22)	$(1.10)	$(.33)	$.49
Weighted common shares outstanding (1)	30,650	28,872	26,311	25,737	24,898
Weighted common shares outstanding assuming dilution (1)	30,650	28,872	26,311	25,737	25,834

	2004	2003	2002	2001	2000
Consolidated Balance Sheet Data:
Cash and cash equivalents	$12,342	$37,428	$38,996	$72,852	$33,097
Short-term investments	30,240	29,657	32,914	34,917	63,429
Working capital	35,807	59,608	68,318	104,766	101,948
Total assets	50,861	80,948	108,309	123,765	149,136
Long-term obligations	799	2,521	—	—	—
Total stockholders’ equity	41,827	67,887	98,206	115,470	120,215
Other Data
Number of employees	175	155	144	138	278
Net book value/share (3)	$1.36	$2.35	$3.73	$4.49	$4.83

(1)	See Note 1 and Note 4 of Notes to Consolidated Financial Statements.
(2)	See Note 2 of Notes to Consolidated Financial Statements.
(3)	Denominator is equal to the weighted common shares outstanding.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, but not limited to: customer acceptance of new NeoMagic products, the market acceptance of handheld system products developed and marketed by customers that use the Company’s products, the Company’s ability to execute product and technology development plans on schedule, and the Company’s ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment. Examples of forward-looking statements include statements about the Company’s expected revenues, the Company’s competitive advantage in its markets, the Company’s potential market for its products, the Company’s expected production timelines, the Company’s customer base and the Company’s need for additional financing. These statements are subject to significant risks and uncertainties, including those set forth below under “Factors that May Affect Results,” that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in the Company’s expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see “Risks That Could Affect Future Results.” This section should also be read in conjunction with the Consolidated Financial Statements and related Notes.

Overview

NeoMagic designs, develops and markets high-performance, power-efficient Applications Processors that enable multimedia features and applications in handheld systems. In the past, the Company provided semiconductor solutions for the notebook computer multimedia accelerator marketplace. In April 2000, the Company began to exit this market and is now focused solely on designing, developing and selling Applications Processors and companion chips for the handheld systems market. The Company is now generating revenues from this new product effort. In fiscal 2005, the Company expects to see customers introducing new handheld systems that use the Company’s chips. The Company also expects to launch new products for its MiMagic™ family of Applications Processors in fiscal 2005.

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

NeoMagic introduced the MiMagic 5 Applications Processor (NMS9200) in November 2002, and began sampling the product in February 2003. To date, the Company has announced nine MiMagic 5 design wins, all with customers in Asia. The Company expects to start ramping production shipments of the MiMagic 5 in the summer of 2004, with significant revenues not expected to be generated until late fiscal 2005.

In November of 2002, the Company introduced a new technology architecture, called Associative Processor Array (APA). The APA architecture uses a massively parallel approach to processing information, which means that APA operates on multimedia data in parallel, without increasing clock rates. Existing competitive solutions use a sequential processing flow that operates on each individual data element in sequence, relying on ever-faster clock rates to improve performance. These faster clock rates burn power, thus reducing battery life. With its ability to handle large amounts of data simultaneously and at lower clock rates, the APA platform is able to process multimedia data such as video, still pictures and audio with low power consumption. The MiMagic 6 Applications Processor is the first product to use the APA architecture. The MiMagic 6 is currently being demonstrated to customers. The Company expects to begin revenue shipments of the MiMagic 6 at the end of fiscal 2005 or the beginning of fiscal 2006.

The Company’s fiscal year generally consists of a fifty-two week period ending on the last Sunday in January. Fiscal year 2002 ended on January 27, 2002. Fiscal year 2003 ended on January 26, 2003. Fiscal year 2004 ended on January 25, 2004. For convenience, the accompanying consolidated financial statements have been presented as ending on the last day of the January calendar month.

Critical Accounting Policies and Estimates

NeoMagic’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to goodwill, intangible assets, and long-lived assets, revenue recognition, inventories and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a summary of all of our significant accounting policies, including critical accounting policies discussed below, see Note 1 “Summary of Significant Accounting Policies” of the Notes to the Consolidated Financial Statements. The Company believes the following critical accounting policies involve more significant judgments and estimates in the preparation of the Company’s consolidated financial statements:

Goodwill, Intangible Assets and Long Lived Assets

As a result of the transitional impairment tests required under Statement of Accounting Standards (SFAS) 142, “Goodwill and Other Intangible Assets,” the Company recorded a $4.2 million non-cash charge to reduce the carrying value of its goodwill to zero, which is shown as a cumulative effect of a change in accounting principle in fiscal 2003.

The Company evaluates the carrying value of its long-lived assets, consisting primarily of identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decline in the Company’s market value, significant reductions in projected future cash flows or gross margins, or macroeconomic factors including a prolonged economic downturn. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company will be required to write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including gross profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring the Company to write-down or write-off long-lived assets.

During the first quarter of fiscal 2003, the Company wrote-off licensed intangible properties with a net book value of $0.5 million relating to licensed intellectual property that will no longer be used.

During the third and fourth quarters of fiscal 2003, the Company also determined that certain intangible assets purchased as part of the LinkUp Systems Corporation (“LinkUp”) acquisition completed in December 2001 were impaired and recorded a total impairment charge of $1.0 million. Although the company does not now believe that its existing long-lived assets will be impaired in the future, we continue to periodically evaluate our long-lived assets for impairment in accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” and acknowledge it is at least possible that such evaluation might result in future adjustments for impairment. Such an impairment might adversely affect our operating results.

Revenue Recognition

The Company recognizes revenue from non-distributor product sales when the products are shipped to customers, title has transferred, and no significant obligations remain. In addition, the Company requires the following: (i) execution of a written customer order, (ii) delivery of the product, (iii) fee is fixed or determinable, and (iv) collectibility of the proceeds is probable. The Company’s shipment terms are FOB shipping point.

For products shipped to distributors, the Company defers recognition of revenue until the distributors sell their products to their customers. On occasion, however, the Company will sell products with “End of Life” status to distributors under special arrangements without any price protection or return privileges for which the Company recognizes revenue upon transfer of title, typically at the time of shipping.

At the end of each accounting period, the Company makes a determination of certain factors including sales returns and allowances, which could affect the amount of revenue recorded for the period. Sales returns provisions include considerations for known but unprocessed sales returns and estimation for unknown returns based on historical experiences. Actual sales returns may vary significantly from historical experience and could have a material effect on the Company’s operating results.

Inventory Valuation

The Company’s inventory valuation policy stipulates that at the end of each reporting period we write-down or write-off our inventory for estimated obsolescence or unmarketable inventory. The amount of the write-down or write-off is equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs or write-offs may be required. Additionally, as we introduce product enhancements and new products, demand for our existing products in inventory may decrease, requiring additional inventory write-downs.

Deferred Taxes

The Company records a valuation allowance to reduce its deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, the Company has fully reserved its deferred tax assets. In the event the Company was to determine that it would be able to realize some or all of its deferred tax assets in the future, an adjustment to the deferred tax asset would increase income in the period when such determination was made. The Company has also provided accruals for certain potential tax liabilities. If such amounts ultimately prove to be unnecessary, the resulting reversal of such accruals would result in tax benefits being recorded in the period when the accruals are no longer deemed necessary.

Results of Operations

Net sales

The Company’s sales for fiscal 2004 and fiscal 2003 were generated from its current product offerings in the handheld system market place. The Company’s net sales for fiscal 2002 were primarily generated from the sale of legacy multimedia accelerators used in the personal computer industry with sales primarily in Asia and the United States. Net sales were $1.9 million, $2.2 million and $0.4 million in fiscal 2004, 2003 and 2002, respectively. The decrease in sales in fiscal 2004 vs. fiscal 2003 is primarily due to customer delays in bringing their Mimagic 3 related programs to commercial production. The increase in sales in fiscal 2003 vs. fiscal 2002 was due to commencement of sales of the Company’s products for the handheld systems marketplace. Sales in fiscal year 2002 were primarily comprised of residual orders for the Company’s legacy multimedia accelerator products. The Company expects that the percentage of its net sales represented by any one product or type of product may change significantly from period to period when new products are introduced and existing products reach the end of their product life cycles. The Company believes that net sales, for fiscal 2005 will increase from fiscal 2004 levels due to increased revenue expected from its MiMagic 3 and MiMagic 5 application processor programs.

Gross Margin

Gross margin (loss) was $(0.4) million, $(1.3) million and $0.4 million in fiscal 2004, 2003, and 2002, respectively. Cost of sales includes amortization of deferred compensation of $37 thousand in fiscal 2004. There was no amortization of deferred compensation in fiscal 2003 and 2002. The negative gross margin in fiscal 2004 is generally due to under absorption of manufacturing overhead resulting from relatively low production levels. Gross loss improved in fiscal 2004 due to the absence of developed technology write-offs that occurred in fiscal 2003 ($0.5 million). The negative gross margin in fiscal 2003 is due to under absorption of manufacturing overhead resulting from low production levels and amortization ($0.3 million) and impairment charges ($0.5 million) of acquired developed technology. In fiscal 2002, the Company had minimal levels of sales of residual legacy notebook multimedia product inventories, which were fully reserved when the Company exited this market.

In the future, the Company’s gross margin percentages may be affected by increased competition and related decline in unit average selling prices (particularly with respect to older generation products), changes in the mix of products sold, timing of volume shipments of new products, the availability and cost of products from the Company’s suppliers, and manufacturing yields (particularly on new products).

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $19.7 million, $24.7 million and $25.2 million in fiscal 2004, 2003 and 2002, respectively. These expenses include amortization of deferred compensation of $0.4 million, $0.9 million, and $2.1 million in fiscal 2004, 2003, and 2002, respectively. The Company has made, and intends to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve its identified markets. Research and development expenses decreased in fiscal 2004 primarily due to lower labor costs ($1.1 million), lower amortization of deferred compensation ($0.5 million), lower amortization of acquired and licensed intangibles ($1.1 million), lower software license and maintenance costs ($0.8 million) and lower outside consulting costs ($0.4 million). Labor costs decreased largely due to one year Company wide salary reductions in fiscal 2004. Research and development expenses decreased in fiscal 2003 primarily due to lower deferred compensation amortization ($1.2 million), lower outside consulting costs ($1.2 million) and lower depreciation ($0.6 million) offset somewhat by higher labor costs ($0.4 million), higher software license and maintenance costs ($0.3 million), and increased amortization of acquired and licensed intangibles relating to development of products, which are in the research and development stage ($0.9 million). Included in the research and development expenses for fiscal 2003 was a charge of $0.5 million to write off certain licensed intellectual property.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $7.2 million, $10.4 million and $8.0 million in fiscal 2004, 2003, and 2002, respectively. These expenses include amortization of deferred compensation of $0.3 million, $1.0 million, and $0.7 million in fiscal 2004, 2003, and 2002, respectively. Sales, general and administrative expenses decreased in fiscal 2004 due to lower labor costs ($1.5 million) and lower amortization of deferred compensation ($0.7 million). Labor costs decreased largely due to Company wide salary reductions in fiscal 2004. Sales, general and administrative expenses increased in fiscal 2003 due to increased sales expenses related to the Company’s new product efforts for the handheld systems market as well as increased amortization of deferred compensation ($0.3 million) resulting from the acquisition of LinkUp Systems in December 2001.

Special Charge

In January 2001, the Company extended its wafer supply agreement with Infineon Technologies AG (“Infineon”) of Germany through fiscal 2004 to ensure future wafer supply for the Company’s new product efforts. NeoMagic provided $15.0 million in guarantees towards its wafer purchases over the term of the agreement. The amount of guarantee was included as restricted cash on the Consolidated Balance Sheet, as of January 31, 2002. Due to uncertainties over Infineon’s continued product development with respect to embedded DRAM (“eDRAM”), the Company decided not to use Infineon’s eDRAM technology for its future production needs. Based on negotiations between NeoMagic and Infineon on restructuring the wafer supply agreement with the intent to release NeoMagic from the related guarantee, the Company recorded $3.6 million in charges, composed of a $1.5 million cash payment and the issuance of $2.1 million in common stock, which reflects the value of the final settlement in fiscal 2003. The amount was recorded as a Special Charge in the Consolidated Condensed Statements of Operations for fiscal 2003. As a result of the settlement, $15.0 million of restricted cash was released and reclassified to cash and cash equivalents on the Consolidated Balance Sheet in fiscal 2003.

Impairment of Certain Acquired Intangible Assets

NeoMagic adopted SFAS 144 in the first quarter of fiscal 2003. In accordance with SFAS 144, the Company assesses the recoverability of its long-lived assets by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts to determine whether impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

During fiscal 2003, the Company determined that certain intangible assets purchased as part of the LinkUp Systems Corporation acquisition completed in December 2001 were impaired and recorded a total impairment charge of $1.0 million, during the period. Of the total impairment charge, $491 thousand related to impairment of certain acquired intangibles that were capitalized relating to developed technology. The impairment was caused by a decline in the related sales forecasts of products associated with the intangibles. The impairment charge relating to developed technology is included in the cost of sales section of the consolidated statements of operations. In addition, the Company also recorded a $506 thousand impairment charge with respect to intangibles relating to customer relationships. Several key customers with whom the Company was engaged have abandoned their related product plans, which led to the impairment. The Company also recorded a $46 thousand impairment charge with respect to intangibles that were capitalized as internal use software. The Company no longer uses the software. The impairment charge relating to customer relationships and internal use software is included in the operating expenses section of the consolidated statements of operations in fiscal 2003.

Acquired In-Process Research and Development

The Company incurred approximately $0.7 million of charges in fiscal 2002 for acquired in-process research and development (“IPRD”) in connection with the acquisition of LinkUp in December 2001. As of the date of acquisition, IPRD has no alternative future use and did not otherwise qualify for capitalization. The amount allocated to the acquired in-process research and development was determined using the income approach, which discounts expected future cash flows from each of the technologies under development to their net present value, at an appropriate risk-adjusted rate of return. LinkUp’s development efforts were in the L9200 silicon product that will use the next generation ARM technology. LinkUp’s development efforts were estimated to be approximately 35% complete at the date of the acquisition. NeoMagic introduced the MiMagic 5 Applications processor (NMS9200) in November 2002, began sampling the product in February 2003, and had limited production shipments in the fourth quarter of fiscal 2004.

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

Cumulative Change in Accounting Principle

On February 1, 2002, NeoMagic adopted Statement of Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangibles Assets,” which required companies to discontinue the amortization of goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life must be reviewed for impairment using a two-step method upon adoption of SFAS 142 and annually thereafter, or more frequently when indicators of impairment exist.

Upon adoption of SFAS 142, the Company was required to complete the two-step transitional goodwill impairment test. The Company completed step one of the transitional impairment test during the second quarter of fiscal 2003 and determined that there were indicators of impairment, as the carrying value of the reporting unit exceeded the fair value derived from the market capitalization model. The second step of the transitional impairment test to determine the amount of impairment was completed in the third quarter of fiscal 2003 by comparing fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Based on the results of the second transitional impairment test, the Company recorded a non-cash charge of $4.2 million, to reduce the carrying value of its goodwill, which is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Operations in fiscal 2003.

Interest Income and Other

The Company earns interest on its cash and short-term investments. Interest income and other was $0.9 million, $1.8 million and $3.5 million in fiscal 2004, 2003, and 2002, respectively. The decrease in fiscal 2004 is primarily due to lower average cash and short-term investment balances. The decrease in fiscal 2003 is primarily due to lower interest income earned on lower average cash balances and from interest rate reductions that occurred in fiscal 2003.

Interest Expense

The Company records interest expense relating to its capital leases. Interest expense was $282 thousand, $75 thousand, and $12 thousand in fiscal 2004, 2003 and 2002, respectively. The increase in fiscal 2004 is due to new capital leases entered into in the latter part of fiscal 2003, which had been outstanding for the entire year. The increase in fiscal 2003 is due to new capital leases entered into in the latter part of fiscal 2003.

Income Taxes

The Company recorded a tax provision of $43 thousand on a pre-tax loss of $26.7 million in fiscal year 2004 which consisted of foreign income taxes. The Company’s effective tax (benefit) rate was 0% in fiscal 2004, (16.9%) in fiscal 2003 and (3.8%) in fiscal 2002. In fiscal year 2003, the tax benefit rate differed from the statutory rate due to an increase in the Company’s valuation allowance. The benefit recorded was limited to current cash income tax refunds available. Realization of the Company’s deferred tax assets, which are currently fully reserved, depends on the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. Due to the uncertainty of the timing and amount of such realization, the management has concluded that a full valuation allowance is required as of January 31, 2004.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments were $42.6 million, $67.1 million, and $71.9 million as of the end of fiscal 2004, 2003 and 2002, respectively. The decrease in cash, cash equivalents, and short-term investments in fiscal 2004 stems primarily from cash used for operating activities which includes a net loss of $26.8 million. The decrease in cash, cash equivalents, and short-term investments in fiscal 2003 stems primarily from cash used for operating activities which includes a net loss of $35.1 million offset by a tax refund of $9.6 million and the reclassification of restricted cash of $15.0 million to cash and cash equivalents as part of the wafer supply agreement settlement with Infineon.

Cash and cash equivalents used in operating activities was $23.9 million, $2.7 million and $35.4 million in fiscal 2004, 2003 and 2002, respectively. The cash used in operating activities in fiscal 2004 is primarily due to the $26.8 million net loss and decreases in accounts payable ($1.5 million) and other accruals (1.2 million), offset in part by non-cash depreciation and amortization ($4.2 million) and amortization of deferred compensation ($0.7 million) The cash used in operating activities in fiscal 2003 is primarily due to the $35.1 million net loss, an increase in inventory ($0.5 million) and a decrease in income tax payable ($0.3 million), offset in part by the reclass of $15.0 million from restricted cash to cash equivalents, an increase in accounts payable ($0.7 million), non-cash depreciation and amortization ($4.9 million), deferred compensation amortization ($1.9 million), and the cumulative effect of a change in accounting principle ($4.2 million). The cash used in operating activities in fiscal 2002 stems primarily from the Company’s deposit of $15.0 million to establish an irrevocable standby letter of credit in accordance with the extension of its wafer supply agreement with Infineon, a net loss of $29.0 million, a decrease in accounts payable ($2.1 million) and in compensation and related benefits ($0.9 million), partially offset by an increase in income taxes payable ($3.9 million) and in non-cash depreciation and amortization ($3.7 million) and deferred compensation amortization charges ($2.8 million).

Net cash used in investing activities was $1.1 million in fiscal 2004. Net cash provided by investing activities was $0.9 million and $0.6 million in fiscal 2003 and 2002, respectively. Net cash used in investing activities in fiscal 2004 is due to net purchases of short-term investments ($0.6 million) and purchases of property, plant, equipment and intangibles ($0.5 million). Net cash provided by investing activities in fiscal 2003 is primarily due to net maturities of short term investments ($3.2 million) and from proceeds from the sale of DVD assets ($1.6 million) partially offset by purchases of property, plant, equipment and intangibles ($3.9 million). Net cash provided by investing activities in fiscal 2002 was primarily due to net maturities of short-term investments ($2.0 million) partially offset by purchases of property, plant, equipment and intangibles ($1.5 million). Continued operation of the Company’s business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of the Company’s future revenues.

Net cash used in financing activities was $0.1 million in fiscal 2004. Net cash provided by financing activities was $0.3 million and $1.0 million in fiscal 2003 and 2002, respectively. The net cash used in financing activities in fiscal 2004 is due to payments on capital lease obligations ($1.3 million) partially offset by proceeds from the issuance of common stock ($1.2 million). The net cash provided by financing activities in fiscal 2003 is due to net proceeds from the issuance of common stock ($0.8 million) partially offset by payments on capital lease obligations ($0.5 million). The net cash provided by financing activities in fiscal 2002 primarily represents net proceeds from the issuance of common stock ($0.9 million).

At January 31, 2004, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of $42.6 million. The Company believes that it will not generate cash from operating activities over the upcoming twelve months, yet believes its current cash, cash equivalents and short-term investments will satisfy the Company’s projected working capital and capital expenditure requirements through the next twelve months. Investments will continue in the Company’s new product development efforts in the handheld systems marketplace. The Company’s ability to increase sales of its MiMagic 3 and MiMagic 5 application processors and the Company’s ability to achieve design wins for the MiMagic 6 application processor will be critical in determining the Company’s cash needs. The Company’s future capital requirements will depend on many factors including the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions, and market acceptance of the Company’s products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

In May 1996, the Company moved its principal headquarters to a new facility in Santa Clara, California, under a non-cancelable operating lease that expired in April 2003. In January 1998, the Company entered into a second non-cancelable operating lease for an adjacent building which became its new corporate headquarters. This lease had a co-terminus provision with the original lease that expired in April 2003. In March 2002, the Company extended the term for 45,000 square feet under this lease for another 7 years with a termination date of April 2010. The Company leases offices in India and Israel under operating leases that expire at various times through December 2006.

The Company leases software licenses under capital leases. Refer to Note 9 of the consolidated financial statements for additional information.

The future minimum payments relating to facility leases, software leases, and non-cancelable purchase orders are included in the contractual obligations table below.

Contractual Obligations

The following summarizes the Company’s contractual obligations at January 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2005	2006	2007	2008	2009	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$1,138	$1,090	$1,101	$1,046	$1,073	$1,377	$6,825
Capital leases	1,950	829	—	—	—	—	2,779
Non-cancelable purchase orders	386	—	—	—	—	—	386

Total contractual cash obligations	$3,474	$1,919	$1,101	$1,046	$1,073	$1,377	$9,990

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2004, the Company is not involved in SPE transactions.

Recent Accounting Pronouncements

In January of 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity (“VIE”) to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The Company has not entered into any arrangements or made any investments which qualify as a VIE after January 31, 2003 and therefore the initial implementation of FIN 46 had no impact on the Company’s financial statements. For VIEs acquired before February 1, 2003, FIN 46 required the Company to apply the accounting and disclosure rules in the first fiscal year or interim period beginning after December 15, 2003. This requirement was superseded by issuance of revision to Interpretation No. 46, as noted below.

In December 2003, the FASB issued revision to Interpretation No. 46 (“FIN 46R”) which replaced FIN 46. The revised interpretation further refines the definition of VIEs and provides guidelines on identifying them and assessing an enterprise’s interests in a VIE to decide whether to consolidate that entity. FIN 46R applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R is not expected to have a material impact on the results of operations or financial condition of the Company.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150) which requires freestanding financial instruments such as mandatory redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial condition or results of operations.

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

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes Staff Accounting Bulletin No. 101,

“Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

Impact of Currency Exchange Rates

In fiscal 2004, all of the Company’s payments made to its suppliers and all of the company’s payments received from its customers were denominated in U.S. dollars. Prior to fiscal 2002, the Company purchased some of its wafers under contracts denominated in yen. Significant appreciation in the value of the yen relative to the value of the U.S. dollar would make the wafers relatively more expensive to the Company, which would have a material adverse effect on the Company’s business, financial condition and results of operations. The Company has in the past and may in the future enter into foreign currency forward contracts to minimize short-term foreign currency fluctuation exposures related to these firm purchase commitments. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s accounting policies for these instruments are based on the Company’s designation of such instruments as hedging transactions. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions.

Notwithstanding the measures the Company has adopted, due to the unpredictability and volatility of currency exchange rates and currency controls, there can be no assurance that the Company will not experience currency losses in the future, nor can the Company predict the effect of exchange rate fluctuations upon future operating results.

Factors that May Affect Results

We Expect to Continue to Incur Significant Losses in Fiscal 2005

The Company has been incurring substantial losses as it invests heavily in new product development in advance of achieving significant customer sales. This is expected to continue in fiscal year 2005. The Company’s ability to achieve cash flow breakeven is likely to depend on the success of its MiMagic 5 and its MiMagic 6 products, which have recently been announced. However, even if the MiMagic 5, MiMagic 6, and subsequent products achieve widespread customer acceptance, the length of customer design-in cycles would preclude significant product shipments in fiscal 2005. Accordingly, even if these new products are successful, the Company will incur significant additional losses in fiscal 2005.

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

Our Financial Results could be Affected by Changes in Accounting Rules

In August 2001, the FASB issued SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS 144 requires us to perform impairment analysis on our long-lived assets, other than goodwill, to be held and used, whenever events or changes in circumstances indicate the carrying amount may not be recoverable. An impairment loss will be recognized if the carrying amount of a long-lived asset exceeds its fair value. SFAS 144 retains the fundamental provisions of SFAS 121 related to (i) the recognition and measurement of the impairment of long-lived assets to be held and used, and (ii) the measurement of long-lived assets to be disposed of by sale. As SFAS 144 excludes goodwill, certain long-lived assets may be subject to impairment charges sooner than they would have been recorded under SFAS 121, which SFAS 144 replaces. During fiscal 2003, we recorded impairment charges of $1.0 million related to our long-lived assets as a result of our SFAS 144 analysis. If economic conditions in our industry continue to deteriorate and adversely affect our business, we could be required to record additional impairment charges related to our long-lived assets, which could have a material adverse effect on our results of operations and financial condition.

Our financial results could be affected by potential changes in the accounting rules governing the recognition of stock-based compensation expense. We measure compensation expense for our employee stock plans under the intrinsic value method of accounting prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” In addition, we provide pro forma disclosures of our operating results in our Notes to Consolidated Financial Statements as if the fair value method of accounting had been applied in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation.” Had we accounted for our compensation expense under the fair value method of accounting prescribed by SFAS 123, the charge would have been significant, totaling $3.6 million, $5.6 million and $6.7 million during fiscal 2004, 2003 and 2002, respectively. Currently, the U. S. Congress, the Securities and Exchange Commission and the Financial Accounting Standards Board are considering changes to accounting rules concerning the recognition of stock option compensation expense. If one or more of these proposals are implemented, we and other companies may be required to measure compensation expense using the fair value method, which would adversely affect our results of operations by reducing our income or increasing our losses by an amount equal to such stock option charges.

We have a Limited Customer Base

Four customers accounted for 25%, 24%, 14% and 10%, respectively, of net sales in fiscal 2004. Four customers accounted for 26%, 20%, 17% and 15%, respectively of net sales in fiscal 2003. Two customers accounted for 38% and 16%, respectively, of net sales in fiscal 2002. The Company expects that a small number of customers will account for a substantial portion of its net sales for the foreseeable future. Furthermore, the majority of the Company’s sales was historically made, and is expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, the Company’s business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company’s products, or by a decline in the number of handheld systems sold by a single customer.

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

NeoMagic competes with both domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company’s principal competitors include ST Microelectronics’ Nomadik line, certain of Samsung’s S3C chips and Texas Instruments’ OMAP product line, as well as a number of vertically integrated electronics firms that are developing their own solutions. NeoMagic may also face increased competition from new entrants into the market including companies currently at developmental stages. NeoMagic believes it has significant intellectual properties and historically demonstrated expertise in SOC technology. However, the inability of the Company to introduce timely new products for its market, to support these products in customer programs, or to manufacture these products could have a material adverse effect on the Company’s business, financial condition and operating results.

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

We Depend on New Product Development to Meet Rapid Market and Technological Change

The Company is focused on providing high-performance semiconductor solutions for sale to OEMs of handheld systems. New product planning is primarily focused on Integrated System-on-Chip semiconductor products for handheld systems, and multimedia technologies for integration into such products, such as MPEG-4 and H.264 video compression, 3D graphics, and audio technologies. The Company’s future business, financial condition and results of operations will depend to a significant extent on its ability to develop new products that address these market opportunities. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future.

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

Semiconductor manufacturing yields are a function of both product design, which is developed largely by the Company, and process technology, which is typically proprietary to the manufacturer. Historically, the Company has experienced lower yields on new products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation by and communication between the Company and the manufacturer. This risk is compounded by the offshore location of the Company’s manufacturers, increasing the effort and time required identifying, communicating and resolving manufacturing yield problems. As the Company’s relationships with new manufacturing partners develop, yields could be adversely affected due to difficulties associated with adapting the Company’s technology and product design to the proprietary process technology and design rules of each manufacturer. Any significant decrease in manufacturing yields could result in an increase in the Company’s per unit product cost and could force the Company to allocate its available product supply among its customers, potentially adversely impacting customer relationships as well as revenues and gross margins. There can be no assurance that the Company’s manufacturers will achieve or maintain acceptable manufacturing yields in the future.

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

The Company relies in part on patents to protect its intellectual property. As of January 31, 2004, the Company has been issued 71 patents, each covering certain aspects of the design and architecture of the Company’s products. Additionally, the Company has numerous patent applications pending. There can be no assurance that the Company’s pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company’s ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company’s products or design around any patents that may be issued to the Company.

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

The suit alleged that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003 the Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. Management believes the Company has valid defenses against Trident’s claims. There can be no assurance as to the results of the patent infringement appeal and the counter-suit for antitrust filed by Trident. As the Company cannot reasonably estimate the outcome of the claim, no accrual has been recorded for the potential loss contingency relating to the Trident counter-suit.

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

We Depend on International Sales and Suppliers

Export sales have been a critical part of the Company’s business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 91%, 84% and 93% of the Company’s net sales for fiscal 2004, 2003, and 2002, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Letters of credit issued by customers have supported a portion of the Company’s international sales. To date, the Company’s international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of the Company’s customers could make the Company’s products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

There may not be an active, liquid trading market for our common stock. In the first quarter of 2004, our common stock traded below the $1 minimum bid price requirement of the NASDAQ National Market. If we fail to comply with the continued listing requirements of the NASDAQ National Market, including the minimum bid price per share requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the NASDAQ Small Cap Market, the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on the NASDAQ National Market. You may not be able to sell your shares quickly, at the market price or at all if trading in our stock is not active.

Terrorist attacks, terrorist threats, geopolitical instability and government responses thereto, may negatively impact all aspects of NeoMagic’s operations, revenues, costs and stock price.

The terrorist attacks in September 2001 in the United States and ensuing events and the resulting decline in consumer confidence has had a material adverse effect on the economy. If consumer confidence does not fully recover, NeoMagic’s revenues and profitability will continue to be adversely impacted in fiscal 2005 and beyond. In addition, any similar future events may disrupt NeoMagic’s operations or those of its customers and suppliers. In addition, these events have had and may continue to have an adverse impact on the U.S. and world economy, in general, and consumer confidence and spending in particular, which could harm NeoMagic’s sales. Any of these events could increase volatility in the U.S. and world financial markets, which could harm NeoMagic’s stock price and may limit the capital resources available to it and its customers or suppliers. This could have a significant impact on NeoMagic’s operating results, revenues and costs and may result in increased volatility in the market price of its common stock.

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

Investment Portfolio

The primary objective of the Company’s investment activities is to preserve principal and liquidity while at the same time maximizing yields, without significantly increasing risk. To achieve this objective, the Company places its investments in instruments that meet high credit rating standards as specified in the Company’s investment policy. The Company’s investment policy also specifies limits on the type, concentration and maturity period of the Company’s investments. The Company does not use derivative financial instruments in its investment portfolio. The Company’s cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Due to the short-term nature of the Company’s investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates.

The table below summarizes the Company’s investment portfolio. The table includes cash and cash equivalents, short-term investments, and related average interest rates. Principal (notional) amounts as of January 31, 2004 and 2003 maturing in fiscal 2005 and fiscal 2004, respectively are as follows:

	Fair Value
January 31,	2004	2003
(in thousands, except percentages)	Taxable	Taxable
Cash and cash equivalents	$12,342	$37,428
Weighted average interest rate	1.09%	1.29%
Short-term investments	30,240	29,657
Weighted average interest rate	1.22%	1.73%

Total cash, cash equivalents and short-term investments	$42,582	$67,085

Interest earned on non-taxable investments is subject to preferential tax treatment under the Internal Revenue Code. The Company did not have any non-taxable investments as of January 31, 2004 and January 31, 2003.

Interest Rate Risk

The Company’s cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of January 31, 2004, the Company’s cash equivalents and short-term investments earned interest at an average rate of 1.1%. Due to the short-term nature of the Company’s investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at January, 2004, with consistent cash balances, interest income would be adversely affected by approximately $12,000 per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Annual Financial Statements. See Part IV, Item 15 of this Form 10-K.

Selected Quarterly Data

Fiscal 2004	1st	2nd	3rd	4th
	(unaudited, in thousands except per share data)
Net sales	$624	$222	$486	$556
Cost of sales	588	419	623	632

Gross profit (loss)	36	(197)	(137)	(76)

Operating expenses:
Research and development	5,019	4,490	5,340	4,845
Sales, general and administrative	1,777	1,767	1,835	1,857

Total operating expenses	6,796	6,257	7,175	6,702
Loss from operations	(6,760)	(6,454)	(7,312)	(6,778)
Interest income and other	211	168	363	112
Interest expense	(87)	(73)	(66)	(56)

Loss before income taxes	(6,636)	(6,359)	(7,015)	(6,722)
Income tax expense	—	6	33	4

Net loss	$(6,636)	$(6,365)	$(7,048)	$(6,726)

Basic net loss per share (1)	$(.22)	$(.21)	$(.23)	$(.21)
Diluted net loss per share (1)	$(.22)	$(.21)	$(.23)	$(.21)
Weighted common shares outstanding (1)	30,277	30,457	30,759	31,659
Weighted average common shares outstanding assuming dilution (1)	30,277	30,457	30,759	31,659

Fiscal 2003	1st	2nd	3rd	4th
Net sales	$362	$494	$655	$678
Cost of sales	585	720	780	915
Impairment of certain acquired intangible assets	—	—	367	124

Gross loss	(223)	(226)	(492)	(361)
Operating expenses:
Research and development	6,974	5,495	5,662	6,584
Sales, general and administrative	3,368	2,341	2,127	2,547
Special charge (5)	1,400	2,200	—	—
Impairment of certain acquired intangible assets (4)	—	—	506	46

Total operating expenses	11,742	10,036	8,295	9,177
Loss from operations	(11,965)	(10,262)	(8,787)	(9,538)
Income, net of expenses, from the sale of DVD assets (2)	1,580	—	—	—
Interest income and other	608	672	277	259
Interest expense	—	—	—	(75)

Loss before income taxes and cumulative effect of change in accounting principle	(9,777)	(9,590)	(8,510)	(9,354)
Income tax expense (benefit)	(6,000)	(339)	—	45

Net loss before cumulative effect of change in accounting principle	(3,777)	(9,251)	(8,510)	(9,399)
Cumulative effect of change in accounting principle (3)	—	—	(4,175)	—

Net loss	$(3,777)	$(9,251)	$(12,685)	$(9,399)

Basic net loss per share (1)	$(.13)	$(.33)	$(.44)	$(.31)
Diluted net loss per share (1)	$(.13)	$(.33)	$(.44)	$(.31)
Weighted common shares outstanding (1)	28,036	28,167	29,157	30,128
Weighted average common shares outstanding assuming dilution (1)	28,036	28,167	29,157	30,128

(1)	See Note 1 and 4 of Notes to Consolidated Financial Statements.
(2)	See Note 2 of Notes to Consolidated Financial Statements.
(3)	See Note 1 of Notes to Consolidated Financial Statements.
(4)	See Note 8 of Notes to Consolidated Financial Statements.
(5)	See Note 13 of Notes to Consolidated Financial Statements

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.	DISCLOSURE CONTROLS AND PROCEDURES

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

Changes in Internal Controls Over Financial Reporting

During the fourth quarter of fiscal 2004, there were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that had materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2004 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is contained in the section entitled “Election of Directors” in the Proxy Statement and is incorporated herein by reference. The required information concerning executive officers of the Company is contained in the section entitled “Management” in Part I of this Form 10-K.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

The Company is in the process of adopting a Code of Ethics, which should be adopted during the second quarter of fiscal 2005. The Code of Ethics will be posted on the Company’s website when it is adopted.

Item 11.	EXECUTIVE COMPENSATION

The information required by this section relating to executive compensation and transactions is contained in the sections entitled “Election of Directors,” “Director Compensation,” and “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this section is contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section is contained in the section entitled “Certain Relationships and Related Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this section is contained in the section entitled “Principal Accountant Fees and Services” in the Proxy Statement and is incorporated herein by reference.

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

3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this report.

(b)	Reports on Form 8-K

On February 19, 2004 the Company filed a report on form 8-K reporting its financial results for the quarter ending January 31, 2004.

On November 13, 2003 the Company filed a report on form 8-K reporting its financial results for the quarter ending October 31, 2003.

(c)	EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description

3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Bylaws.

3.3(9)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.1(10)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4(2)	Amendment No. 1, dated as of October 15, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.5(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.6(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.7(4)	1998 Nonstatutory Stock Option Plan.

10.8(4)	Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation and Siemens Aktiengesellschaft Semiconductor Group, now Infineon Technologies AG.

10.9(5)	General Amendment to the Wafer Supply Agreement with Product Sourcing Agreement, dated January 9, 2001, between NeoMagic International Corporation and Infineon Technologies AG.

10.10(6)	Employment Offer Letter dated May 10, 2000, between the Company and Sanjay Adkar.

10.11(6)	Employee Loan Agreement dated May 10, 2000, between the Company and Sanjay Adkar.

10.12(6)	Security Agreement dated September 1, 2001, between the Company and Stephen Lanza.

10.13(6)	Promissory Note dated September 1, 2001, between the Company and Stephen Lanza.

10.14(7)	Full and Final Release dated September 9, 2002, from the Wafer Supply Agreement and the Product Sourcing Agreement between NeoMagic International Corporation and Infineon Technologies AG.

10.15(8)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.16(8)	Amendment No. 2, dated as of April 7, 2000, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.17(8)	Amendment No. 3, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.18(11)	Amendment No. 4, dated as of January 31, 2003, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

21.1	NeoMagic Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1, registration no. 333-20031.
(2)	Incorporated by reference to the Company’s Form 10-Q for the period ended October 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1998.
(4)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1999.
(5)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2001.
(6)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2002.
(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2002.
(8)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2002.
(9)	Incorporated by reference to the Company’s Form 8-A filed December 23, 2002.
(10)	Incorporated by reference to the Company’s Form 8-K filed December 23, 2002.
(11)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2003.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

(Item 15 (a))

Reference page
Report of Ernst & Young LLP, Independent Auditors	35
Consolidated Statements of Operations for the three fiscal years ended January 31, 2004	36
Consolidated Balance Sheets January 31, 2004 and January 31, 2003	37
Consolidated Statements of Cash Flows for the three fiscal years ended January 31, 2004	38
Consolidated Statements of Stockholders’ Equity for the three fiscal years ended January 31, 2004	39
Notes to Consolidated Financial Statements	40
Valuation and Qualifying Accounts for the three fiscal years ended January 31, 2004	62

Schedules other than the one listed above are omitted for the reason that they are not required or are not applicable, or the required information is shown in the financial statements or notes thereto.

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of

NeoMagic Corporation

We have audited the accompanying consolidated balance sheets of NeoMagic Corporation as of January 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeoMagic Corporation at January 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2004, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective February 1, 2002, NeoMagic Corporation changed its method of accounting for goodwill and other acquired intangible assets in accordance with guidance provided in Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

San Jose, California

February 13, 2004

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended January 31,	2004	2003	2002
	(in thousands, except per share data)
Net sales	$1,888	$2,189	$385

Cost of sales (1)	2,262	3,000	27
Impairment of certain acquired intangible assets	—	491	—

Total cost of sales	2,262	3,491	27
Gross margin (loss)	(374)	(1,302)	358

Operating expenses:
Research and development (2)	19,694	24,715	25,201
Sales, general and administrative (3)	7,236	10,383	8,028
Special charge	—	3,600	—
Impairment of certain acquired intangible assets	—	552	—
Acquired in-process research and development	—	—	700

Total operating expenses	26,930	39,250	33,929

Loss from operations	(27,304)	(40,552)	(33,571)
Income, net of expenses, from the sale of DVD assets	—	1,580	—
Interest income and other	854	1,816	3,488
Interest expense	(282)	(75)	(12)

Loss before income taxes and cumulative effect of change in accounting principle	(26,732)	(37,231)	(30,095)

Income tax provision (benefit)	43	(6,294)	(1,130)

Net loss before cumulative effect of change in accounting principle	(26,775)	(30,937)	(28,965)
Cumulative effect of change in accounting principle	—	(4,175)	—

Net loss	$(26,775)	$(35,112)	$(28,965)

Basic net loss per share	$(0.87)	$(1.22)	$(1.10)
Diluted net loss per share	$(0.87)	$(1.22)	$(1.10)

Weighted common shares outstanding	30,650	28,872	26,311
Weighted common shares outstanding assuming dilution	30,650	28,872	26,311

(1)	Includes $37 in amortization of deferred stock compensation in fiscal 2004.
(2)	Includes $408, $893, and $2,072 in amortization of deferred stock compensation in fiscal 2004, 2003, and 2002, respectively.
(3)	Includes $256, $999, and $708 in amortization of deferred stock compensation in fiscal 2004, 2003, and 2002, respectively.

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

As of, January 31,	2004		2003
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$12,342		$37,428
Short-term investments	30,240		29,657
Accounts receivable, less allowance for doubtful accounts of $0 at January 31, 2004 and $58 at January 31, 2003	384		118
Inventory	102		535
Employee note receivable	—		1,200
Other current assets	974		1,210

Total current assets	44,042		70,148
Property, plant and equipment, net	3,302		5,840
Employee notes receivable	10		100
Intangibles, net	3,168		4,349
Other assets	339		511

Total assets	$50,861		$80,948

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,344		$2,864
Compensation and related benefits	1,257		1,393
Income taxes payable	3,675		3,633
Current portion of capital lease obligations	1,756		1,363
Other accruals	203		1,287

Total current liabilities	8,235		10,540
Capital lease obligations	799		2,521
Commitments and contingencies
Stockholders’ equity:
Non-cumulative convertible preferred stock, $.001 par value:
Authorized shares—2,000,000
Issued and outstanding shares – none at January 31, 2004 and 2003	—		—
Common stock, $.001 par value:
Authorized shares—60,000,000
Issued and outstanding shares – 31,866,200 at January 31, 2004 and 30,273,955 at January 31, 2003	32		30
Additional paid-in-capital	90,496		89,237
Deferred stock compensation	(535)		(4)
Accumulated other comprehensive income Accumulated deficit	(6 (48,160	) )	9 (21,385)

Total stockholders’ equity	41,827		67,887

Total liabilities and stockholders’ equity	$50,861		$80,948

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended, January 31	2004	2003	2002
	(in thousands)
Operating activities
Net loss	$(26,775)	$(35,112)	$(28,965)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle	—	4,175	—
Depreciation and amortization	4,235	4,928	3,709
Gain (loss) on disposal of property, plant and equipment	(11)	167	79
Amortization of deferred compensation	701	1,892	2,780
Non-cash special charge	—	2,100	—
Write-off of in-process research and development	—	—	700
Income, net of expenses, on the sale of DVD assets	—	(1,580)	—
Deferred taxes	—	—	791
Impairment of certain acquired intangible assets	—	1,043	—
Changes in operating assets and liabilities:
Accounts receivable	(152)	7	298
Inventory	433	(457)	—
Other current assets	364	762	(862)
Restricted cash	—	15,000	(15,000)
Income tax receivable	—	3,295	—
Other assets	134	383	3
Accounts payable	(1,520)	717	(2,088)
Compensation and related benefits	(136)	140	(880)
Income taxes payable	42	(301)	3,934
Other accruals	(1,198)	98	132

Net cash used in operating activities	(23,883)	(2,743)	(35,369)

Investing activities
Net proceeds from the sale of DVD assets	—	1,580	—
Proceeds from sale of property, plant and equipment	14	—	—
Purchases of property, plant, equipment and intangibles	(519)	(3,940)	(1,492)
Purchases of short-term investments	(56,798)	(48,403)	(57,652)
Maturities of short-term investments	56,200	51,650	59,694

Net cash provided by (used in) investing activities	(1,103)	887	550

Financing activities
Payments on capital lease obligations	(1,329)	(523)	—
Net proceeds from issuance of common stock, net of repurchases	1,229	811	852
Repayment on notes receivable from stockholders	—	—	111

Net cash provided by (used in) financing activities	(100)	288	963

Net decrease in cash and cash equivalents	(25,086)	(1,568)	(33,856)
Cash and cash equivalents at beginning of period	37,428	38,996	72,852

Cash and cash equivalents at end of period	$12,342	$37,428	$38,996

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In- Capital	Notes Receivable from Stockholders	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 31, 2001	25,891,308	$26	$76,868	$(511)	$(3,585)	$(20)	$42,692	$115,470

Issuance of common stock under stock option plan	316,326	—	328	—	—	—	—	328
Issuance of common stock under Employee stock purchase plan	201,290	—	524	—	—	—	—	524
Issuance of common stock for acquisition	1,600,000	2	5,006	—	—	—	—	5,008
Repayment of note receivable	—	—	—	111	—	—	—	111
Reclassification of notes receivable related to mature shares to employee receivable	—	—	—	400	—	—	—	400
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(596)	—	596	—	—	—
Addition to deferred compensation relating to stock options	—	—	345	—	(345)	—	—	—
Amortization of deferred stock compensation	—	—	—	—	2,780	—	—	2,780
Fair value of options issued in connection with acquisition	—	—	3,961	—	(1,450)	—	—	2,511
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(28,965)	(28,965)
Change in unrealized gain on investments	—	—	—	—	—	39	—	39

Total comprehensive loss	—	—	—	—	—	—	—	(28,926)

Balance at January 31, 2002	28,008,924	$28	$86,436	$—	$(2,004)	$19	$13,727	$98,206

Issuance of common stock under stock option plan	216,572	—	265	—	—	—	—	265
Issuance of common stock under Employee stock purchase plan	381,459	—	546	—	—	—	—	546
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(108)	—	108	—	—	—
Amortization of deferred stock compensation	—	—	—	—	1,892	—	—	1,892
Issuance of common stock for
settlement of the wafer purchase
agreement	1,667,000	2	2,098	—	—	—	—	2,100
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(35,112)	(35,112)
Change in unrealized gain on investments	—	—	—	—	—	(10)	—	(10)

Total comprehensive loss	—	—	—	—	—	—	—	(35,122)

Balance at January 31, 2003	30,273,955	$30	$89,237	$—	$(4)	$9	$(21,385)	$67,887

Issuance of common stock under stock option plan	473,366	1	658	—	—	—	—	659
Issuance of common stock under Employee stock purchase plan	578,698	1	569	—	—	—	—	570
Issuance of common stock under stock award plan	540,181	—	621	—	(621)	—	—	—
Addition to deferred compensation for stock options	—	—	572	—	(572)	—	—	—
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(31)		31	—	—	—
Amortization of deferred stock compensation	—	—	70	—	631	—	—	701
Repayment of note receivable from stockholder	—	—	(1,200)	—	—	—	—	(1,200)
Components of comprehensive loss:
Net loss	—	—	—	—	—	—	(26,775)	(26,775)
Change in unrealized gain on investments	—	—	—	—	—	(15)	—	(15)

Total comprehensive loss	—	—	—	—	—	—	—	(26,790)

Balance at January 31, 2004	31,866,200	$32	$90,496	$—	$(535)	$(6)	$(48,160)	$41,827

See accompanying notes.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

NeoMagic Corporation (the “Company” or “NeoMagic”) designs, develops and markets high-performance semiconductor solutions, known as Applications Processors, for sale to original equipment manufacturers (“OEMs”) and original design manufacturers (ODMs) of handheld systems. NeoMagic Corporation was incorporated in California in May 1993. The Company was subsequently reincorporated in Delaware in February 1997.

Basis of Presentation

The Company’s fiscal year generally consists of a fifty-two week period ending on the last Sunday in January. Fiscal year 2002 ended on January 27, 2002. Fiscal year 2003 ended on January 26, 2003. Fiscal year 2004 ended on January 25, 2004. All three years had 364 days. For convenience, the accompanying consolidated financial statements have been presented as ending on the last day of the January calendar month.

The consolidated financial statements of NeoMagic include the operating results of LinkUp Systems Corporation since the effective date of acquisition of December 18, 2001.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates include those relating to determination of net realizable value of inventories, realizability of deferred tax assets, as well as the assessment of impairment of goodwill, intangibles and other long-lived assets. Actual results could differ from those estimates.

Cumulative Effect of a Change in Accounting Principle

On February 1, 2002, NeoMagic adopted Statement of Accounting Standards No. 142 (SFAS 142), “Goodwill and Other Intangibles Assets,” which required companies to discontinue the amortization of goodwill and certain intangible assets with an indefinite useful life. Instead, goodwill and intangible assets deemed to have an indefinite useful life must be reviewed for impairment using a two-step method upon adoption of SFAS 142 and annually thereafter, or more frequently when indicators of impairment exist.

Upon adoption of SFAS 142, the Company was required to complete the two-step transitional goodwill impairment test. The Company completed step one of the transitional impairment test during the second quarter of fiscal 2003 and determined that there were indicators of impairment, as the carrying value of the reporting unit exceeded the fair value derived from the market capitalization model. The second step of the transitional impairment test to determine the amount of impairment was completed in the third quarter of fiscal 2003 by comparing fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Based on the results of the second transitional impairment test, the Company recorded a non-cash charge of $4.2 million, to reduce the carrying value of its goodwill, which is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations in fiscal 2003.

Revenue Recognition

The Company recognizes revenue from non-distributor product sales when the products are shipped to the customer, title has transferred, and no significant obligations remain. In addition, the Company requires the

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

following criteria to be met prior to recognizing revenue: (i) execution of a written customer order, (ii) shipment of the product, (iii) fee is fixed or determinable, and (iv) collectibility of the proceeds is probable. The Company’s shipment terms are FOB shipping point.

With respect to products shipped to distributors, the Company defers recognition of product revenue until the distributors sell its products to their customers. On occasion, however, the Company may sell products with “End of Life” status to its distributors under special arrangements without any price protection or return privileges for which the Company recognizes revenue upon transfer of title, typically upon shipment.

At the end of each accounting period, the Company makes a determination of certain factors including sales returns and allowances, which could affect the amount of revenue recorded for the period. Sales returns provisions include considerations for known but unprocessed sales returns and estimation for unknown returns based on our historical experiences.

Cash, Cash Equivalents and Short-term Investments

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents. Investments with an original maturity of greater than 90 days, but less than one year, are classified as short-term investments.

Investments in marketable equity securities and debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized to interest income over the life of the investment. Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in stockholders’ equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and other. The cost of securities sold is based on the specific identification method.

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of January 31, 2004 and 2003, and consists of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
January 31, 2004
Cash and cash equivalents:
Money market funds	$5,265	$—	$5,265
Commercial paper	5,995	(1)	5,994
Bank accounts	1,083	—	1,083

Total	$12,342	$(1)	$12,342

Short-term investments:
Commercial paper	$1,499	$(2)	$1,497
Corporate notes	4,964	(9)	4,955
Auction rate securities	10,680	—	10,680
Market auction preferred securities	2,429	—	2,429
U.S. Government agencies	10,673	6	10,679

Total	$30,245	$(5)	$30,240

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
January 31, 2003
Cash and cash equivalents:
Money market funds	$32,099	$—	$32,099
Commercial paper	2,000	(2)	1,998
Municipal bonds	2,004	—	2,004
Bank accounts	1,327	—	1,327

Total	$37,430	$(2)	$37,428

Short-term investments:
Commercial paper	$3,983	$(5)	$3,978
Corporate notes	7,378	13	7,391
Auction rate securities	15,164	—	15,164
U.S. Government agencies	3,122	2	3,124

Total	$29,647	$10	$29,657

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

Inventory consists of:	January 31, 2004	January 31, 2003
	(in thousands)
Raw materials	$7	$117
Work in process	—	102
Finished goods	95	316

Total	$102	$535

Goodwill

On adoption of SFAS 142, the Company reclassified certain intangibles with net book value of $383 thousand, consisting of assembled workforce and acquisition costs, which are no longer defined as an acquired intangible under SFAS 142, to goodwill. Accordingly, there was no amortization of assembled workforce and acquisition costs recognized during fiscal 2004 and fiscal 2003.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table presents a reconciliation of previously reported net loss and net loss per share to the amounts adjusted to exclude goodwill and acquired workforce amortization (in thousands, except per share data):

Net loss:
As reported	$(26,775)	$(35,112)	$(28,965)
Goodwill amortization	—	—	4
Workforce amortization	—	—	296
Acquisition costs amortization	—	—	84

As adjusted	$(26,775)	$(35,112)	$(28,581)

Basic and diluted net loss per share:
As reported	$(0.87)	$(1.22)	$(1.10)
Goodwill amortization	—	—	—
Workforce amortization	—	—	0.01
Acquisition costs amortization	—	—	—

As adjusted	$(0.87)	$(1.22)	$(1.09)

As noted above, based on the results of the transitional impairment test, the Company recorded a non-cash charge of $4.2 million, to reduce the carrying value of its goodwill to zero, which is reflected as a cumulative effect of an accounting change in the accompanying consolidated statements of operations in fiscal 2003. The Company does not have any goodwill recorded on the consolidated balance sheets as at January 31, 2003 and 2004.

Long Lived Assets

The Company evaluates the carrying value of its long-lived assets, consisting primarily of identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decline in the Company’s market value, significant reductions in projected future cash flows or gross margins, or macroeconomic factors including a prolonged economic downturn. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company will be required to write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon our weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including gross profit margins, long-term forecasts of the amounts and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets.

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Property, plant and equipment consist of the following (in thousands):

January 31,	2004	2003
Property, plant and equipment:
Computer equipment and software	$10,896	$10,747
Furniture and fixtures	1,756	1,650
Machinery and equipment	1,364	1,232

Total	14,016	13,629
Less accumulated depreciation and amortization	(10,714)	(7,789)

Property, plant and equipment, net	$3,302	$5,840

Intangible Assets

The Company’s intangible assets include licensed intellectual property and acquisition related core technology. Licensed intellectual property and acquisition related core technology are amortized on a straight-line basis over their estimated useful live of three years. See Note 8 of the Notes to the Consolidated Financial Statements for further discussion of intangible assets.

Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the years ended January 31, 2004 and 2003. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant for fiscal 2004, 2003, and 2002.

Concentration of Credit Risk

The Company’s historical sales through fiscal 2002 had been to PC notebook OEMs as well as to third-party system manufacturers who design and manufacture PC notebooks on behalf of the brand name OEMs. The Company expects to sell its future products to handheld systems OEMs as well as to third-party system manufacturers who design and manufacture handheld systems on behalf of the brand name OEMs. The Company performs continuing credit evaluations of its customers and, generally, does not require collateral. Letters of credit may be required from its customers in certain circumstances.

Net Income (Loss) per Share

Net Income (loss) per share represents the weighted average common shares outstanding during the period and excludes any dilutive effects of options, warrants, and convertible securities. The dilutive effects of options, warrants and convertible securities are included in diluted earnings per share in profitable periods, but are excluded in loss periods.

Comprehensive Income (Loss)

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive income (loss) and reported separately in stockholders’ equity.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Costs

Research and development costs are charged to expense when incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were immaterial in fiscal 2004, 2003 and 2002, respectively.

Stock Compensation

During the first quarter of fiscal 2004, the Company adopted the provisions of the FASB issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (“SFAS 148”). SFAS 148 amends FASB Statement No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure provisions of Statement 123 to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements.

At January 31, 2004, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. See Note 6 of the Notes to the Consolidated Financial Statements for description of the plans operated by the Company. The Company accounts for these plans under the intrinsic value method. The following table illustrates the pro forma effect on net loss and earnings per share if the Company had applied the fair value recognition method:

	2004	2003	2002
Net loss, as reported	$(26,775)	$(35,112)	$(28,965)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	701	1,892	2,780
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(3,606)	(5,649)	(6,740)

Pro forma net loss	(29,680)	(38,869)	(32,925)

Reported basic and diluted loss per share	$(0.87)	$(1.22)	$(1.10)

Pro forma basic and diluted loss per share	$(0.97)	$(1.35)	$(1.25)

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2004, 2003 and 2002, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

	Employee Option Plans			Employee Stock Purchase Plan
Year Ended January 31,	2004	2003	2002	2004	2003	2002
Risk-free interest rates	2.7%	3.6%	3.9%	1.3%	1.8%	4.2%
Volatility	.79	.64	.71	.81	.69	.75
Expected life of option in years	4.13	4.31	3.84	.50	.49	.80

Foreign Currency Transactions

Assets and liabilities of the Company’s foreign subsidiaries are translated into U.S. dollars at year-end exchange rates, and revenues and expenses are translated at average rates prevailing during the year. Local currencies are considered to be the functional currencies for the Company’s non-U.S. subsidiaries. Translation adjustments are included in shareholders’ equity in the consolidated balance sheet caption “Accumulated other comprehensive income (loss).” Foreign currency transaction gains and losses are included in results of operations as incurred, and have not been significant to the Company’s operating results in any fiscal year. The effect of foreign currency rate changes on cash and cash equivalents is not material.

Derivative Financial Instruments

The Company did not utilize any derivative financial instruments in fiscal 2004. The Company has utilized foreign currency forward contracts to minimize foreign currency fluctuation exposures related to these purchase commitments in the past. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s accounting policy for these instruments is based on the Company’s designation of such instruments as a hedge transaction. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts that are designated as hedges, for which a firm commitment has been attained, are deferred and recognized in income (loss) in the same period that the underlying transactions are settled. Gains and losses on any instrument not meeting the above criteria would be recognized in income in the current period. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related derivative instrument would be recognized in income (loss) in the same period.

Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, employee receivables, income tax receivables, capital leases and accounts payable. The Company believes all of the financial instruments’ recorded values approximate current values because of the short-term nature of these instruments.

Segment Information

The Company has one operating segment by which the chief operating decision maker evaluates performance and allocates resources. The majority of the Company’s net sales to date have been derived from the sale of multimedia accelerators.

Recent Accounting Pronouncements

In January of 2003, the FASB issued FIN No. 46, “Consolidation of Variable Interest Entities.” FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The Company has not entered into any arrangements or made any investments which qualify as a VIE after January 31, 2003 and therefore the initial implementation of FIN 46 had no impact on the Company’s financial statements. For VIEs acquired before February 1, 2003, FIN 46 required the Company to apply the accounting and disclosure rules in the first fiscal year or interim period beginning after December 15, 2003. This requirement was superseded by issuance of revision to Interpretation No. 46, as noted below.

In December 2003, the FASB issued revision to Interpretation No. 46 (“FIN 46R”) which replaced FIN 46. The revised interpretation further refines the definition of VIEs and provides guidelines on identifying them and assessing an enterprise’s interests in a VIE to decide whether to consolidate that entity. FIN 46R applies at different dates to different types of enterprises and entities, and special provisions apply to enterprises that have fully or partially applied FIN 46 prior to issuance of FIN 46R. Generally, application of FIN 46R is required in financial statements of public entities that have interests in VIEs or potential VIEs commonly referred to as special-purpose entities for periods ending after December 15, 2003. Application by public entities for all other types of entities is required in financial statements for periods ending after March 15, 2004. The adoption of FIN 46R is not expected to have a material impact on the results of operations or financial condition of the Company.

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

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS 150) which requires freestanding financial instruments such as mandatory redeemable shares, forward purchase contracts and written put options to be reported as liabilities by their issuers as well as related new disclosure requirements. The provisions of SFAS 150 are effective for instruments entered into or modified after May 31, 2003 and pre-existing instruments as of the beginning of the first interim period that commences after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company’s financial condition or results of operations.

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

In December 2003, the Staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition,” which supersedes Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements” (“SAB No. 101”). SAB 104’s primary purpose is to rescind the accounting guidance contained in SAB No. 101 related to multiple-element revenue arrangements that was

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. Additionally, SAB 104 rescinds the SEC’s related Revenue Recognition in Financial Statements Frequently Asked Questions and Answers issued with SAB No. 101 that had been codified in SEC Topic 13, Revenue Recognition. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB No. 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on the Company’s financial position or results of operations.

2. ACQUISITIONS AND DIVESTITURES

In December 2001, NeoMagic Corporation completed the acquisition of certain assets, customer contracts, and intellectual properties of LinkUp Systems Corporation of Santa Clara, California, in exchange for 1,600,000 shares of NeoMagic common stock valued at $3.13 per share. This transaction was accounted for as a purchase. The total purchase price was approximately $9.2 million and consisted of the fair market value of NeoMagic’s common stock issued of $5.0 million, the fair market value of NeoMagic common stock options issued of $3.9 million and estimated direct transaction costs of $0.3 million.

The purchase price was allocated to intangible assets and in-process research and development based on valuation reports prepared by the specialists. The purchase price was allocated as follows:

Net tangible liabilities		$(0.2)
Intangible assets:
Customer relationships	0.7
Developed technology	0.9
Core technology	1.8
Internally developed software	0.1	3.5

In-process research and development		0.7
Deferred stock compensation		1.4
Goodwill		3.8

Total		$9.2

The deferred stock compensation of $1.4 million was recorded to reflect the intrinsic value of in-the-money NeoMagic common stock options granted to employees, who, as a condition to the closing of purchase agreement, agreed to join NeoMagic. Amortization expense associated with the in-the-money options was amortized to expense over the year subsequent to the acquisition date. In addition to the intangible assets acquired and deferred compensation, the Company recorded a $0.7 million charge, representing the write-off of acquired in-process research and development (“IPR&D”).

The following intangibles with definite lives are amortized on a straight-line basis over the following periods, which approximate their useful lives:

Customer relationships	3 years
Developed technology	2 years
Core technology	3 years

During fiscal 2003, the Company determined that certain intangible assets purchased as part of the LinkUp Systems Corporation acquisition completed in December 2001 were impaired and recorded an impairment charge. See Note 8 for a discussion of the impairment charge.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal year 2000, the Company decided not to pursue the further development of technologies for the DVD market. In April 2000, pursuant to an asset purchase agreement, the Company sold the principal assets of the DVD product group, primarily consisting of fixed assets and intangible assets to LSI Logic (“Buyer”). The Company received $11.7 million in a lump-sum cash payment and an additional $3.1 million was contingent on the Company’s performance of certain obligations related to the transfer of licenses with third parties to the Buyer. The Company received a $1.5 million cash payment which was previously contingent on the Company’s performance of certain obligations related to the transfer of licenses with third parties to the Buyer in fiscal 2001. In fiscal 2003, the Company received the remaining contingent payment of $1.6 million upon completing the transfer of licenses with third parties to the Buyer, and recorded the amount as a gain in the Consolidated Statements of Operations for the fiscal year ended January 31, 2003.

3. RESTRUCTURING

In March 2001, the Company reduced its workforce in the U.S. by 18 and in Israel by 25 to be more in-line with its plans for fiscal year 2002. The affected employees were primarily engaged in research and development. The Company accrued and paid severance costs aggregating $0.8 million in fiscal 2002 related to this reduction in workforce.

4. EARNINGS (LOSS) PER SHARE

Per share information is as follows:

Year Ended January 31,	2004	2003	2002
	(in thousands except per share data)
Numerator:
Net loss	$(26,775)	$(35,112)	$(28,965)

Denominator:
Denominator for basic and diluted loss per share—weighted-average shares	30,650	28,872	26,311
Basic and diluted loss per share	$(0.87)	$(1.22)	$(1.10)

For fiscal years 2004, 2003 and 2002 basic earnings per share equals diluted earnings per share due to the net loss for the year. During fiscal 2004, 2003, and 2002 the Company excluded options to purchase 736,653, 580,695, and 813,792 shares of common stock, respectively, from the diluted income per share computation because the effect was anti-dilutive for these years.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. INCOME TAXES

Income (loss) before taxes and the provision (benefit) for income taxes in fiscal 2004, 2003 and 2002 consists of the following:

Year Ended January 31,	2004	2003	2002
	(in thousands)
Income (loss) before taxes
U. S.	$(27,047)	$(29,688)	$(23,325)
Foreign	315	(7,543)	(6,770)

Total income (loss) before taxes	$(26,732)	$(37,231)	$(30,095)

Provision (benefit) for taxes
Current:
Federal	$—	$(6,339)	$(2,800)
Foreign	43	45	(9)

	$43	$(6,294)	$(2,809)

Deferred:
Federal	$—	$—	$1,679

Total provision (benefit) for income taxes	$43	$(6,294)	$(1,130)

The Company’s income tax provision (benefit) differs from the federal statutory rate of 35% due to the following:

Year Ended January 31,	2004	2003	2002
	(in thousands except percentages)
Pretax income (loss)	$(26,732)	$(37,231)	$(30,095)
Federal statutory rate	35%	35%	35%
Expected tax (benefit)	(9,356)	(13,031)	(10,534)
Change in valuation allowance	—	—	1,061
Foreign taxes	43	45	—
Net operating loss not currently benefited	9,406	6,127	7,412
Non-deductible amortization of deferred compensation	(59)	557	924
Other	9	8	7

Provision (Benefit) for income taxes	$43	$(6,294)	$(1,130)

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

Year Ended January 31,	2004	2003
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$14,823	$4,924
Research and development credit	3,844	3,562
Alternative minimum tax credit	—	—
Acquisition costs	1,617	1,540
Reserves and accruals	1,071	1,619
Capitalized R&D	3,085	2,307
Other	77	89

Total deferred tax assets	24,517	14,041
Valuation allowance	$(24,517)	$(14,041)

Net deferred tax assets	—	—

Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. At January 31, 2004, the Company has provided a valuation allowance of $24.5 million equal to its total deferred tax assets due to uncertainties surrounding their realization. The valuation allowance increased by $10.5 million, $2.5 million, and $10.5 million in fiscal 2004, 2003 and 2002, respectively. At January 31, 2004, approximately $0.7 million of the valuation allowance referenced above relates to the tax benefit of stock option deductions that will be credited to additional paid in capital, when realized.

As of January 31, 2004, the Company had net operating loss carryforwards for federal income tax purposes of approximately $39.1 million. The federal net operating loss will expire in fiscal years beginning in 2023 through 2024. The Company also had research and development credit carryforwards for federal income tax purposes of approximately $2.3 million, which expire in fiscal years beginning in 2019 through 2024. In addition, the Company had net operating losses and research and development tax credits for state income tax purposes of approximately $23.2 million and $2.4 million, respectively. The state net operating loss will expire in the years beginning in 2013, and state research and development tax credits will not expire. Utilization of the Company’s federal net operating loss and research credit carryforwards may be subject to an annual limitation due to the “change of ownership” provisions of the Tax Reform Act of 1986. The annual limitation may result in the expiration of net operating loss and research credit carryforwards before utilization.

Income taxes payable balances on the Consolidated Balance Sheets are represented by accruals recorded by the Company for potential income tax liabilities.

6. STOCKHOLDERS’ EQUITY

Warrants

The Company granted warrants in connection with the acquisition of Associative Computing Ltd. in February 1999. The warrants were for the purchase of 100,000 shares of NeoMagic common stock at an exercise price of $20 per share and were fully transferable. The warrants were exercisable, in whole or in part, for five years after February 1999, and the shares, to be issued upon the exercise of the warrants were to be freely

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

tradable as of the date of exercise. As of January 31, 2004, none of these warrants had been exercised and in February 2004 the warrants expired unexercised.

Stock Plan

In accordance with the 2003 Stock Plan (the “Plan”), the Board of Directors may grant Nonstatutory stock options and stock purchase rights to employees, consultants and directors. Incentive Stock Options may be granted only to Employees. The Company has reserved a total of 1,431,246 shares under the Plan. The Plan terminates in 2013. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the Plan. Stock options expire no later than ten years from the date of grant. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a ninety-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options prior to vesting are subject to repurchase by the Company. As of January 31, 2004, no shares of common stock were subject to this repurchase provision. Other options granted under the Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. The 2003 Plan is subject to an automatic increase in the number of shares forfeited in the 1993 Plan by grantees who do not exercise their vested options. As of January 31, 2004 the maximum number of options outstanding and unexercised in the 1993 Plan was 4,504,312.

Under the 1998 Nonstatutory Stock Option Plan, the Board of Directors may grant nonstatutory stock options to employees, consultants, and an officers initial employment grants. The Company has reserved a total of 8,200,000 shares under the Plan. Unless terminated sooner, the Plan will terminate automatically in June 2008.

In accordance with the 1993 Stock Plan (the “Plan”), the Board of Directors may grant incentive stock options, nonstatutory stock options and stock purchase rights to employees, consultants and directors. The Company has reserved a total of 9,593,754 shares under the Plan. The Plan terminated in September 2003. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the Plan. Stock options expire no later than ten years from the date of grant. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a ninety-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options prior to vesting are subject to repurchase by the Company. As of January 31, 2004, no shares of common stock were subject to this repurchase provision. Other options granted under the Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. Unexercised forfeited shares are transferable to the 2003 Plan as provided within the 2003 Plan.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity under the three plans, and related information for the three years ended January 31, 2004 follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price
Balance at January 31, 2001	7,111,746	$4.37
Granted	2,581,076	2.54
Exercised	(316,326)	1.03
Canceled	(1,438,707)	5.77

Balance at January 31, 2002	7,937,789	$3.64

Granted	2,569,280	3.05
Exercised	(216,572)	1.22
Canceled	(989,880)	3.72

Balance at January 31, 2003	9,300,617	$3.52

Granted	4,880,452	2.39
Exercised	(473,366)	1.39
Canceled	(2,177,461)	6.05

Balance at January 31, 2004	11,530,242	$2.66

At January 31, 2004, options to purchase 4,403,711 shares of common stock were vested at prices ranging from $0.28 to $21.31 and 1,982,438 shares of common stock were available for future grants under the plans.

The following table summarizes information about stock options outstanding at January 31, 2004:

Options Outstanding and Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.28—$0.28	3,500	1.44	$0.28	3,500	$0.28
$0.80—$1.00	1,657,644	7.68	1.00	1,242,625	1.00
$1.02—$2.30	1,554,705	9.31	2.05	339,931	1.76
$2.45—$2.58	1,435,500	9.78	2.58	0	0
$2.62—$2.79	1,462,712	9.54	2.78	1,035,129	2.79
$2.81—$3.94	5,281,181	7.51	3.17	3,884,799	3.17
$4.37—$13.00	132,500	4.20	9.14	130,500	9.20
$21.31—$21.31	2,500	4.89	21.31	2,500	21.31

	11,530,242	8.28	$2.66	6,638,984	$2.76

Employee Stock Purchase Plan

A total of 2,900,000 shares of common stock has been reserved for issuance under the 1997 Employee Stock Purchase Plan (“Purchase Plan”). The 1997 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping twenty-four month offering periods that begin every six

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

months. Each twenty-four month offering period includes four six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant’s accumulated payroll deductions. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period.

In fiscal 2004, 2003 and 2002, 578,698, 381,209, and 201,290 shares, respectively, of common stock at an average price of $0.98, $1.43, and $2.60 per share, respectively, were issued under the 1997 Purchase Plan. Shares available for purchase under the Purchase Plan were 1,196,126 at January 31, 2004.

Stock-Based Compensation

The Company has elected to follow the intrinsic value method in accounting for its employee stock awards because, as discussed below, the alternative fair value accounting method requires use of option valuation models that were not developed for use in valuing employee stock options. Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

Had compensation costs been determined based upon the fair value at the grant date for awards under these plans, the Company’s fiscal 2004 net loss and loss per share would have increased by approximately $3.6 million, or $0.12 per share. The Company’s fiscal 2003 net loss and loss per share would have increased by approximately $5.6 million, or $0.20 per share. The Company’s fiscal 2002 net loss and loss per share would have increased by approximately $6.7 million, or $0.25 per share. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option’s vesting period and stock purchased under the 1997 Purchase Plan is amortized over the six-month purchase period.

The weighted average fair value of options granted during fiscal 2004 and fiscal 2002 with exercise prices less than the market price at the date of grant is $1.01 and $1.17 per share, respectively. There were no options granted during fiscal 2003 with an exercise price less than the market price at the date of grant. The weighted average fair value of options granted during fiscal 2004, 2003 and 2002 with exercise prices equal to the market price at the date of grant is $2.54, $3.05 and $3.24 per share, respectively.

Deferred Stock Compensation

In connection with the grant of certain stock options to employees in fiscal 2004 and fiscal 2002, the Company recorded deferred stock compensation of $572,000 and $1,795,000, respectively, for the difference between the fair value of common stock at the date of grant and the option exercise price. These amounts are presented as a credit to additional paid-in capital with an offsetting debit to deferred stock compensation included in stockholders’ equity and are amortized over the vesting period of the related options. In connection with the grant of certain stock awards to employees in fiscal 2004, the Company recorded deferred stock compensation of $621,000 for the difference of the par value of common stock and the fair market value on the Board of Director

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

approval date. The majority of the awards were issued on September 18, 2003, and held in a restricted account until their release on March 1, 2004. These amounts are presented as a reduction of stockholders’ equity and were amortized over the vesting period of the related award. In fiscal 2004, 2003 and 2002, $31,000, $108,000 and $596,000, respectively was recorded as reductions to deferred stock compensation to reflect the unamortized portion of deferred stock compensation related to the cancellation of unvested options upon employee terminations.

7. SAVINGS PLAN

The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 60% beginning January 1, 2003 of their pre-tax salaries per year, but not more than the statutory limits. Prior to January 1, 2003, the Company contributed $0.30 for every dollar the employee contributed to the plan up to the first 6% of earnings. As of January 1, 2003, the Company changed to a discretionary matching program. The Company stopped the employer match as of January 1, 2003. The Company made matching contributions to employees of $0, $131,000 and $114,000 in fiscal 2004, 2003 and 2002, respectively.

8. INTANGIBLE ASSETS

The following table provides a summary of the carrying amount of intangible assets that will continue to be amortized and excludes amounts originally allocated to an intangible asset representing the value of the assembled workforce:

Intangible assets subject to amortization were as follows (in thousands):

January 31, 2004	Cost	Accumulated Amortization	Net
Licensed intellectual property	$3,275	$(657)	$2,618
Core technology	1,800	(1,250)	550

	$5,075	$(1,907)	$3,168

January 31, 2003	Cost	Accumulated Amortization	Net
Licensed intellectual property	$3,244	$(45)	$3,199
Core technology	1,800	(650)	1,150
Patents	1,697	(1,697)	—

	$6,741	$(2,392)	$4,349

Amortization expense for other intangible assets was $1,212, $1,806 and $1,672 thousand in fiscal 2004, 2003 and 2002, respectively. Licensed intellectual property and core technology are amortized over three years. Estimated annual amortization expense for other intangible assets is as follows:

(in thousands)
2005	1,642
2006	1,047
2007	479

Total	$3,168

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the first quarter of fiscal 2003, the Company wrote-off licensed intangible properties with a net book value of $531 thousand relating to licensed intellectual property that will no longer be used.

During fiscal 2003, the Company determined that certain intangible assets purchased as part of the LinkUp Systems Corporation acquisition completed in December 2001 were impaired and recorded a total impairment charge of $1,043 thousand during the period. Of the total impairment charge, $491 thousand related to impairment of certain acquired intangibles that were capitalized relating to developed technology. The impairment was caused by a decline in the related sales forecasts of products associated with the intangibles. The impairment charge relating to developed technology is included in the cost of sales section of the Consolidated Statements of Operations. In addition, the Company also recorded a $506 thousand impairment charge with respect to intangibles relating to customer relationships. Several key customers with whom the Company was engaged have abandoned their related product plans, which led to the impairment. The Company also recorded a $46 thousand impairment charge with respect to intangibles that were capitalized as internal use software. The Company no longer uses the software. The impairment charge relating to customer relationships and internal use software is included in the operating expenses section of the Consolidated Statements of Operations in fiscal 2003.

9. OBLIGATIONS UNDER CAPITAL LEASES

In fiscal 2003, the Company entered into capital leases to finance software licenses used in the design of semiconductors. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized:

January 31,	2004	2003
	(in thousands)
Gross property, plant and equipment under capital lease	$4,073	$4,073
Accumulated depreciation	(1,738)	(381)

Net property, plant and equipment under capital lease	$2,335	$3,692

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following as of January 31, 2004:

(in thousands)
2005	$1,950
2006	829

Total minimum lease payments	2,779
Less: amount representing interest	(224)

Present value of net minimum lease payments	2,555
Less: current portion	(1,756)

Long-term portion	$799

See Note 15 of Notes to Consolidated Financial Statements for information on a new capital lease agreement entered into in March 2004 for additional software and to extend the terms of one the Company’s existing leases as of January 31, 2004.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. COMMITMENTS AND CONTINGENCIES

Commitments

In May 1996, the Company moved its principal headquarters to a new facility in Santa Clara, California, under a non-cancelable operating lease that expired in April 2003. In January 1998, the Company entered into a second non-cancelable operating lease for an adjacent building which became its new corporate headquarters. This lease had a co-terminus provision with the original lease that expired in April 2003. In March 2002, the Company extended the term for 45,000 square feet under this lease for another 7 years with a termination date of April 2010. The Company leases offices in India and Israel under operating leases that expire at various times through December 2006. Future minimum lease payments under operating leases are as follows:

Fiscal year ending January 31:
(in thousands)
2005	$1,138
2006	1,090
2007	1,101
2008	1,046
2009	1,073
Thereafter	1,377

Total minimum lease payments	$6,825

Rent expense under operating leases was $1,201, $1,849 and $2,272 thousand in fiscal 2004, 2003 and 2002, respectively.

In November 2000, the Company signed a sublease agreement. Rent income related to this sublease agreement was $0, $260 and $1,069 thousand in fiscal 2004, 2003 and 2002, respectively.

In June 2001, the Company signed an additional sublease agreement. Rent income related to this sublease agreement was $0, $199 and $191 thousand in fiscal 2004, 2003 and fiscal 2002, respectively.

Contingencies

As a general matter, the semiconductor industry is characterized by substantial litigation, regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleges that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003, the Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. Management believes the Company has valid defenses against Trident’s claims. There can be no assurance as to the results of the patent infringement appeal and the counter-suit for antitrust filed by Trident. As the Company cannot reasonably estimate the outcome of the claim, no accrual has been recorded for the potential loss contingency relating to the Trident counter-suit.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. SIGNIFICANT CUSTOMERS AND EXPORT SALES

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 91%, 84% and 93% of net sales in fiscal 2004, 2003 and 2002, respectively. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s net sales by major geographic area:

	Year Ended January 31,
	2004	2003	2002
Japan	40%	43%	53%
Taiwan	34%	39%	31%
Hong Kong	14%	0%	0%
United States	9%	16%	7%
Europe	3%	2%	9%

The following customers accounted for more than 10% of net sales:

	Year Ended January 31,
	2004	2003	2002
Edom Technology Co.**	25%	20%	*0%
Silicon Media, Inc.**	24%	15%	*0%
ESS Technology International, Inc.	14%	*0%	*0%
Macnica, Inc.**	10%	26%	*0%
Silicon Alliance Int.	*0%	17%	*0%
Dia**	*0%	*0%	38%
Quanta	*0%	*0%	16%

*	represents less than 10% of net revenue
**	customer is a distributor

12. RELATED PARTY TRANSACTIONS

The Company has current notes receivable from officers and employees of $0 and $1.2 million as of January 31, 2004 and January 31, 2003, respectively. The Company has non-current notes receivable from officers and employees of $10 thousand and $100 thousand as of January 31, 2004 and January 31, 2003, respectively. The notes bear interest from 4.82% to 5.59%.

A loan to an officer in the amount of $1.2 million (which was made in two equal parts in fiscal 2001 and fiscal 2002) is included in current employee notes receivable as of January 31, 2003. This loan contained provisions for forgiveness, based on a guaranteed gain agreement. Under the agreement, if the officer fails to realize a guaranteed minimum gain of $1.2 million on the 150,000 options granted in connection with his acceptance of employment, the Company is required to forgive a portion of the loan to compensate for the deficit, which is the difference between $1.2 million guaranteed gain and actual gain realized on the exercise of options. The Company recorded deferred compensation in the amount of the guaranteed $1.2 million gain, which was amortized over 24 months, beginning in the second quarter of fiscal 2001. In January 2003, the officer’s

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

options were fully vested, but the officer had not exercised his option to purchase any of the shares pursuant to the original agreement. The Company and the officer entered into a new agreement in order to cancel the option with respect to the first 150,000 shares of common stock vested under the original agreement and all obligations of the parties with respect thereto, including the guarantee. As consideration for the partial termination of the options and the guarantee, the Company was required to pay the officer $1.2 million, and the officer was required to repay the original note. In the first quarter of fiscal year 2004, the Company paid the officer the $1.2 million and the officer repaid the original notes and accrued interest in full, in accordance with the revised agreement.

During fiscal 2002, the Board of Directors authorized the Company to release an officer from the collateral provisions associated with a note receivable. This note had initially been collateralized in 1996 in connection with the exercise of unvested NeoMagic common stock options. At the time of the authorized release of the collateral restrictions, the underlying shares had matured, i.e. vested. The release of the collateral provisions resulted in the reclassification of the related note from stockholders’ notes receivable to an employee note receivable. The Board also authorized the Company to forgive the newly reclassified employee note receivable principal of $400 thousand and accrued interest of $117,600 between May 2001 and April 2002, based on continued employment. The loan forgiveness was recorded as compensation expense over the forgiveness period. The Company recorded compensation expense of $467,600 and $50,000 during fiscal 2002 and 2003, respectively.

In September 2001, the Company provided a loan to an officer, in the aggregate principal amount of $100 thousand at an annual interest rate of 4.82% pursuant to a promissory note secured by a pledge of an aggregate of 240,000 shares of Common stock. As of January 31, 2004, an aggregate amount of $10 thousand, which includes interest payable, remained outstanding on the promissory note. In the first quarter of fiscal year 2005, the promissory note and accrued interest were paid in full.

13. SPECIAL CHARGE

In January 2001, the Company extended its wafer supply agreement with Infineon Technologies AG of Germany (“Infineon”) through fiscal 2004 to ensure future wafer supply for the Company’s new product efforts. NeoMagic provided $15.0 million in guarantees towards its wafer purchases over the term of the agreement. The amount of guarantee was collateralized by restricted cash. Due to uncertainties over Infineon’s continued eDRAM product development, the Company decided not to use Infineon’s eDRAM technology for its future production. Based on negotiations between NeoMagic and Infineon on restructuring the wafer supply agreement with the intent to release NeoMagic from the related guarantee, the Company recorded $3.6 million in charges, which reflects the value of the final settlement in fiscal 2003. The $3.6 million charge is composed of a $1.5 million cash payment and the issuance of $2.1 million in common stock. These amounts are shown on the Consolidated Condensed Statements of Operations as a special charge for fiscal 2003. As a result of the settlement, $15.0 million of restricted cash was released and reclassified to cash and cash equivalents on the Consolidated Balance Sheet for fiscal 2003.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14. CASH FLOW STATEMENT

	Years Ended, January 31
	2004	2003	2002
	(in thousands)
Supplemental schedules of cash flow information
Cash paid (received) during the year for:
Interest	267	$75	$12
Taxes paid (refunded)	$57	$(9,215)	$(5,698)

The Company issued common stock in fiscal 2003 of $2.1 million in connection with settlement of its wafer supply agreement with Infineon.

During fiscal 2003, the Company entered into capital leases to finance software in the amount of $4.4 million, which is a non-cash financing and investing activity.

The acquisition of LinkUp Systems Corporation in fiscal 2002, a non-cash financing and investing activity, was completed with the issuance of NeoMagic’s common stock of $5.0 million and the issuance of NeoMagic common stock options with a fair value of $3.9 million.

15. SUBSEQUENT EVENT (UNAUDITED)

In March 2004, the Company entered into a new capital lease agreement for additional software and to extend the terms of one of its existing lease agreements that was to expire in July 2005. The revised capital lease agreement will expire in February 2007.

The future minimum payment obligations relating to capital lease agreements, after taking the effect of lease amendments, as of March 31, 2004 is as follows:

(in thousands)
2005	$1,936
2006	1,127
2007	680
2008	170

Total minimum lease payments	3,913
Less: amount representing interest	(300)

Present value of net minimum lease payments	$3,613

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 9, 2004.

NEOMAGIC CORPORATION

By:	/s/ SCOTT SULLINGER

SCOTT SULLINGER Vice President Finance and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated:

Name	Title	Date

/s/ PRAKASH AGARWAL Prakash Agarwal	President, Chief Executive Officer and Director (Principal Executive Officer)	April 9, 2004

/s/ SCOTT SULLINGER Scott Sullinger	Vice President Finance and Chief Financial Officer (Principal Financial Officer)	April 9, 2004

/s/ M.J. SILVA M.J. Silva	Corporate Controller (Principal Accounting Officer)	April 9, 2004

/s/ BRIAN P. DOUGHERTY Brian P. Dougherty	Director	April 9, 2004

/s/ JIM LALLY Jim Lally	Director	April 9, 2004

/s/ ANIL GUPTA Anil Gupta	Director	April 9, 2004

/s/ PAUL RICHMAN Paul Richman	Director	April 9, 2004

/s/ CARL STORK Carl Stork	Director	April 9, 2004

/s/ VINIT SETHI Vinit Sethi	Director	April 9, 2004

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JANUARY 31, 2004, 2003 AND 2002

(In thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended January 31, 2002	$147	—	$147	$—
Year ended January 31, 2003	$—	$58	$—	$58
Year ended January 31, 2004	$58	—	$58	$0