Form 10-Q
period 2004-04-30
NEOMAGIC CORP
filed 2004-06-14
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 000-22009

NEOMAGIC CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	77-0344424
[ State or other jurisdiction of incorporation or organization]	[I.R.S. Employer Identification No.]

3250 Jay Street Santa Clara, California	95054
[Address of principal executive offices]	[Zip Code]

(408) 988- 7020

Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☒    No  ☐

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 30, 2004 was 32,225,338

Part I. Financial Information

Item I. Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 30, 2004	April 30, 2003
(In thousands, except per share data)
Net sales	$651	$624

Cost of sales (1)	715	588

Gross profit (loss)	(64)	36

Operating expenses:
Research and development (2)	4,868	5,019
Sales, general and administrative (3)	2,140	1,777

Total operating expenses	7,008	6,796

Loss from operations	(7,072)	(6,760)

Other income (expense), net:
Interest income and other	103	211
Interest expense	(24)	(87)

Loss before income taxes	(6,993)	(6,636)

Income tax provision	7	—

Net loss	$(7,000)	$(6,636)

Basic and diluted net loss per share	$(.22)	$(.22)

Weighted average common shares outstanding for basic and diluted	32,077	30,277

(1)	Includes $4 and $6 in amortization of deferred stock compensation for the three months ended April 30, 2004 and April 30, 2003, respectively.
(2)	Includes $65 and $67 in amortization of deferred stock compensation for the three months ended April 30, 2004 and April 30, 2003, respectively.
(3)	Includes $49 and $35 in amortization of deferred stock compensation for the three months ended April 30, 2004 and April 30, 2003, respectively.

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2004	January 31, 2004(1)
(In thousands)
ASSETS

Current assets:
Cash and cash equivalents	$7,310	$12,342
Short-term investments	29,394	30,240
Accounts receivable, net	145	384
Inventory	666	102
Other current assets	1,307	974

Total current assets	38,822	44,042

Property, plant and equipment, net	3,656	3,302
Employee note receivable	—	10
Intangibles, net	2,745	3,168
Other assets	625	339

Total assets	$45,848	$50,861

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,178	$1,344
Compensation and related benefits	1,506	1,257
Income taxes payable	3,675	3,675
Current portion of capital lease obligations	1,971	1,756
Other accruals	265	203

Total current liabilities	8,595	8,235

Capital lease obligations	1,642	799

Commitments and contingencies

Stockholders’ equity:
Common stock	32	32
Additional paid-in-capital	91,212	90,496
Deferred compensation	(458)	(535)
Accumulated other comprehensive loss	(15)	(6)
Accumulated deficit	(55,160)	(48,160)

Total stockholders’ equity	35,611	41,827

Total liabilities and stockholders’ equity	$45,848	$50,861

(1)	Derived from the January 31, 2004 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2004.

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30,
	2004	2003
(In thousands)
Operating activities:
Net loss	$(7,000)	$(6,636)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	999	905
Amortization of deferred compensation	118	108
Changes in operating assets and liabilities:
Accounts receivable	239	(4)
Inventory	(564)	(224)
Other current assets	(198)	(94)
Other assets	(34)	43
Accounts payable	(166)	(456)
Compensation and related benefits	249	(202)
Income taxes payable	—	31
Tax benefit from employee stock options	—	3
Other accruals	62	(271)

Net cash used in operating activities	(6,295)	(6,797)

Investing activities:
Purchases of property, plant, equipment and intangibles	(32)	(105)
Purchases of short-term investments	(7,695)	(22,727)
Maturities of short-term investments	8,532	7,842

Net cash provided by (used in) investing activities	805	(14,990)

Financing activities:
Payments on capital lease obligations	(217)	(129)
Net proceeds from issuance of common stock	675	—

Net cash provided by (used in) financing activities	458	(129)

Net decrease in cash and cash equivalents	(5,032)	(21,916)
Cash and cash equivalents at beginning of period	12,342	37,428

Cash and cash equivalents at end of period	$7,310	$15,512

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$35	$24
Taxes	$6	$6

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively “NeoMagic” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at April 30, 2004, and the operating results and cash flows for the three months ended April 30, 2004 and 2003. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2004, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended April 30, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005.

The first fiscal quarters of 2005 and 2004 ended on May 2, 2004 and April 27, 2003, respectively. The Company’s quarters generally have 13 weeks. The first quarter of fiscal 2005 had 14 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2005 will have 53 weeks. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of April.

2. Stock Compensation

At April 30, 2004, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. The Company accounts for these plans under the intrinsic value method. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition method:

Three months ended April 30,	2004	2003
(in thousands, except per share amounts)
Net loss, as reported	$(7,000)	$(6,636)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	118	108
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,262)	(771)

Pro forma net loss	(8,144)	(7,299)

Reported basic and diluted loss per share	$(0.22)	$(0.22)

Pro forma basic and diluted loss per share	$(0.25)	$(0.24)

In the three months ended April 30, 2004 and 2003, respectively, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

	Option Plans		Stock Purchase Plan
Three months ended April 30,	2004	2003	2004	2003
Risk-free interest rates	3.57%	1.6%	1.31%	1.45%
Volatility	.71	.55	.79	.68
Expected life of option in years	4.93	2.03	.49	.49

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

3. Loss Per Share

The following data show the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

Per share information is as follows:

Three months ended April 30,	2004	2003
(in thousands except per share data)
Numerator:
Net loss	$(7,000)	$(6,636)

Denominator:
Denominator for basic and diluted loss per share- weighted-average shares	32,077	30,277

Basic and diluted loss per share	$(.22)	$(.22)

For the three months ended April 30, 2004 and 2003, respectively, basic earnings per share equals diluted earnings per share due to the net loss for the quarter. During the three months ended April 30, 2004 and 2003, respectively, the Company excluded options to purchase 3,342,485 and 189,340 shares of common stock.

4. Inventories

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

Inventory consists of:	April 30, 2004	January 31, 2004
(in thousands)
Raw materials	$187	$7
Work in process	43	—
Finished goods	436	95

Total	$666	$102

5. Accumulated Other Comprehensive Loss

Total accumulated other comprehensive loss was $15 thousand at April 30, 2004 and $6 thousand at January 31, 2004. Accumulated other comprehensive loss consists entirely of unrealized losses on available for sale securities.

6. Intangible Assets

The following table provides a summary of the carrying amount of intangible assets that will continue to be amortized (in thousands):

April 30, 2004	Cost	Accumulated Amortization	Net
Licensed intellectual property	$3,275	$(930)	$2,345
Core technology	1,800	(1,400)	400

	$5,075	$(2,330)	$2,745

January 31, 2004	Cost	Accumulated Amortization	Net
Licensed intellectual property	$3,275	$(657)	$2,618
Core technology	1,800	(1,250)	550

	$5,075	$(1,907)	$3,168

Amortization expense for intangible assets was $423 thousand and $183 thousand for the three months ended April 30, 2004 and 2003, respectively. Licensed intellectual property and core technology are amortized over three years. Estimated annual amortization expense for intangible assets is as follows as of April 30, 2004:

Fiscal years ending January 31,
(in thousands)
2005	1,219
2006	1,047
2007	479

Total	$2,745

7. Obligations Under Capital Leases

Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized:

	April 30, 2004	January 31, 2004
(in thousands)
Software under capital lease	$4,176	$4,073
Accumulated amortization	(1,286)	(1,738)

Net software under capital lease	$2,890	$2,335

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of April 30, 2004:

Fiscal year ending January 31,
(in thousands)
2005	$1,936
2006	1,127
2007	680
2008	170

Total minimum lease payments	3,913
Less: amount representing interest	(300)

Present value of net minimum lease payments	3,613
Less: current portion	(1,971)

Long-term portion	$1,642

8. Contingencies

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

9. Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the first quarter of fiscal 2005 and 2004. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant for the first quarter of fiscal 2005 and 2004.

Part I. Financial Information

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current intentions and expectations. Examples of such forward-looking statements include statements regarding future revenues, expenses, losses and cash flows, the launch of new products by NeoMagic and its customers and research and development activities. However, actual events and results could vary significantly based on a variety of factors including those set forth below under “Factors that May Affect Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in the Company’s expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

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

NeoMagic has established strategic relationships with third-party manufacturing partners to produce semiconductor products for the Company. Pursuant to these strategic relationships, NeoMagic designs the overall product, including the logic and analog circuitry, and the manufacturing partners manufacture the wafers, assemble, test and package the products. NeoMagic is focused on leveraging its core competencies in integrating logic, analog and memory, along with graphics, video, 3D and other multimedia technologies, drivers, middleware and operating system software, and power management in its continued development of solutions that facilitate the mobilization of multimedia applications.

NeoMagic introduced the MiMagic 5 Applications Processor (NMS9200) in November 2002, and began sampling the product in February 2003. To date, the Company has announced nine MiMagic 5 design wins, all with customers in Asia. The Company expects to start ramping production shipments of the MiMagic 5 late in fiscal 2005, with significant revenues not expected to be generated until fiscal 2006.

NeoMagic introduced the MiMagic 6 Application Processor (NMS9600) in June 2003, and began sampling the product in November 2003. The MiMagic 6 is the first product to use a new technology architecture, called Associative Processor Array (APA). The APA architecture uses a massively parallel approach to processing information, which means that APA operates on multimedia data in parallel, without increasing clock rates. Existing competitive solutions use a sequential processing flow that operates on each individual data element in sequence, relying on ever-faster clock rates to improve performance. These faster clock rates burn power, thus reducing battery life. With its ability to handle large amounts of data simultaneously and at lower clock rates, the APA platform is able to process multimedia data such as video, still pictures and audio with low power consumption. The Company expects to begin revenue shipments of the MiMagic 6 during the first half of fiscal 2006.

The Company’s fiscal year end is January 31. Any references herein to a fiscal year refer to the year ended January 31 of such year. The first fiscal quarters of 2005 and 2004 ended on May 2, 2004 and April 27, 2003, respectively. The Company’s quarters generally have 13 weeks. The first quarter of fiscal

2005 had 14 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2005 will have 53 weeks. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of April.

Critical Accounting Policies

NeoMagic’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets and long-lived assets, revenue recognition, inventories and income taxes. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Intangible Assets and Long Lived Assets

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

Results of Operations

Net Sales

Net sales were $651 thousand for the three months ended April 30, 2004, compared to $624 thousand for the three months ended April 30, 2003. Net sales increased due to a $255 thousand increase in shipments of its MiMagic 3 applications processor for the handheld systems market offset by lower sales of its companion chips of $222 thousand in the three months ended April 30, 2004.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 84% and 91% of net sales in the three months ended April 30, 2004 and 2003, respectively. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s net sales by major geographic area:

Three Months Ended April 30,	2004	2003
Japan	3%	53%
Taiwan	51%	35%
Hong Kong	28%	0%
United States	16%	9%
Europe	2%	3%

	100%	100%

The following customers accounted for more than 10% of net sales:

Three Months Ended April 30,	2004	2003
Edom Technology Co.**	22%	24%
ESS Technology International, Inc.	28%	*0%
Silicon Alliance Int.**	29%	11%
Silicon Media, Inc.**	*0%	35%
Macnica, Inc.**	*0%	18%

*	represents less than 10% of net revenue
**	customer is a distributor

Gross Profit (loss)

Gross profit (loss) was $(64) thousand and $36 thousand for the three months ended April 30, 2004 and 2003, respectively. The decline in gross profit is primarily due to an increase in amortization expense relating to core technology and licensed intellectual property of $183 thousand in the three months ended April 30, 2004 compared to the three months ended April 30, 2003. The gross loss was favorably impacted by releases of reserves in the amount of $35 thousand as a result of the sales of previously reserved inventory in the first quarter of fiscal 2005. In addition, the Company reduced the production costs on its MiMagic 3 product in the first quarter of fiscal 2005.

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $4.9 million and $5.0 million for the three months ended April 30, 2004 and 2003, respectively. These expenses include amortization of deferred compensation of $65 thousand and $67 thousand for the three months ended April 30, 2004 and 2003, respectively. Research and development expenses decreased marginally in the first quarter of fiscal 2005 compared to the first quarter of fiscal 2004. Decreased consulting expenses of $0.2 million were offset by increased labor costs of $0.2 million resulting from increased headcount (primarily in India) and due to reinstatement of salaries after the one-year reduction instituted in March 2003.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $2.1 million and $1.8 million for the three months ended April 30, 2004 and 2003, respectively. These expenses include amortization of deferred compensation of $49 thousand and $35 thousand for the three months ended April 30, 2004 and 2003, respectively. Sales, general and administrative expenses primarily increased in the first quarter of fiscal 2005 due to increased labor costs of $0.2 million resulting from increased headcount in the sales department and due to reinstatement of salaries after the one-year reduction instituted in March 2003.

Interest Income and other

The Company earns interest on its cash and short-term investments. Interest and other income was $0.1 million and $0.2 million for the three months ended April 30, 2004 and 2003, respectively. This decrease primarily is due to lower average cash and short-term investment balances.

Interest Expense

Interest expense was $24 thousand and $87 thousand for the three months ended April 30, 2004 and 2003, respectively. Interest expense decreased due to the Company canceling one of its leases and entering into a new lease in the first quarter of fiscal 2005 which extended the term of the old lease and added additional software to the lease.

Income Taxes

In the three months ended April 30, 2004, taxes consisted of foreign income taxes.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased $5.9 million in the three months ended April 30, 2004 to $36.7 million from $42.6 million at January 31, 2004.

The Company believes that it will not generate cash from operating activities over the upcoming twelve months, yet believes its current cash, cash equivalents and short-term investments will satisfy the Company’s projected working capital and capital expenditure requirements through the next twelve months. Investments will continue in the Company’s new product development efforts in the handheld systems marketplace. The Company’s ability to increase sales of its MiMagic 3 and MiMagic 5 applications processors and the Company’s ability to achieve design wins for the MiMagic 6 applications processor will be critical in determining the Company’s cash needs. The Company’s future capital requirements will depend on many factors including the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions, and market acceptance of the Company’s products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

Cash and cash equivalents used in operating activities for the three months ended April 30, 2004 was $6.3 million, compared to $6.8 million of net cash used in operating activities for the three months ended April 30, 2003. The cash used in operating activities stems primarily from a net loss of $7.0 million, increases in inventory of $0.6 million and other current assets of $0.2 million, as well as a decreases in accounts payable of $0.2 milllion, partially offset by non-cash depreciation and amortization of $1.0 million and deferred compensation amortization charges of $0.1 million, a decrease in accounts receivable of $0.2 million and an increase in the liability for compensation and related benefits of $0.2 million.

Net cash provided by investing activities for the three months ended April 30, 2004 was $0.8 million, compared to $15.0 million of net cash used in investing activities for the three months ended April 30, 2003. Net cash provided by investing activities in the first quarter of fiscal 2005 related primarily to net maturities of short-term investments of $0.8 million. Net cash used in investing activities in the first quarter of fiscal 2004 primarily related to net purchases of short-term investments of $15.0 million.

Net cash provided by financing activities was $ 0.5 million for the three months ended April 30, 2004, compared to $ 0.1 million of net cash used in financing activities for the three months ended April 30, 2003. The net cash provided by financing activities is due to net proceeds from the issuance of common stock of $0.7 million partially offset by payments on capital lease obligations of $0.2 million. Net cash used in financing activities in the first quarter of fiscal 2004 is due to payments on capital lease obligations of $0.1 million.

The Company’s headquarters lease expires in April 2010. The Company leases offices in India and Israel under operating leases that expire at various times through December 2006.

The Company leases software licenses under capital leases. Refer to note 7 of the condensed consolidated financial statements for additional information.

The future minimum payments relating to facility leases, software leases, and non-cancelable purchase orders are included in the contractual obligations table below.

Contractual Obligations

The following summarizes the Company’s contractual obligations at April 30, 2004, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2005	2006	2007	2008	2009	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$848	$1,092	$1,103	$1,046	$1,073	$1,377	$6,539
Capital leases	1,936	1,127	680	170	—	—	3,913
Non-cancelable purchase orders	102	51	—	—	—	—	153

Total contractual cash obligations	$2,886	$2,270	$1,783	$1,216	$1,073	$1,377	$10,605

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2004, the Company is not involved in SPE transactions.

Factors that May Affect Results

We Expect to Continue to Incur Significant Losses in Fiscal 2005

The Company has been incurring substantial losses as it invests heavily in new product development in advance of achieving significant customer sales. This is expected to continue in fiscal year 2005. The Company’s ability to achieve cash flow breakeven is likely to depend on the success of its MiMagic 5 and its recently announced MiMagic 6 products. However, even if the MiMagic 5, MiMagic 6, and subsequent products achieve widespread customer acceptance, the length of customer design-in cycles would preclude significant product shipments in fiscal 2005. Accordingly, even if these new products are successful, the Company will incur significant additional losses in fiscal 2005.

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

We have a Limited Customer Base

Three customers accounted for 29%, 28% and 22%, respectively, of net sales in the three months ended April 30, 2004. Four customers accounted for 35%, 24%, 18% and 11%, respectively, of net sales in the three months ended April 30, 2003. The Company expects that a small number of customers will continue to account for a substantial portion of its net sales for the foreseeable future. Furthermore, the majority of the Company’s sales was historically made, and is expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, the Company’s business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company’s products, or by a decline in the number of handheld systems sold by a single customer.

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

NeoMagic competes with both domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company’s principal sources of competition include ST Microelectronics’ Nomadik line, certain of Samsung’s S3C chips and Texas Instruments’ OMAP product line, as well as self-developed products from a number of vertically integrated electronics firms. NeoMagic may also face increased competition from new entrants into the market including companies currently at developmental stages. NeoMagic believes it has significant intellectual properties and has historically demonstrated expertise in SOC technology. However, the inability of the Company to introduce timely new products for its market, to support these products in customer programs, or to manufacture these products could have a material adverse effect on the Company’s business, financial condition and operating results.

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

Our Products May be Incompatible with Evolving Industry Standards and Market Trends

The Company’s ability to compete in the future will also depend on its ability to identify and ensure compliance with evolving industry standards and market trends. Unanticipated changes in market trends and industry standards could render the Company’s products incompatible with products developed by major hardware manufacturers and software developers. As a result, the Company could be required to invest significant time and resources to redesign its products or obtain license rights to technologies owned by third parties in order to ensure compliance with relevant industry standards and market trends. There can be no assurance that the Company will be able to redesign its products or obtain the necessary third-party licenses within the appropriate window of market demand. If the Company’s products are not in compliance with prevailing market trends and industry standards for a significant period of time, the Company could miss crucial OEM (Original Equipment Manufacturer) and ODM (Original Design Manufacturer) design cycles, which could result in a material adverse effect on the Company’s business, financial condition and results of operations.

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

Because of the complexity of its products, the Company has experienced occasional delays in completing development and introduction of new products. In the event that there are delays in production of current products, or in the completion of development of future products, including the products currently under development for introduction over the next 12 to 18 months, the Company’s potential future business, financial condition, and results of operations will be materially adversely affected. In addition, the time required for competitors to develop and introduce competing products may be shorter, their manufacturing yields may be better, and their production costs may be lower than those experienced by the Company.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

The Company relies in part on patents to protect its intellectual property. As of April 30, 2004, the Company has been issued 74 patents, each covering certain aspects of the design and architecture of the Company’s products. Additionally, the Company has numerous patent applications pending. There can be no assurance that the Company’s pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company’s ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company’s products or design around any patents that may be issued to the Company.

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

We Depend on International Sales and Suppliers

Export sales have been a critical part of the Company’s business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 84% and 91% of the Company’s net sales in the three months ended April 30, 2004 and 2003, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Letters of credit issued by customers have supported a portion of the Company’s international sales. To date, the Company’s international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of the Company’s customers could make the Company’s products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

There may not be an active, liquid trading market for our common stock. In the first quarter of fiscal 2004, our common stock traded below the $1 minimum bid price requirement of the NASDAQ National Market. If we fail to comply with the continued listing requirements of the NASDAQ National Market, including the minimum bid price per share requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the NASDAQ Small Cap Market, the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on the NASDAQ National Market. You may not be able to sell your shares quickly, at the market price or at all if trading in our stock is not active.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s cash equivalents, short-term investments, and restricted cash are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of April 30, 2004, the Company’s cash equivalents, short-term investments, and restricted cash earned interest at an average rate of 1.2%. Due to the short-term nature of the Company’s investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at April 30, 2004, with consistent cash balances, interest income would be adversely affected by approximately $11,000 per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

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

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

(b) Changes in Internal Controls

During the first quarter of fiscal 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

(e) The following table provides information about purchases by the Company during the quarter ended May 2, 2004 of equity securities that are registered by the Company pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities

Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 26, 2004 – February 29, 2004	6,987	(1)	$0.001	—	—
March 1, 2004-March 28, 2004	—		—	—	—
March 29, 2004-May 2, 2004	—		—	—	—
Total	6,987		$0.001	—	—

(1)	Represents common stock repurchased in connection with termination of employee. Shares were unvested restricted stock granted in exchange for employee salary reduction. The repurchased stock was retired.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report on Form 10Q.

(b)	Reports on Form 8-K

On February 20, 2004, the Company furnished a report on Form 8-K reporting the financial results for the quarter ending January 31, 2004

On March 29, 2004, the Company filed a report on Form 8-K announcing that one of its directors has decided not to run for re-election at its annual meeting of stockholders this July.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ Scott Sullinger
SCOTT SULLINGER
V.P. Finance and Chief Financial Officer
( Authorized Officer and Principal Financial Officer)

June 14, 2004

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