Form 10-Q
period 2004-07-31
NEOMAGIC CORP
filed 2004-09-10
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2004

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at July 31, 2004 was 32,818,534

NEOMAGIC CORPORATION

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Net sales	$1,041	$222	$1,692	$846

Cost of sales (1)	1,044	419	1,759	1,007

Gross loss	(3)	(197)	(67)	(161)

Operating expenses:
Research and development (2)	4,819	4,490	9,687	9,509
Sales, general and administrative (3)	1,880	1,767	4,020	3,544

Total operating expenses	6,699	6,257	13,707	13,053

Loss from operations	(6,702)	(6,454)	(13,774)	(13,214)

Other income (expense), net:
Interest income and other	92	168	195	379
Interest expense	(53)	(73)	(77)	(160)

Loss before income taxes	(6,663)	(6,359)	(13,656)	(12,995)

Income tax expense	7	6	14	6

Net loss	$(6,670)	$(6,365)	$(13,670)	$(13,001)

Basic and diluted net loss per share	$(0.20)	$(0.21)	$(0.42)	$(0.43)

Weighted average common shares outstanding for basic and diluted	32,549	30,457	32,304	30,367

(1)	Includes $0 and $9 in amortization of deferred stock compensation for the three months ended July 31, 2004 and 2003, respectively, and $4 and $15 for the six months ended July 31, 2004 and 2003, respectively.

(2)	Includes $25 and $90 in amortization of deferred stock compensation for the three months ended July 31, 2004 and 2003, respectively, and $90 and $157 for the six months ended July 31, 2004 and 2003, respectively.

(3)	Includes $41 and $52 in amortization of deferred stock compensation for the three months ended July 31, 2004 and 2003, respectively, and $90 and $87 for the six months ended July 31, 2004 and 2003, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2004	January 31, 2004 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,731	$12,342
Short-term investments	23,595	30,240
Accounts receivable, net	14	384
Inventory	501	102
Other current assets	1,173	974

Total current assets	33,014	44,042
Property, plant and equipment, net	3,160	3,302

Intangibles, net	2,322	3,168
Other assets	571	349

Total assets	$39,067	$50,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,694	$1,344
Compensation and related benefits	1,201	1,257
Income taxes payable	3,672	3,675
Current portion of capital lease obligations	1,488	1,756
Other accruals	259	203

Total current liabilities	8,314	8,235

Capital lease obligations	1,105	799

Commitments and contingencies

Stockholders’ equity:
Common stock	33	32
Additional paid-in-capital	91,954	90,496
Deferred compensation	(480)	(535)
Accumulated other comprehensive loss	(29)	(6)
Accumulated deficit	(61,830)	(48,160)

Total stockholders’ equity	29,648	41,827

Total liabilities and stockholders’ equity	$39,067	$50,861

(1)	Derived from the January 31, 2004 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2004.

See accompanying notes to unaudited condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31, 2004	July 31, 2003
Operating activities:
Net loss	$(13,670)	$(13,001)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,980	1,752
Gain (loss) on disposal of property, plant and equipment	(1)	3
Amortization of deferred compensation	184	260
Changes in operating assets and liabilities:
Accounts receivable	370	(46)
Inventory	(399)	(130)
Other current assets	(10)	146
Other assets	(34)	86
Accounts payable	350	(850)
Compensation and related benefits	(56)	(205)
Income taxes payable	(3)	17
Tax benefit from employee options	—	86
Other accruals	56	(1,103)

Net cash used in operating activities	(11,233)	(12,985)

Investing activities:
Proceeds from the sale of property, plant, and equipment	6	—
Purchases of property, plant, equipment and intangibles	(99)	(249)
Purchases of short-term investments	(12,300)	(38,114)
Maturities of short-term investments	18,922	26,906

Net cash provided by (used in) investing activities	6,529	(11,457)

Financing activities:
Payments on capital lease obligations	(1,237)	(632)
Net proceeds from issuance of common stock	1,330	245

Net cash provided by (used in) financing activities	93	(387)

Net decrease in cash and cash equivalents	(4,611)	(24,829)
Cash and cash equivalents at beginning of period	12,342	37,428

Cash and cash equivalents at end of period	$7,731	$12,599

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$82	$152
Taxes	$13	$46

See accompanying notes to unaudited condensed consolidated financial statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries, (collectively “NeoMagic” or the “Company”). All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at July 31, 2004, the operating results for the three and six months ended July 31, 2004 and 2003, and the cash flows for the six months ended July 31, 2004 and 2003. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended January 31, 2004, included in the Company’s Form 10-K filed with the Securities and Exchange Commission filed on April 9, 2004.

The results of operations for the three and six months ended July 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005.

The second fiscal quarters of 2005 and 2004 ended on August 1, 2004 and July 27, 2003, respectively. The Company’s quarters generally have 13 weeks. The first quarter of fiscal 2005 had 14 weeks and the second quarter of fiscal 2005 had 13 weeks. The first and second quarters of fiscal 2004 each had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2005 will have 53 weeks. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of July.

2. Stock Compensation

At July 31, 2004, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. The Company accounts for these plans under the intrinsic value method. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition method:

(in thousands, except per share amounts)	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Net loss, as reported	$(6,670)	$(6,365)	$(13,670)	$(13,001)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	66	151	184	259
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,009)	(741)	(2,271)	(1,512)

Pro forma net loss	(7,613)	(6,955)	(15,757)	(14,254)

Reported basic and diluted loss per share	$(0.20)	$(0.21)	$(0.42)	$(0.43)

Pro forma basic and diluted loss per share	$(0.23)	$(0.23)	$(0.49)	$(0.47)

In the three and six months ended July 31, 2004 and 2003, respectively, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

	Option Plans				Stock Purchase Plan
	Three Months Ended July 31,		Six Months Ended July 31,		Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Risk-free interest rates	3.6%	2.9%	3.6%	1.8%	1.7%	1.3%	1.7%	1.3%
Volatility	0.93	0.97	0.75	0.61	0.86	0.81	0.86	0.81
Expected life of option in years	4.8	5.0	4.91	2.44	0.49	0.50	0.49	0.50

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the Black-Scholes and other existing models do not necessarily provide a reliable single measure of its employee stock options.

3. Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

Per share information calculated on this basis is as follows:

(in thousands, except per share amounts)	Three Months Ended July 31,		Six Months Ended July 31,
	2004	2003	2004	2003
Numerator:

Net loss	$(6,670)	$(6,365)	$(13,670)	$(13,001)

Denominator:
Denominator for basic and diluted loss per share - weighted average shares outstanding	32,549	30,457	32,304	30,367

Basic and diluted loss per share	$(.20)	$(.21)	$(.42)	$(.43)

For the three and six month periods ended July 31, 2004 and July 31, 2003 basic earnings per share and diluted earnings per share are the same due to the net loss for those periods. During the three months ended July 31, 2004 and 2003, respectively, the Company excluded options to purchase 4,932,271 and 5,978,928 shares of common stock from the diluted loss per share computations because the options had exercise prices that were greater than the average market value for the quarter and the impact would have been anti-dilutive. During the six months ended July 31, 2004 and 2003, respectively, the Company excluded options to purchase 756,516 and 6,435,061 shares of common stock from the diluted loss per share computations because the options had exercise prices greater than the average market value for the six-month period and the impact would have been anti-dilutive.

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

Inventory consists of: (in thousands)	July 31, 2004	January 31, 2004
Raw materials	$133	$7
Work in process	19	—
Finished goods	349	95

Total	$501	$102

5. Accumulated Other Comprehensive Income

Total accumulated other comprehensive loss was $29 thousand at July 31, 2004 and $6 thousand at January 31, 2004. Accumulated other comprehensive loss consists entirely of unrealized losses on available for sale securities.

6. Intangible Assets

The following table provides a summary of the carrying amount of intangible assets that will continue to be amortized (in thousands):

July 31, 2004	Cost	Accumulated Amortization	Net
Licensed intellectual property	$3,275	$(1,203)	$2,072
Core technology	1,800	(1,550)	250

	$5,075	$(2,753)	$2,322

January 31, 2004	Cost	Accumulated Amortization	Net
Licensed intellectual property	$3,275	$(657)	$2,618
Core technology	1,800	(1,250)	550

	$5,075	$(1,907)	$3,168

Amortization expense for other intangible assets was $423 thousand and $183 thousand for the three months ended July 31, 2004 and 2003, respectively. Amortization expense for other intangible assets was $846 thousand and $366 thousand for the six months ended July 31, 2004 and 2003, respectively. Licensed intellectual property and core technology are amortized over three years. Estimated annual amortization expense for other intangible assets is as follows as of July 31, 2004:

Fiscal years ending January 31, (in thousands)
2005	$796
2006	1,047
2007	479

Total	$2,322

7. Obligations under Capital Leases

Obligations under capital leases represent the present value of future payments under the Company’s lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized:

(in thousands)	July 31, 2004	January 31, 2004
Software under capital lease	$4,176	$4,073
Accumulated amortization	(1,634)	(1,738)

Net software under capital lease	$2,542	$2,335

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of July 31, 2004:

Fiscal year ending January 31, (in thousands)
2005	$868
2006	1,127
2007	680
2008	170

Total minimum lease payments	2,845
Less: amount representing interest	(252)

Present value of net minimum lease payments	2,593
Less: current portion	(1,488)

Long-term portion	$1,105

8. Contingencies

As a general matter, the semiconductor industry has experienced substantial litigation regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. Since January 1999, no further action has occurred on this counter claim. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003 the Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. In August 2004 the Federal Circuit rejected the appeal and affirmed the lower court’s decision of no infringement by the Trident products. While the Company believes it has valid defenses against Trident’s counter claim filed in 1999, there can be no assurance as to whether Trident will or will not proceed with the counter-suit. As the Company cannot reasonably estimate the outcome of the Trident counter claim, no accrual has been recorded for the potential loss contingency relating to the Trident counter-suit.

9. Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the six month periods ended July 31, 2004 and 2003. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant for the six months ended July 31, 2004 and 2003.

10. Subsequent Event

On August 20, 2004, the Company closed a private placement of securities pursuant to a Securities Purchase Agreement dated August 19, 2004 (the “Agreement”), by and between the Company and Satellite Strategic Finance Associates, LLC (the “Investor”). Pursuant to the Agreement, the Investor purchased 5,000 shares of Series B Preferred Stock (the “Series B Preferred”) for an aggregate purchase price of $5,000,000. Expenses are estimated to be less than $500 thousand. The Series B Preferred is initially convertible at the option of the Investor into 4,347,826 shares of the Company’s Common Stock at a conversion price of $1.15 per share, and is subject to certain anti-dilution provisions

The terms of the Agreement also include the issuance to the investor of (i) a warrant to purchase 1,000,000 shares of Common Stock at an exercise price of $1.60 per share, exercisable until 90 days after the date that the registration statement to be filed by the Company covering the securities is declared effective by the Securities and Exchange Commission, and (ii) a warrant to purchase 1,608,696 shares of common stock at $1.64 per share, exercisable for five years from date of issuance.

Further, the Company has the obligation to file a registration statement for the registration of the shares of Common Stock underlying the Series B Preferred and the warrants pursuant to the terms of a Registration Rights Agreement dated August 19, 2004 (the “Registration Rights Agreement”), between the Company and the Investor. In the event the shares are not registered in a timely manner in accordance with the requirements under the Registration Rights Agreement, the Company shall pay damages to the Investor of 1.0% per month of the aggregate amount invested.

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

Overview

NeoMagic designs, develops and markets high-performance, power-efficient Applications Processors that enable multimedia features and applications in handheld systems. In the past, the Company provided semiconductor solutions for the notebook computer multimedia accelerator marketplace. In April 2000, the Company began to exit this market and is now focused solely on designing, developing and selling Applications Processors and companion chips for the handheld systems market. The Company is now generating revenues from this new product effort. In the second half of fiscal 2005, the Company expects to see customers introducing new handheld systems that use the Company’s chips. The Company also expects to launch new products for its MiMagic™ family of Applications Processors in the second half of fiscal 2005. The Company’s goal is to become a worldwide leader in Applications Processors.

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

NeoMagic introduced its MiMagic 5 Applications Processor (NMS9200) in November 2002, and began sampling the product in February 2003. The Company expects to start ramping production shipments of the MiMagic 5 late in fiscal 2005, with its first MiMagic 5-based SmartPhone. Significant revenues from the MiMagic 5 are not expected to be generated until the fiscal year-ending January 31, 2006.

NeoMagic introduced its MiMagic 6 Application Processor (NMS9600) in June 2003, and began sampling the product in November 2003. The MiMagic 6 is the first product to use an innovative proprietary architecture, called the Associative Processor Array (APA), as the core of its multimedia engine. The APA architecture uses a massively parallel approach to processing information, which means that APA operates on multimedia data in parallel, without increasing clock rates. Existing competitive solutions use a sequential processing flow that operates on each individual data element in sequence, relying on ever-faster clock rates to improve performance. These faster clock rates burn power more quickly, thus reducing battery life. The APA multimedia engine is capable of processing large amounts of multimedia data such as video, still pictures and audio simultaneously and at low clock rates, resulting in low power consumption. Significant revenues from the MiMagic 6 are not expected to be generated until the fiscal year-ending January 31, 2006.

The Company’s fiscal year end is January 31. Any references herein to a fiscal year refer to the year ended January 31 of such year. The second fiscal quarters of 2005 and 2004 ended on August 1, 2004 and July 27, 2003, respectively. For ease of presentation, the accompanying financial statements for the second fiscal quarter of fiscal 2005 have been shown as ending on the last day of the calendar month of July.

Critical Accounting Policies

NeoMagic’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to intangible assets and long-lived assets, revenue recognition, inventories and income taxes. The Company bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Intangible Assets and Long Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” the Company evaluates the carrying value of its long-lived assets, consisting primarily of identifiable intangible assets, and property, plant and equipment, whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decline in the Company’s market value, significant reductions in projected future cash flows or gross margins, or macroeconomic factors including a prolonged economic downturn. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company will be required to write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including gross profit margins, long-term forecasts of the amounts and timing of overall market growth and the Company’s percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring the Company to write-down or write-off long-lived assets.

We continue to periodically evaluate our long-lived assets for impairment in accordance with SFAS 144 and acknowledge it is possible that such evaluation might result in future adjustments for impairment. Such an impairment might adversely affect our operating results.

Revenue Recognition

The Company recognizes revenue from non-distributor product sales when the products are shipped to customers, title has transferred, and no significant obligations remain. Thus, the Company requires the following: (i) execution of a written customer order, (ii) delivery of the product, (iii) fee is fixed or determinable, and (iv) collectibility of the proceeds is probable. The Company’s shipment terms are FOB shipping point.

For products shipped to distributors, the Company defers recognition of revenue until the distributors sell the products to their customers. On occasion, however, the Company will sell products with “End of Life” status to distributors under special arrangements without any price protection or return privileges for which the Company recognizes revenue upon transfer of title, typically at the time of shipping.

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

Results of Operations

Net Sales

Net sales were $1.0 million and $0.2 million for the three months ended July 31, 2004 and 2003, respectively, compared to $1.7 million and $0.8 million for the six months ended July 31, 2004 and 2003, respectively. Net sales increased in the three months ended July 31, 2004 primarily due to a $0.8 million increase in shipments of NeoMagic’s MiMagic 3 applications processor for the handheld systems market. Net sales increased in the six months ended July 31, 2004 primarily due to a $1.1 million increase in shipments of NeoMagic’s MiMagic 3 applications processor for the handheld systems market offset by lower sales of NeoMagic’s companion chips of $247 thousand.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based original equipment manufacturers) accounted for 99% and 74% of net sales in the three months ended July 31, 2004 and 2003, respectively. Sales to customers located outside the United States accounted for 93% and 87% of net sales in the six months ended July 31, 2004 and 2003, respectively. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s net sales by major geographic area:

	Three Months Ended		Six Months Ended
	July 31, 2004	July 31, 2003	July 31, 2004	July 31, 2003
Japan	18%	22%	13%	45%
Taiwan	34%	51%	40%	39%
Hong Kong	43%	0%	37%	0%
United States	1%	26%	7%	13%
Europe	4%	1%	3%	3%

	100%	100%	100%	100%

The following customers accounted for more than 10% of net sales.

	Three Months Ended			Six Months Ended
	July 31, 2004		July 31, 2003	July 31, 2004	July 31, 2003
Edom Technology Co.**	30%		33%	27%	26%
ESS Technology International, Inc.	43%		* %	37%	* %
Silicon Alliance Int.**	*	%	18%	13%	13%
Silicon Media, Inc.**	18%		17%	11%	30%
Macnica, Inc.**	*	%	* %	* %	15%
Symbol Technologies, Inc.	*	%	15%	* %	* %

*	represents less than 10% of net revenue
**	customer is a distributor

Gross Loss

Gross loss was $3 thousand and $197 thousand for the three months ended July 31, 2004 and 2003, respectively. Gross loss was $67 thousand and $161 thousand for the six months ended July 31, 2004 and 2003, respectively. The improvement in gross loss for the three and six months ended July 31, 2004 is primarily due to the increase in sales partially offset by an increase in amortization expense relating to core technology and licensed intellectual property of $183 thousand and $366 thousand, respectively, for the three and six months ended July 31, 2004. The gross loss for the six months ended July 31, 2004 was favorably impacted by the sale of $59 thousand of inventory previously written-off partially offset by charges totaling $24 thousand to write-off excess inventory for the Company’s companion chips.

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $4.8 million and $4.5 million for the three months ended July 31, 2004 and 2003, respectively. Research and development expenses were $9.7 million and $9.5 million for the six months ended July 31, 2004 and 2003, respectively. These expenses include amortization of deferred compensation of $25 thousand and $90 thousand for the three months ended July 31, 2004 and 2003, respectively, and $90 thousand and $157 thousand for the six months ended July 31, 2004 and 2003, respectively. The increase of $0.3 million for the three months ended July 31, 2004 is primarily related to increased labor costs of $0.2 million mainly due to reinstatement of salaries after the one-year reduction instituted in March 2003 and to increased mask costs of $0.2 million. The increase of $0.2 million for the six months ended July 31, 2004 is primarily related to increased labor costs of $0.4 million mainly due to reinstatement of salaries after a one-year reduction instituted in March 2003 and increased mask costs of $0.2 million offset by decreased consulting costs of $0.3 million.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.9 million and $1.8 million for the three months ended July 31, 2004 and 2003, respectively. Sales, general and administrative expenses were $4.0 million and $3.5 million for the six months ended July 31, 2004 and 2003, respectively. These expenses include amortization of deferred compensation of $41 thousand and $52 thousand for the three months ended July 31, 2004 and 2003, respectively, and $90 thousand and $87 thousand for the six months ended July 31, 2004 and 2003, respectively. The increase of $0.1 million for the three months ended July 31, 2004 is primarily due to increased labor costs of $0.1 million mainly due to reinstatement of salaries after a one-year reduction instituted in March 2003 and to increased financial auditing and tax costs of $0.1 million offset by decreased demo board costs of $0.1 million. The increase of $0.5 million for the six months ended July 31, 2004 is primarily due to increased labor costs of $0.3 million mainly due to reinstatement of salaries after a one-year reduction instituted in March 2003 and to increased financial auditing and tax costs of $0.2 million partially offset by decreased demo board costs of $0.1 million.

Interest Income and Other

The Company earns interest on its cash equivalents and short-term investments. Interest income and other was $0.1 million and $0.2 million for the three months ended July 31, 2004 and 2003, respectively. Interest income and other was $0.2 million and $0.4 million for the six months ended July 31, 2004 and 2003, respectively. The decrease for the three and six months ended July 31, 2004 in interest income and other is primarily due to lower average cash and short-term investment balances.

Interest Expense

Interest expense was $53 thousand and $73 thousand for the three months ended July 31, 2004 and 2003, respectively. Interest expense was $77 thousand and $160 thousand for the six months ended July 31, 2004 and 2003, respectively. Interest expense decreased for the three and six months ended July 31, 2004 due to the Company canceling one of its capital leases and entering into a new lease in the first quarter of fiscal 2005 which extended the term of the old lease and added additional software to the lease.

Income Taxes

In the three and six months ended July 31, 2004 and 2003, respectively, taxes consisted of foreign income taxes.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased $11.3 million in the six months ended July 31, 2004 to $31.3 million from $42.6 million at January 31, 2004.

The Company believes that it will not generate cash from operating activities over the upcoming twelve months, yet believes its current cash, cash equivalents and short-term investments will satisfy the Company’s projected working capital and capital expenditure requirements through the next twelve months. Investments will continue in the Company’s new product development efforts in the handheld systems marketplace. The Company’s ability to increase sales of its MiMagic 3 and MiMagic 5 applications processors and the Company’s ability to achieve design wins for the MiMagic 6 applications processor will be critical in determining the Company’s cash needs. The Company’s future capital requirements will depend on many factors including the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions, and market acceptance of the Company’s products. The Company expects that it may need to raise additional equity or debt financing in the future. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. On August 20, 2004, the Company closed a new round of financing when it issued preferred stock and warrants for gross proceeds of $5.0 million. Expenses are estimated to be less than $500 thousand. See Note 10, Subsequent Event, in the condensed consolidated financial statements for additional information.

Cash and cash equivalents used in operating activities for the six months ended July 31, 2004 was $11.2 million, compared to $13.0 million of net cash used in operating activities for the six months ended July 31, 2003. The cash used in operating activities stems primarily from a net loss of $13.7 million, increases in inventory of $0.4 million partially offset by non-cash depreciation and amortization of $2.0 million and deferred compensation amortization charges of $0.2 million, a decrease in accounts receivable of $0.4 million and an increase in accounts payable of $0.4 million.

Net cash provided by investing activities for the six months ended July 31, 2004, was $6.5 million, compared to $11.5 million of net cash used in investing activities for the six months ended July 31, 2003. Net cash provided by investing activities for the six months ended July 31, 2004 related primarily to net maturities of short-term investments of $6.6 million offset by fixed asset purchases of $0.1 million. Net cash used in investing activities for the six months ended July 31, 2003 related primarily to net purchases of short-term investments of $11.2 million offset by fixed asset purchases of $0.2 million.

Net cash provided by financing activities was $0.1 million for the six months ended July 31, 2004, compared to $0.4 million of net cash used in financing activities for the six months ended July 31, 2003. The net cash provided by financing activities for the six months ended July 31, 2004 is due to proceeds from the issuance of common stock of $1.3 million partially offset by payments on capital lease obligations of $1.2 million. The net cash used in financing activities for the six months ended July 31, 2003 is due to payments on capital lease obligations of $0.6 million partially offset by proceeds from the issuance of common stock of $0.2 million.

The Company’s lease for its headquarters in Santa Clara, California expires in April 2010. The Company leases offices in Israel and India under operating leases that expire in September 2004 for Israel and in December 2006 for India.

The Company leases software licenses under capital leases. Refer to Note 7, Obligations under Capital Leases, in the condensed consolidated financial statements for additional information.

The future minimum payments relating to facility leases, software leases, and non-cancelable purchase orders are included in the contractual obligations table below.

Contractual Obligations

The following summarizes the Company’s contractual obligations at July 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2005	2006	2007	2008	2009	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$546	$1,088	$1,099	$1,046	$1,073	$1,377	$6,229
Capital leases	868	1,127	680	170	—	—	2,845
Non-cancelable purchase orders	462	—	—	—	—	—	462

Total contractual cash obligations	$1,876	$2,215	$1,779	$1,216	$1,073	$1,377	$9,536

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2004, the Company is not involved in SPE transactions.

Factors that May Affect Future Results

We Expect to Continue to Incur Significant Losses in the Fiscal Year Ending January 31, 2005

The Company has been incurring substantial losses as it invests heavily in new product development in advance of achieving significant customer sales. This is expected to continue in fiscal year ending January 31, 2005. The Company’s ability to achieve cash flow breakeven is likely to depend on the success of its MiMagic 5 and its MiMagic 6 products. However, even if the MiMagic 5, MiMagic 6, and subsequent products achieve widespread customer acceptance, the length of customer design-in cycles would preclude significant product shipments in the fiscal year ending January 31, 2005. Accordingly, even if these new products are successful, the Company will incur significant additional losses in the fiscal year ending January 31, 2005.

Our Annual and Quarterly Performance May Fluctuate

The Company’s quarterly and annual results of operations are affected by a variety of factors that could materially adversely affect net sales, gross margin and operating results. These factors include, among others, the ability of the Company to increase its customer base and its sales, the abilities of manufacturing subcontractors to make adequate and timely deliveries, access to advanced production process technologies from manufacturing subcontractors, and recruiting and retaining employees including those with engineering expertise in new disciplines. In particular, the Company’s new product development efforts and customer engagements in integrating and supporting multimedia technologies such as H.264 video compression and video teleconferencing represent new endeavors and consequently carry greater risks of successful and timely execution. Any one or more of these factors could result in the Company failing to achieve its expectations as to future revenues and profits. Furthermore, the majority of the Company’s sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements, which increases the difficulty of forecasting sales. The Company may be unable to adjust spending sufficiently in a timely manner to compensate for any unexpected sales shortfall, which could materially adversely affect quarterly operating results. Accordingly, the Company believes that period-to-period comparisons of its operating results should not be relied upon as an indication of future performance. In addition, the results of any quarterly period are not indicative of results to be expected for a full fiscal year. In future quarters, the Company’s operating results may be below the expectations of public market analysts or investors.

We May Need Additional Capital

The Company requires working capital to fund its business, particularly to finance inventories and accounts receivable and for capital expenditures. The Company believes that its existing capital resources will be sufficient to meet the Company’s capital requirements through the next 12 months, although the Company could be required, or could elect, to seek to raise additional capital within the next 12 months or in the future. The Company’s future capital requirements will depend on many factors, including the rate of net sales growth, timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing support activities, and timing and customer acceptance of new products. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

We have a Limited Customer Base

Three customers accounted for 43%, 30% and 18% of net sales for the three months ended July 31, 2004. Four customers accounted for 33%, 18%, 17% and 15% of net sales for the three months ended July 31, 2003. Four customers accounted for 37%, 27%, 13% and 11% of net sales for the six months ended July 31, 2004. Four customers accounted for 30%, 26%, 15% and 13% of net sales for the six months ended July 31, 2003. The Company expects that a small number of customers will continue to account for a substantial portion of its net sales for the foreseeable future. Furthermore, the majority of the Company’s sales was historically made, and is expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, the Company’s business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company’s products, or by a decline in the number of handheld systems sold by a single customer.

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

We Face Intense Competition in Our Markets

The market for applications processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. NeoMagic believes that the principal factors of competition in this market are multimedia performance, price, features, power consumption, size and customer support. The ability of the Company to compete successfully in the applications processor market depends on a number of factors including, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ability to market and sell the Company’s products, ramp of production of the Company’s products for particular system manufacturers, customer demand and acceptance of more sophisticated multimedia functionality on handheld systems, end-user acceptance of the system manufacturers’ products, market acceptance of competitors’ products and general economic conditions.

NeoMagic competes with both domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company’s principal sources of competition include Renesas, certain of Samsung’s S3C chips, ST Microelectronic’s Nomadik line and Texas Instruments’ OMAP product line, as well as self-developed products from a number of vertically integrated electronics firms. NeoMagic may also face increased competition from new entrants into the market including companies currently at developmental stages. NeoMagic believes it has significant intellectual properties and has historically demonstrated expertise in SOC technology. However, the inability of the Company to introduce timely new products for its market, to support these products in customer programs, or to manufacture these products could have a material adverse effect on the Company’s business, financial condition and operating results.

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

We Depend on New Product Development to Meet Rapid Market and Technological Change

The Company is focused on providing high-performance semiconductor solutions for sale to OEMs of handheld systems. New product planning is focused on integrated System-On-Chip (SOC) semiconductor products for handheld systems that integrate multimedia technologies such as H.264 video compression, 3D graphics and audio technologies. The Company’s future business, financial condition and results of operations will depend to a significant extent on its ability to develop new products that address these market opportunities. As a result, the Company believes that significant expenditures for research and development will continue to be required in the future.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

The Company relies in part on patents to protect its intellectual property. As of July 31, 2004, the Company has been issued 77 patents, each covering certain aspects of the design and architecture of the Company’s products. Additionally, the Company has numerous patent applications pending. There can be no assurance that the Company’s pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company’s ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company’s products or design around any patents that may be issued to the Company.

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

As a general matter, the semiconductor industry has experienced substantial litigation regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District

Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. Since January 1999, no further action has occurred on this counter claim. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003 the Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. In August 2004 the Federal Circuit rejected the appeal and affirmed the lower court’s decision of no infringement by the Trident products. While the Company believes it has valid defenses against Trident’s counter claim filed in 1999, there can be no assurance as to whether Trident will or will not proceed with the counter-suit. As the Company cannot reasonably estimate the outcome of the Trident counter claim, no accrual has been recorded for the potential loss contingency relating to the Trident counter-suit.

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

We Depend on International Sales and Suppliers

Export sales have been a critical part of the Company’s business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 99% and 74% of net sales in the three months ended July 31, 2004 and 2003, respectively. Sales to customers located outside the United States accounted for 93% and 87% of net sales in the six months ended July 31, 2004 and 2003, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Letters of credit issued by customers have supported a portion of the Company’s international sales. To date, the Company’s international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of the Company’s customers could make the Company’s products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Our Stock Price May Be Volatile

The market price of the Company’s Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. The market has from time-to-time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of the Company’s Common Stock could be subject to significant fluctuations in response to various factors, including quarter-to-quarter variations in the Company’s anticipated or actual operating results, announcements of new products, technological innovations or setbacks by the Company or its competitors, general conditions in the semiconductor industry, unanticipated shifts in the handheld systems market or industry standards, loss of key customers, litigation commencement or developments, the impact of Company fundraising activities, including dilution to shareholders, changes in or the failure by the Company to meet estimates of the Company’s performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. In future quarters, the Company’s operating results may be below the expectations of public market analysts or investors.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s cash equivalents, short-term investments, and long-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of July 31, 2004, the Company’s cash equivalents, short-term investments, and long-term investments earned interest at an average rate of 1.2%. Due to the short-term nature of the Company’s investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at July 31, 2004, with consistent cash balances, interest income would be adversely affected by approximately $9 thousand per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

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

(b) Changes in Internal Controls

During the second quarter of fiscal 2005, the Company established an Advisory and Disclosure Committee to formalize the reporting review process. The purpose of the Committee is to review information to be released in quarterly earnings releases and other financial releases, as well as information to be filed in quarterly reports, annual reports and proxy statements, and to, determine disclosure obligations and to report these matters to the Chief Executive Officer and Chief Financial Officer.

During the first six months of fiscal 2005, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

As a general matter, the semiconductor industry has experienced substantial litigation regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. Since January 1999, no further action has occurred on this counter claim. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003 the Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. In August 2004 the Federal Circuit rejected the appeal and affirmed the lower court’s decision of no infringement by the Trident products. While the Company believes it has valid defenses against Trident’s counter claim filed in 1999, there can be no assurance as to whether Trident will or will not proceed with the counter-suit.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Stockholders was held on July 8, 2004. Of the 30,301,855 shares outstanding as of May 14, 2004 (the record date), 29,198,686 shares (90.5%) were present or represented by proxy at the meeting. The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

1)	Election of Directors

	Votes For	Withheld
Prakash C. Agarwal	27,609,011	1,589,675
Brian P. Dougherty	26,572,277	2,626,409
James Lally	26,525,252	2,673,434
Paul Richman	27,641,179	1,557,507
Anil Gupta	27,413,436	1,785,250
Carl Stork	27,436,159	1,762,527

2)	Proposal to amend the 2003 Stock Purchase Plan to provide for an increase in the number of shares of Common Stock available for issuance under the Plan by 1,500,000 shares.

Votes For	Against	Abstain	Broker non-votes
8,164,926	3,502,181	32,481	17,499,098

3)	Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending January 31, 2005.

Votes For	Against	Abstain	Broker non-votes
28,723,500	464,311	10,875	0

4)	In their discretion the proxies are authorized to vote upon such other matter or matters which may properly come before the meeting or any adjournment or adjournments thereof.

Votes For	Against	Abstain	Broker non-votes
26,027,462	1,879,424	1,291,800	0

Item 5. Other Information

Not applicable.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report on Form 10-Q.

(b)	Reports on Form 8-K

On May 20, 2004, the Company filed a report on Form 8-K reporting the financial results for the quarter ending April 30, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ Scott Sullinger
SCOTT SULLINGER
V.P. Finance and Chief Financial Officer
( Authorized Officer and Principal Financial Officer)

September 10, 2004

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Bylaws.

3.3 (9)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

3.4 (12)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004

4.1 (10)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2 (13)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3 (12)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.4 (12)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5 (12)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.1 (1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2 (2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3 (1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4 (2)	Amendment No. 1, dated as of October 15, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.5 (1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.6 (1)	1997 Employee Stock Purchase Plan, with exhibit.

10.7 (4)	1998 Nonstatutory Stock Option Plan.

10.8 (4)	Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation and Siemens Aktiengesellschaft Semiconductor Group, now Infineon Technologies AG.

10.9 (5)	General Amendment to the Wafer Supply Agreement with Product Sourcing Agreement, dated January 9, 2001, between NeoMagic International Corporation and Infineon Technologies AG.

10.10 (6)	Employment Offer Letter dated May 10, 2000, between the Company and Sanjay Adkar.

10.11 (6)	Employee Loan Agreement dated May 10, 2000, between the Company and Sanjay Adkar.

10.12 (6)	Security Agreement dated September 1, 2001, between the Company and Stephen Lanza.

10.13 (6)	Promissory Note dated September 1, 2001, between the Company and Stephen Lanza.

10.14 (7)	Full and Final Release dated September 9, 2002, from the Wafer Supply Agreement and the Product Sourcing Agreement between NeoMagic International Corporation and Infineon Technologies AG.

10.15 (8)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.16 (8)	Amendment No. 2, dated as of April 7, 2000, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.17 (8)	Amendment No. 3, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.18 (11)	Amendment No. 4, dated as of January 31, 2003, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.19 (12)	Securities Purchase Agreement dated August 19, 2004 by and between the company and Satellite Strategic Finance Associates, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1, registration no. 333-20031.
(2)	Incorporated by reference to the Company’s Form 10-Q for the period ended October 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1998.
(4)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1999.
(5)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2001.
(6)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2002.
(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2002.
(8)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2002.
(9)	Incorporated by reference to the Company’s Form 8-A filed December 23, 2002.
(10)	Incorporated by reference to the Company’s Form 8-K filed December 23, 2002.
(11)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2003.
(12)	Incorporated by reference to the Company’s Form 8-K filed August 20, 2004.
(13)	Incorporated by reference to the Company’s Form 8-A/A filed August 23, 2004.