Form 10-Q
period 2004-10-31
NEOMAGIC CORP
filed 2004-12-10
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2004

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at October 31, 2004 was 32,842,385

NEOMAGIC CORPORATION

FORM 10-Q

2 of 34

Part I. Financial Information

Item 1. Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
Net sales	$552	$486	$2,244	$1,332

Cost of Sales (1)	663	623	2,422	1,630

Gross loss	(111)	(137)	(178)	(298)

Operating expenses:
Research and development (2)	4,189	5,340	13,876	14,849
Sales, general and administrative (3)	1,643	1,835	5,663	5,379

Total operating expenses	5,832	7,175	19,539	20,228

Loss from operations	(5,943)	(7,312)	(19,717)	(20,526)

Other income (expense), net:
Interest income and other income	123	363	318	742
Interest expense	(173)	(66)	(250)	(226)

Loss before income taxes	(5,993)	(7,015)	(19,649)	(20,010)
Income tax expense	5	33	19	39

Net loss	$(5,998)	$(7,048)	$(19,668)	$(20,049)

Basic and diluted net loss per share	$(0.18)	$(0.23)	$(0.61)	$(0.66)

Weighted average common shares outstanding for basic and diluted	32,829	30,759	32,475	30,498

(1)	Includes $4 and $11 in amortization of deferred stock compensation for the three months ended October 31, 2004 and 2003, respectively, and $8 and $26 for the nine months ended October 31, 2004 and 2003, respectively
(2)	Includes $55 and $128 in amortization of deferred stock compensation for the three months ended October 31, 2004 and 2003, respectively, and $145 and $285 for the nine months ended October 31, 2004 and 2003, respectively.
(3)	Includes $17 and $104 in amortization of deferred stock compensation for the three months ended October 31, 2004 and 2003, respectively, and $107 and $191 for the nine months ended October 31, 2004 and 2003, respectively.

See accompanying notes to condensed consolidated financial statements.

3 of 34

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2004	January 31, 2004 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,547	$12,342
Short-term investments	17,213	30,240
Accounts receivable, net	302	384
Inventory	785	102
Other current assets	1,064	974

Total current assets	32,911	44,042

Property, plant and equipment, net	4,265	3,302
Intangibles, net	1,899	3,168
Other assets	757	349

Total assets	$39,832	$50,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,483	$1,344
Compensation and related benefits	1,600	1,257
Income taxes payable	3,672	3,675
Other accruals	258	203
Current portion of capital lease obligations	1,445	1,756

Total current liabilities	8,458	8,235

Capital lease obligations	2,555	799

Mandatorily redeemable Series B convertible preferred stock	2,775	—

Stockholders’ equity:
Common stock	33	32
Additional paid-in-capital	95,506	90,496
Deferred compensation	(1,648)	(535)
Accumulated other comprehensive loss	(19)	(6)
Accumulated deficit	(67,828)	(48,160)

Total stockholders’ equity	26,044	41,827

Total liabilities and stockholders’ equity	$39,832	$50,861

(1)	Derived from the January 31, 2004 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2004.

See accompanying notes to condensed consolidated financial statements.

4 of 34

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31, 2004	October 31, 2003
Operating activities:
Net loss	$(19,668)	$(20,049)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,027	2,850
(Gain) Loss on disposal of property, plant and equipment	(1)	3
Amortization of deferred compensation	260	502
Changes in operating assets and liabilities:
Accounts receivable	82	35
Inventory	(683)	251
Other current assets	99	406
Other assets	(220)	69
Accounts payable	139	(956)
Compensation and related benefits	343	40
Income taxes payable	(3)	42
Tax benefit from employee stock options	—	355
Other accruals	55	(1,082)

Net cash used in operating activities	(16,570)	(17,534)

Investing activities:
Proceeds from the sale of property, plant, and equipment	6	—
Purchases of property, plant, equipment and intangibles	(114)	(425)
Purchases of short-term investments	(17,790)	(52,357)
Maturities of short-term investments	30,804	43,071

Net cash provided by (used in) investing activities	12,906	(9,711)

Financing activities:
Payments on capital lease obligations	(1,413)	(806)
Net proceeds from issuance of common stock	1,347	264
Net proceeds from issuance of mandatorily redeemable Series B convertible preferred stock and Series A and B warrants to purchase common stock	4,935	—

Net cash provided by (used in) financing activities	4,869	(542)

Net increase (decrease) in cash and cash equivalents	1,205	(27,787)
Cash and cash equivalents at beginning of period	12,342	37,428

Cash and cash equivalents at end of period	$13,547	$9,641

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$116	$152
Taxes	$21	$55

See accompanying notes to condensed consolidated financial statements.

5 of 34

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively, “NeoMagic” or the “Company”). Certain information and Note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at October 31, 2004, the operating results for the three and nine months ended October 31, 2004 and 2003, and the cash flows for the nine months ended October 31, 2004 and 2003. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2004, included in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three and nine months ended October 31, 2004 are not necessarily indicative of the results that may be expected for the year ending January 31, 2005.

The third fiscal quarters of 2004 and 2003 ended on October 31, 2004 and October 26, 2003, respectively. The Company’s quarters generally have 13 weeks. The first quarter of fiscal 2005 had 14 weeks, the second quarter of fiscal 2005 had 13 weeks, and the third quarter of fiscal 2005 had 13 weeks. The first, second, and third quarters of fiscal 2004 each had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2005 will have 53 weeks. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of October.

2. Stock Compensation

At October 31, 2004, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. The Company accounts for these plans under the intrinsic value method. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition method:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net loss, as reported	$(5,998)	$(7,048)	$(19,668)	$(20,049)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	76	202	260	461
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(873)	(870)	(3,144)	(2,381)

Pro forma net loss	(6,795)	(7,716)	(22,552)	(21,969)

Reported basic and diluted loss per share	$(0.18)	$(0.23)	$(0.61)	$(0.66)

Pro forma basic and diluted loss per share	$(0.21)	$(0.25)	$(0.69)	$(0.72)

6 of 34

In the three and nine months ended October 31, 2004 and 2003, respectively, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

	Option Plans				Stock Purchase Plan
	Three Months Ended October 31,		Nine Months Ended October 31,		Three Months Ended October 31,		Nine Months Ended October 31,
	2004	2003	2004	2003	2004	2003	2004	2003
Risk-free interest rates	2.9%	2.7%	3.0%	2.0%	2.2%	1.1%	1.8%	1.3%
Volatility	0.93	0.93	0.89	0.67	0.93	0.97	0.86	0.81
Expected life of option in years	3.05	4.28	3.44	2.80	0.49	0.51	0.49	0.50

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

Per share information calculated on this basis is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2004	2003	2004	2003
Numerator:
Net loss	$(5,998)	$(7,048)	$(19,668)	$(20,049)
Denominator:
Denominator for basic and diluted loss per share – weighted-average shares outstanding	32,829	30,759	32,475	30,498
Basic and diluted loss per share	$(.18)	$(.23)	$(.61)	$(.66)

For the three months ended October 31, 2004 and October 31, 2003 and for the nine months ended October 31, 2004 and October 31, 2003, respectively, basic earnings per share and diluted earnings per share are the same because the effect of including stock options under the treasury stock method would be anti-dilutive. During the three months ended October 31, 2004 and 2003, respectively, the Company excluded options to purchase 10,050,838 and 6,105,231 shares of common stock. During the nine months ended October 31, 2004 and 2003, respectively, the Company excluded options to purchase 5,342,288 and 6,467,348 shares of common stock.

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

7 of 34

Inventory consists of: (in thousands)	October 31, 2004	January 31, 2004
Raw materials	$445	$7
Work in process	31	—
Finished goods	309	95

Total	$785	$102

5. Accumulated Other Comprehensive Loss

Net comprehenseive loss includes the Company’s net loss, as well as accumulated other comprehensive income/(loss) on available for sale securities. Net comprehensive loss for the three and nine month periods ended October 31, 2004 and 2003, respectively, is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2004	2003	2004	2003
Net loss	$(5,998)	$(7,048)	$(19,668)	$(20,049)
Net change in unrealized loss on available for sale securities	10	(16)	(13)	(33)

Net comprehensive loss	$(5,988)	$(7,064)	$(19,681)	$(20,082)

Total accumulated other comprehensive loss was $19 thousand at October 31, 2004 and $6 thousand at January 31, 2004. Accumulated other comprehensive loss consists entirely of unrealized losses on available for sale securities.

6. Intangible Assets

The following table provides a summary of the carrying amount of intangible assets that will continue to be amortized (in thousands):

October 31, 2004	Cost	Accumulated Amortization	Net
Licensed intellectual property	$3,275	$(1,476)	$1,799
Core technology	1,800	(1,700)	100

	$5,075	$(3,176)	$1,899

January 31, 2004	Cost	Accumulated Amortization	Net
Licensed intellectual property	$3,275	$(657)	$2,618
Core technology	1,800	(1,250)	550

	$5,075	$(1,907)	$3,168

Amortization expense for other intangible assets was $423 thousand and $423 thousand for the three months ended October 31, 2004 and 2003, respectively. Amortization expense for other intangible assets was $1,269 thousand and $789 thousand for the nine months ended October 31, 2004 and 2003,

8 of 34

respectively. Licensed intellectual property and core technology are amortized over three years. Estimated annual amortization expense for other intangible assets is as follows as of October 31, 2004:

Fiscal years ending January 31, (in thousands)
2005	$373
2006	1,047
2007	479

Total	$1,899

7. Obligations Under Capital Leases

Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized:

(in thousands)	October 31, 2004	January 31, 2004
Software under capital lease	$4,243	$4,073
Accumulated amortization	(467)	(1,738)

Net software under capital lease	$3,776	$2,335

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of October 31, 2004:

Fiscal year ending January 31, (in thousands)
2005	$465
2006	1,796
2007	1,548
2008	593

Total minimum lease payments	4,402
Less: amount representing interest	(402)

Present value of net minimum lease payments	4,000
Less: current portion	(1,445)

Long-term portion	$2,555

8. Mandatorily Redeemable Series B Convertible Preferred Stock

On August 20, 2004, the Company issued 5,000 shares of Mandatorily Redeemable Series B Convertible Preferred Stock (the “Series B Preferred Stock”), Series A Warrants for the purchase of 1,608,696 shares of common stock at $1.64 per share, and Series B Warrants for the purchase of 1,000,000 shares of common stock at $1.60 per share for an aggregate cash purchase price of $5,000,000. After deducting certain transaction costs, net cash proceeds received by the Company were $4,935,000. In addition, the Company incurred out-of-pocket expenses of approximately $392 thousand related to the financing. The Series B Preferred Stock is initially convertible at the option of the investor into 4,347,826 shares of the Company’s Common Stock at a conversion price of $1.15 per share, and is subject to certain anti-dilution provisions. The Series B Preferred Stock is redeemable by the Company for a mandatory payment of $5 million three years from the issue date if the conversion option has not been exercised. The Series A Warrants to purchase common stock are exercisable for five years from the date of issuance. The

9 of 34

Series B Warrants to purchase common stock are exercisable until 90 days after the date that a registration statement relating to the common shares underlying the securities issued in this transaction is declared effective by the Securities and Exchange Commission. On September 24, 2004, this registration statement was declared effective.

In accordance with SFAS 150, the Company classified the estimated fair value of the Mandatorily Redeemable Series B Convertible Preferred Stock as a liability. The Company estimated the fair values of the Series B Preferred Stock and the Series A and B Warrants and allocated the net proceeds of $4,935,000 based on relative fair values in accordance with EITF 00-27 and calculated the intrinsic value of the conversion option embedded within the convertible preferred stock using the effective conversion price of $1.15 per common share. The intrinsic value of the beneficial conversion option calculated was $1,203,000 and the fair value allocated to the Series A and Series B warrants was $1,153,000. The fair value allocated to the warrants and the intrinsic value of the beneficial conversion option were recorded as credits to additional paid in capital in stockholders’ equity on the condensed consolidated balance sheets with an offsetting amount of $2,356,000 treated as a reduction in the $5 million liability recorded for the Mandatorily Redeemable Series B Convertible Preferred Stock. The net recorded liability of $2,644,000 for the Mandatorily Redeemable Series B Convertible Preferred Stock will accrete to the redemption value of $5 million through charges to interest expense over the three year period until mandatory redemption. The Company accreted interest expense of $131,000 during the third quarter of fiscal 2005.

The Company’s out-of-pocket expenses of approximately $392,000 related to the financing were recorded as deferred financing costs on the condensed consolidated balance sheets with $131,000 recorded in current assets. The Company recorded amortization of the deferred financing costs to interest expense of $22,000 during the third quarter of fiscal 2005.

9. Contingencies

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

10. Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the nine

10 of 34

months periods ended October 31, 2004 and 2003. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant for the nine months ended October 31, 2004 and 2003.

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

NeoMagic introduced its MiMagic 6 Applications Processor (NMS9600) in June 2003, and began sampling the product in November 2003. The MiMagic 6 is the first product to use an innovative proprietary architecture, called the Associative Processor Array (APA), as the core of its multimedia engine. The APA architecture uses a massively parallel approach to processing information, which means that APA operates on multimedia data in parallel, without increasing clock rates. Existing competitive solutions use a sequential processing flow that operates on each individual data element in sequence, relying on ever-faster clock rates to improve performance. These faster clock rates burn power more quickly, thus reducing battery life. The APA multimedia engine is capable of processing large amounts of multimedia data such as video, still pictures and audio simultaneously and at low clock rates, resulting in low power consumption. Significant revenues from the MiMagic 6 are not expected to be generated until the fiscal year-ending January 31, 2006.

11 of 34

The Company’s fiscal year end is January 31. Any references herein to a fiscal year refer to the year ended January 31 of such year. The third fiscal quarters of 2004 and 2003 ended on October 31, 2004 and October 26, 2003, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of October.

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

12 of 34

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

Results of Operations

Net Sales

Net sales were $0.6 million and $2.2 million for the three months and nine months ended October 31, 2004, respectively, compared to $0.5 million and $1.3 million for the three months and nine months ended October 31, 2003. Net sales increased in the three months ended October 31, 2004 primarily due to a $0.2 million increase in shipments of our NMC 1110 companion chips due to product end of life notices sent to customers, partially offset by $0.1 million decrease in shipments of our MiMagic 3 applications processor for the handheld systems market. Net sales increased in the nine months ended October 31, 2004 primarily due to a $1.0 million increase in shipments of our MiMagic 3 applications processor for the handheld systems market and $0.1 million increase in shipments of our NMC 1110 companion chips offset by $0.2 million decrease in shipments of NMC 1121 companion chips.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United

13 of 34

States-based OEMs) accounted for 82% and 91% of net sales in the three months ended October 31, 2004 and 2003, respectively. Sales to customers located outside the United States accounted for 90% and 88% of net sales in the nine months ended October 31, 2004 and 2003, respectively. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s net sales by major geographic area:

	Three Months Ended		Nine Months Ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
Japan	3%	45%	10%	45%
Taiwan	76%	44%	49%	40%
Hong Kong	0%	0%	28%	0%
United States	18%	9%	10%	12%
Europe	3%	2%	3%	3%

	100%	100%	100%	100%

The following customers accounted for more than 10% of net sales:
	Three Months Ended		Nine Months Ended
	October 31, 2004	October 31, 2003	October 31, 2004	October 31, 2003
Edom Technology Co.**	62%	35%	36%	29%
ESS Technology International, Inc.	* %	* %	28%	* %
Silicon Alliance Int.**	13%	* %	13%	11%
Silicon Media, Inc.**	* %	39%	* %	33%
Premier Components Distribution**	16%	* %	* %	* %
Macnica, Inc.**	* %	* %	* %	12%

*	represents less than 10% of net revenue
**	customer is a distributor

Gross Loss

Gross loss was $111 thousand and $137 thousand for the three months ended October 31, 2004 and 2003, respectively. Gross loss was $178 thousand and $298 thousand in the nine months ended October 31, 2004 and 2003, respectively. The improvement in gross loss for the three and nine months ended October 31, 2004 is primarily due to the increase in sales partially offset by an increase in amortization expense relating to core technology and licensed intellectual property of $366 thousand and $549 thousand, respectively, for the three and nine months ended October 31, 2004. The gross loss for the nine months ended October 31, 2004 was favorably impacted by the sale of $59 thousand of inventory previously written-off partially offset by charges totaling $24 thousand to write-off excess inventory for the Company’s companion chips. The gross loss for the three and nine months ended October 31, 2003 was unfavorably impacted by charges of $93 thousand and $172 thousand to write-off excess inventory and favorably impacted by the sale of $1 thousand and $8 thousand, respectively, of inventory previously written-off.

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of

14 of 34

photomask costs and pre-production wafer costs. Research and development expenses were $4.2 million and $5.3 million for the three months ended October 31, 2004 and 2003, respectively. Research and development expenses were $13.9 million and $14.8 million for the nine months ended October 31, 2004 and 2003, respectively. These expenses include amortization of deferred compensation of $0.1 million and $0.1 million for the three months ended October 31, 2004 and 2003, respectively, and $0.1 million and $0.3 million for the nine months ended October 31, 2004 and 2003, respectively. The decrease of $1.1 million for the three months ended October 31, 2004 is primarily due to lower mask costs of $0.5 million and lower acquired technology amortization of $0.2 million. The decrease of $0.9 million for the nine months ended October 31, 2004 is primarily related to lower outside consultant costs of $0.3 million, lower mask costs of $0.2 million and lower allocation costs of $0.4 million, offset by increased labor costs of $0.2 million.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.6 million and $1.8 million for the three months ended October 31, 2004 and 2003, respectively. Sales, general and administrative expenses were $5.7 million and $5.4 million for the nine months ended October 31, 2004 and 2003, respectively. These expenses include amortization of deferred compensation of $17 thousand and $104 thousand for the three months ended October 31, 2004 and 2003, respectively, and $107 thousand and $191 thousand for the nine months ended October 31, 2004 and 2003, respectively. The decrease of $0.2 million for the three months ended October 31, 2004 is mainly due to lower costs of boards used to demonstrate NeoMagic products of $0.2 million. The increase of $0.3 million for the nine months ended October 31, 2004 is primarily related to increased labor costs of $0.5 million mainly due to reinstatement of salaries after a one-year reduction instituted in March 2003 and increased audit fees of $0.2 million offset by decreased costs of boards used to demonstrate NeoMagic products of $0.4 million.

Interest Income and Other

The Company currently earns interest on its cash equivalents and short-term investments. Interest income and other was $0.1 million and $0.4 million for the three months ended October 31, 2004 and 2003, respectively. Interest income and other was $0.3 million and $0.7 million for the nine months ended October 31, 2004 and 2003, respectively. The decrease for the three and nine months ended October 31, 2004 in interest income and other is primarily due to lower average cash and short-term investment balances. In addition, other income for the three and nine months ended October 31, 2003 includes $255 thousand received for the Company’s holdings of Margi Systems Preferred Stock. The Company acquired shares of Margi Systems, Inc. preferred stock in January of 1998, for $300 thousand. The Company wrote off the investment fully during the fourth quarter of fiscal year 2001, based on the Company’s views of the financial prospects of Margi Systems at such time. Margi Systems was acquired by Harman International Industries, Inc. in September 2003. In connection with the acquisition, the Company received $255 thousand for its holdings of Margi Systems preferred stock.

Interest Expense

Interest expense was $173 thousand and $66 thousand for the three months ended October 31, 2004 and 2003, respectively. Interest expense was $250 thousand and $226 thousand for the nine months ended October 31, 2004 and 2003, respectively. Interest expense increased for the three and nine months ended October 31, 2004 due to accreted interest expense of $131 thousand recorded in the third quarter of fiscal 2005 related to our Mandatorily Redeemable Series B Convertible Preferred Stock issued in August 2004 partially offset by lower interest expense on our capital leases. In addition, we recorded $22 thousand of interest amortization for deferred financing costs related to our Mandatorily Redeemable Series B Convertible Preferred Stock during the third quarter of fiscal 2005.

15 of 34

Income Taxes

In the three and nine months ended October 31, 2004, taxes consisted of foreign income taxes.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased $11.8 million in the nine months ended October 31, 2004 to $30.8 million from $42.6 million at January 31, 2004.

The Company believes that it will not generate cash from operating activities over the upcoming twelve months, yet believes its current cash, cash equivalents and short-term investments will satisfy the Company’s projected working capital and capital expenditure requirements through the next twelve months. Investments will continue in the Company’s new product development efforts in the handheld systems marketplace. The Company’s ability to increase sales of its MiMagic 3 and MiMagic 5 applications processors and the Company’s ability to achieve design wins for the MiMagic 6 applications processor will be critical in determining the Company’s cash needs. The Company’s future working capital requirements will depend on many factors including the rate of net sales, the timing and extent of spending to support research and development programs, the timing of any new product introductions, and market acceptance of the Company’s products. The Company needs to raise additional cash in the next several quarters to satisfy its projected working capital and capital expenditure requirements beyond the next twelve months. There can be no assurance that additional financing will be available on acceptable terms or at all. On August 20, 2004, the Company closed a new round of financing when it issued preferred stock and warrants to purchase common stock for net proceeds of $4.9 million. Out of pocket expenses were approximately $392 thousand. See Note 8, Mandatorily Redeemable Series B Convertible Preferred Stock, in the condensed consolidated financial statements for additional information.

Cash and cash equivalents used in operating activities for the nine months ended October 31, 2004 was $16.6 million, compared to $17.5 million of net cash used in operating activities for the nine months ended October 31, 2003. The cash used in operating activities for the nine months ended October 31, 2004 is due to primarily from a net loss of $19.7 million, as well as an increase in inventory of $0.7 million, partially offset by non-cash depreciation and amortization of $3.0 million, deferred compensation amortization charges of $0.3 million and an increase in compensation and related benefits of $0.3 million. The cash used in operating activities for the nine months ended October 31, 2003 related to primarily from a net loss of $20.0 million, as well as decreases in accounts payable of $1.0 million and in other accruals of $1.1 million partially offset by non-cash depreciation and amortization of $2.9 million, deferred compensation amortization charges of $0.5 million, tax benefit from employee stock options of $0.4 million and decreases in inventory of $0.3 million and other current assets of $0.4 million.

Net cash provided by investing activities for the nine months ended October 31, 2004, was $12.9 million, compared to $9.7 million of net cash used in investing activities for the nine months ended October 31, 2003. Net cash provided by investing activities for the nine months ended October 31, 2004 is due to net maturities of short-term investments of $13.0 million partially offset by purchases of fixed assets and intangibles of $0.1 million. Net cash used in investing activities for the nine months ended October 31, 2003 related primarily to net purchases of short-term investments of $9.3 million and purchases of fixed assets and intangibles of $0.4 million.

Net cash provided by financing activities was $4.9 million for the nine months ended October 31, 2004, compared to $0.5 million of net cash used in financing activities for the nine months ended October 31, 2003. The net cash provided by financing activities for the nine months ended October 31, 2004 is due to proceeds from the issuance of common stock of $1.3 million and the issuance of redeemable convertible preferred stock and warrants to purchase common stock of $4.9 million partially offset by payments on capital lease obligations of $1.4 million. The net cash used in financing activities for the nine months ended October 31, 2003 is related to payments on capital lease obligations of $0.8 million offset by proceeds from the issuance of common stock of $0.3 million.

16 of 34

The Company’s lease for its headquarters in Santa Clara, California expires in April 2010. The Company leases offices in Israel and India under operating leases that expire in September 2005 for Israel and in December 2006 for India.

The Company leases software licenses under capital leases. Refer to Note 7, Obligations under Capital Leases, in the condensed consolidated financial statements for additional information.

The future minimum payments relating to facility leases, software leases, and non-cancelable purchase orders are included in the contractual obligations table below.

Contractual Obligations

The following summarizes the Company’s contractual obligations at October 31, 2004, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2005	2006	2007	2008	2009	Thereafter	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$296	$1,171	$1,101	$1,046	$1,073	$1,377	$6,064
Capital leases	465	1,796	1,548	593	—	—	4,402

Total contractual cash obligations	$761	$2,967	$2,649	$1,639	$1,073	$1,377	$10,466

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2004, the Company is not involved in SPE transactions.

Factors that May Affect Future Results

We Expect to Continue to Incur Significant Losses in the Fiscal Year Ending January 31, 2005 and the Fiscal Year Ending January 31, 2006

The Company has been incurring substantial losses as it invests heavily in new product development in advance of achieving significant customer sales. This is expected to continue during the remainder of the fiscal year ending January 31, 2005 and the following fiscal year ending January 31, 2006. The Company’s ability to achieve cash flow breakeven is likely to depend on the success of its MiMagic 5 and its MiMagic 6 products. However, even if the MiMagic 5, MiMagic 6, and subsequent products achieve widespread customer acceptance, the length of customer design-in cycles would preclude substantial product shipments in the fiscal year ending January 31, 2005. Accordingly, even if these new products are successful, the Company is likely to incur significant additional losses during the remainder of the fiscal year ending January 31, 2005 and the following fiscal year ending January 31, 2006.

17 of 34

We Are Likely To Need Additional Capital

Given the long cycle times required to achieve design wins, convert customer design wins into production orders, and for the customers to achieve volume shipments of their products, the Company is likely to require additional working capital to fund its business. The Company believes that its existing capital resources will be sufficient to meet the Company’s capital requirements through the next 12 months. However, the Company expects to raise additional capital within the next 12 months to fund future operating activities. The Company’s future capital requirements will depend on many factors, including the rate of net sales growth, timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing support activities, and timing and customer acceptance of new products. The Company’s ability to raise capital and the terms of any financing will depend, in part, on the Company’s ability to establish customer engagements and generate sales. As discussed below, revenue performance is difficult to forecast. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all.

Our Revenues Are Difficult To Predict

For a variety of reasons, revenues are difficult to predict and may vary significantly from quarter to quarter. The Company’s ability to achieve design wins depends on many factors, many outside the Company’s control, including changes in the customer’s strategic and financial plan, competitive factors and overall market conditions. As the Company’s experience demonstrates, design wins themselves do not always lead to production orders because the customer may cancel or delay products for a variety of reasons. Such reasons may include the performance of a particular product that may depend on components not supplied by NeoMagic, market conditions, reorganizations or other internal developments at the customer and changes in customer personnel or strategy. Even when a customer has begun volume production of a product containing NeoMagic chips, volumes are difficult to forecast because there may be no history to provide a guide, and because market conditions and other factors may cause changes in the customer’s plans. Because of the market uncertainties they face, many customers place purchase orders on a short lead time basis, rather than providing reliable long-term purchase orders or purchase forecasts.

The difficulty in forecasting revenues increases the difficulty in forecasting the Company’s working capital requirements. It also increases the likelihood that the Company may overproduce particular parts, resulting in inventory charges, or underproduce particular parts, affecting our ability to meet customer requirements. The difficulty in forecasting revenues also restricts the Company’s ability to provide forward-looking revenue and earnings guidance to the financial markets and increases the chance that the Company’s performance does not match forecasts.

We have a Limited Customer Base

Three customers accounted for 62%, 16% and 13% of net sales for the three months ended October 31, 2004. Two customers accounted for 39% and 35% of net sales for the three months ended October 31, 2003. Three customers accounted for 36%, 28% and 13% of net sales for the nine months ended October 31, 2004. Four customers accounted for 33%, 29%, 12% and 11% of net sales for the nine months ended October 31, 2003. The Company expects that a small number of customers will continue to

18 of 34

account for a substantial portion of its net sales for the foreseeable future. Furthermore, the majority of the Company’s sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, the Company’s business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company’s products, or by a decline in the number of handheld systems sold by a single customer.

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

NeoMagic competes with both domestic and international companies, some of which have substantially greater financial and other resources than the Company with which to pursue engineering, manufacturing, marketing and distribution of their products. The Company’s principal sources of competition include Texas Instruments, Renesas, certain of Samsung’s S3C chips and ST Microelectronic’s Nomadik line, as well as self-developed products from a number of vertically integrated electronics firms. NeoMagic may also face increased competition from new entrants into the market including companies currently at developmental stages. NeoMagic believes it has significant intellectual properties and has historically demonstrated expertise in SOC technology. However, the inability of the Company to introduce timely new products for its market, to support these products in customer programs, or to manufacture these products could have a material adverse effect on the Company’s business, financial condition and operating results.

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

19 of 34

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

20 of 34

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

21 of 34

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

The Company relies in part on patents to protect its intellectual property. As of October 31, 2004, the Company has been issued 78 patents, each covering certain aspects of the design and architecture of the Company’s products. Additionally, the Company has numerous patent applications pending. There can be no assurance that the Company’s pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide the Company with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on the Company’s ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate the Company’s products or design around any patents that may be issued to the Company.

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

22 of 34

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

We Depend on International Sales and Suppliers

Export sales have been a critical part of the Company’s business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign system manufacturers that sell to United States-based OEMs) accounted for 82% and 91% of net sales in the three months ended October 31, 2004 and 2003, respectively. Sales to customers located outside the United States accounted for 90% and 88% of net sales in the nine months ended October 31, 2004 and 2003, respectively. The Company expects that net sales derived from international sales will continue to represent a significant portion of its total net sales. Letters of credit issued by customers have supported a portion of the Company’s international sales. To date, the

23 of 34

Company’s international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of the Company’s customers could make the Company’s products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

There may not be an active, liquid trading market for our common stock. In the third and fourth quarters of fiscal 2005 and in the first quarter of fiscal 2004, our common stock traded below the $1 minimum bid price requirement of the NASDAQ National Market. The stock price fell below $1 for twenty straight trading days between October 19, 2004 and November 16, 2004. If we fail to comply with the

24 of 34

continued listing requirements of the NASDAQ National Market, including the minimum bid price per share requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the NASDAQ Small Cap Market, the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on the NASDAQ National Market. You may not be able to sell your shares quickly, at the market price or at all if trading in our stock is not active.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s cash equivalents, short-term investments, and long-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of October 31, 2004, the Company’s cash equivalents, short-term investments, and long-term investments earned interest at an average rate of 1.6%. Due to the short-term nature of the Company’s investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming an increase or decrease of 10% in the market interest rates at October 31, 2004, with consistent cash balances, interest income would be affected by approximately $12 thousand per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

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

25 of 34

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

During the last fiscal quarter there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

26 of 34

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

The exhibits listed in the accompanying Exhibit Index are filed or incorporated by reference as part of this Report on Form 10-Q.

27 of 34

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ Scott Sullinger
SCOTT SULLINGER
V.P. Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

December 10, 2004

28 of 34

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(1)	Bylaws.
4.1	(10)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.
4.2	(13)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.
4.3	(12)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.
4.4	(12)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.
4.5	(12)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.
4.6	(9)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.7	(12)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004
10.1	(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
10.2	(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.3	(1)	Amended and Restated 1993 Stock Plan and related agreements.
10.4	(2)	Amendment No. 1, dated as of October 15, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.5	(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.
10.6	(1)	1997 Employee Stock Purchase Plan, with exhibit.
10.7	(4)	1998 Nonstatutory Stock Option Plan.
10.8	(4)	Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation and Siemens Aktiengesellschaft Semiconductor Group, now Infineon Technologies AG.
10.9	(5)	General Amendment to the Wafer Supply Agreement with Product Sourcing Agreement, dated January 9, 2001, between NeoMagic International Corporation and Infineon Technologies AG.
10.10	(6)	Employment Offer Letter dated May 10, 2000, between the Company and Sanjay Adkar.
10.11	(6)	Employee Loan Agreement dated May 10, 2000, between the Company and Sanjay Adkar.
10.12	(6)	Security Agreement dated September 1, 2001, between the Company and Stephen Lanza.
10.13	(6)	Promissory Note dated September 1, 2001, between the Company and Stephen Lanza.
10.14	(7)	Full and Final Release dated September 9, 2002, from the Wafer Supply Agreement and the Product Sourcing Agreement between NeoMagic International Corporation and Infineon Technologies AG.
10.15	(8)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.16	(8)	Amendment No. 2, dated as of April 7, 2000, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

29 of 34

10.17	(8)	Amendment No. 3, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.18	(11)	Amendment No. 4, dated as of January 31, 2003, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.
10.19	(12)	Securities Purchase Agreement dated August 19, 2004 by and between the company and Satellite Strategic Finance Associates, LLC.
31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.
31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.
32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1, registration no. 333-20031.
(2)	Incorporated by reference to the Company’s Form 10-Q for the period ended October 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1998.
(4)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1999.
(5)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2001.
(6)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2002.
(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2002.
(8)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2002.
(9)	Incorporated by reference to the Company’s Form 8-A filed December 23, 2002.
(10)	Incorporated by reference to the Company’s Form 8-K filed December 23, 2002.
(11)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2003.
(12)	Incorporated by reference to the Company’s Form 8-K filed August 20, 2004.
(13)	Incorporated by reference to the Company’s Form 8-A/A filed August 23, 2004.

30 of 34