Form 10-K
period 2005-01-31
NEOMAGIC CORP
filed 2005-04-28
CIK 1030485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2005,

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months ( or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference to Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2) Yes  ☒    No  ☐

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $47,153,835 as of July 30, 2004 based upon the closing price on the Nasdaq National Market reported for such date, the last business day of the Registrant’s most recently completed second fiscal quarter. This calculation does not reflect a determination that certain persons are affiliates of the Registrant for any other purposes.

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 22, 2005 was 33,238,669.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement related to the 2005 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission after the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NeoMagic Corporation

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2005

FORWARD-LOOKING STATEMENTS

When used in this discussion, the words “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, but not limited to: customer acceptance of new NeoMagic products, the market acceptance of handheld devices developed and marketed by customers that use our products, our ability to execute product and technology development plans on schedule, and our ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment. Examples of forward-looking statements include statements about our expected revenues, our competitive advantage in our markets, the potential market for our products, our expected production timelines, our customer base and our need for additional financing beyond the next 12 months. These statements are subject to significant risks and uncertainties, including those set forth below under “Factors that May Affect Results,” that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

PART I

Item 1.	BUSINESS

General

NeoMagic Corporation designs, develops and markets high-performance semiconductor solutions, known as Applications Processors, for sale to manufacturers of mobile phones and handheld devices. Applications Processors are semiconductors, or Systems-on-Chips (SOCs), used to enable multimedia applications and sophisticated operating systems on mobile phones and other handheld devices. Our Applications Processors are sold under the “MiMagic” brand name with a focus on enabling high performance multimedia within a low power consumption environment. Our target customers include manufacturers of mobile phones and handheld devices. The largest projected market opportunity for Applications Processors is in the mobile phone market, where Applications Processors that enable multimedia functionality work side-by-side with baseband processors that are used for communications functionality.

In the past, we provided semiconductor solutions, called multimedia accelerators, to top notebook computer manufacturers. In April 2000, we began to exit the multimedia accelerator market. However, the majority of our historical net sales through the end of fiscal year 2002 continued to come from these multimedia accelerator products. We do not expect to have revenue related to these products in the future. We are now focused solely on the Applications Processor market. We believe that our expertise and experience in providing multimedia accelerators for the laptop computer market, where multimedia processing with low power consumption is a requirement, will give us an advantage in the Applications Processor market which also requires high performance processing with low power consumption.

International Data Corporation (IDC), an industry research firm for the technology market, states that 536 million mobile phones were shipped worldwide in 2003. IDC estimates that this number will grow to 745 million mobile phones by 2007. NeoMagic believes that next-generation mobile phones and other handheld devices will feature dramatically increased multimedia functionality including: camera applications, highly compressed video using MPEG-4 and H.264 video standards, 3D graphics for gaming, and audio. Our strategy is to become a leading provider of Applications Processors by:

(1)	Leveraging our core competencies in integrating logic, analog, and memory to support all multimedia applications on mobile phones and handheld devices;

(2)	Offering Applications Processors that support a full range of operating systems, basebands and wireless protocols;

(3)	Providing high-performance, power-efficient Applications Processors that use our proprietary Associative Processing Array architecture;

(4)	Continuing to focus on building relationships with the leading customers worldwide.

We have established relationships with third-party manufacturing partners to produce semiconductor products for us. Pursuant to these relationships, NeoMagic designs the overall product, including the logic and analog circuitry, and the manufacturing partners manufacture the wafers, assemble and test the products.

NeoMagic Corporation was incorporated in California in May 1993 and subsequently reincorporated in Delaware in February 1997.

Products

Our main product line is the MiMagic Applications Processor family. The MiMagic family of Applications Processors incorporates microprocessor, 3D graphics, audio and video capabilities. We introduced the first member of the MiMagic Applications Processor family in July of 2001. We have since phased out production of the MiMagic 1 and MiMagic 2 Applications Processors. Currently, the MiMagic 3 Applications Processor and MiMagic 5 Applications Processor are in full production. The MiMagic 6 Applications Processor is currently being sampled to customers and is expected to commence production shipments during the fourth quarter of calendar year 2005.

The following products fall within the category of Applications Processors for handheld devices:

Product Name	Description	Status at April 2005
MiMagic 3	SOC with performance and power enhancements	Production
MiMagic 5	SOC with dedicated video hardware	Production
MiMagic 6	SOC with Associative Processing Array (APA) Multimedia Engine	Sampling

The following products fall within the category of companion chips, which add IO (input/output) functions to processors made by other companies. These companion chips are currently being phased out.

Product Name	Description	Status at April 2005
NMC1110	Companion chip for Intel StrongARM SOC	Production
NMC1121	Enhanced SOC companion chip	Production

Research and Development

We believe the timely development and introduction of new products are essential to maintaining our competitive position and our ability to capitalize on market opportunities. NeoMagic’s research and development efforts are focused on developing Integrated System-on-Chip semiconductor products for mobile phones and other handheld devices. At the end of fiscal 2005, we had approximately 91 employees engaged in research and development activities. Research and development expenses were $18.2 million, $19.7 million, and $24.7 million, in fiscal 2005, 2004 and 2003, respectively. We have historically focused much of our personnel and resources on research and development. Our research and development activities are focused on bringing the MiMagic 6 to production as well as on developing next generation products. We are also developing new technologies that will improve the quality of multimedia applications on low-power consumption mobile phones and other handheld devices. We plan to continue innovating and improving the functionality of our MiMagic family of Applications Processors.

In November of 2003, we completed the first version of our MiMagic 6 Applications Processor, which includes a new technology architecture, called Associative Processor Array (APA). The APA multimedia engine uses a massively parallel approach to processing information. Most competitive architectures use a sequential approach to process each bit of data separately. To increase performance, sequential architectures rely on increased clock rates. These faster clock rates result in increased power consumption and reduced battery life. Because APA operates on data in parallel, it is able to process more information per clock cycle than sequential approaches. With its ability to handle large amounts of data simultaneously, the APA platform is able to efficiently process multimedia data such as images, video and graphics, with low power consumption.

Sales and Marketing

We primarily sell our products to manufacturers of mobile phones and other handheld devices using our internal sales and marketing personnel, a global network of distributors and sales representatives and our management team. In some cases, mobile phones and other handheld devices are designed and manufactured by third-party Original Design Manufacturers (ODMs) on behalf of the final brand name Original Equipment Manufacturers (OEMs). We focus on developing long-term customer relationships with ODMs, brand name OEMs as well as mobile phone operators. We believe that this approach increases the likelihood of design wins, improves the overall quality of support, and enables the timely release of customer products to market.

Our sales and marketing strategy is an integral part of our effort to become a leading supplier of Applications Processors to manufacturers of mobile phones and other handheld devices. To meet customer requirements and achieve design wins, our sales and marketing personnel work closely with our customers, business partners and key industry trendsetters to define product features, performance, price, and market timing of new products. We employ a sales and marketing organization with a high level of technical expertise and product and industry knowledge to support a lengthy and complex design win process. Additionally, we employ a highly trained team of application engineers to assist customers in designing, testing and qualifying system designs that incorporate NeoMagic products as part of the pre-sale process. We believe that the depth and quality of this design support is key to improving customers’ time-to-market deliveries and maintaining a high level of customer satisfaction, which in turn encourages customers to utilize subsequent generations of our products.

Third Party Manufacturing

We have relationships with several foundries to produce our semiconductor wafers. These relationships enable us to concentrate our resources on product design, development, engineering, marketing and sales, where we believe we have greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable cost and quality at acceptable manufacturing yields, and to deliver those products to us on a timely basis. A manufacturing disruption experienced by any of our manufacturing partners would have an adverse effect on our business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies at one of our suppliers is unsuccessful, our business, financial condition and results of operations would be materially and adversely affected.

We use other third-party subcontractors to perform assembly, packaging and testing of our products. We work with these third-party subcontractors for advanced packaging capabilities. We do not have long-term agreements with any of these subcontractors. As a result of our reliance on third-party subcontractors to assemble, test and provide advanced packaging for our products, we cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of our products. Due to the amount of time normally required to qualify these assembly and test subcontractors, shipments could be delayed significantly if we are required to find alternative subcontractors.

Competition

The market for Applications Processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal factors of competition in this market are video and 3D graphics performance, price, features, power consumption, size and customer support. The market for Applications Processors is also heavily affected by the system level architectural decisions made by prospective customers, that affect the allocation of functionality between the baseband processor and other chips in a mobile phone. Our ability to compete successfully in the Applications Processor market depends on a number of factors including, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ramp of production of our products, customer demand and acceptance of more sophisticated multimedia functionality on mobile phones and other handheld devices, end-user acceptance of our customers’ products, market acceptance of competitors’ products and general economic conditions. Our ability to compete will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends.

We compete with both domestic and international companies, some of which have substantially greater financial and other resources than us with which to pursue engineering, manufacturing, marketing and distribution of their products. Our principal competitors include Texas Instruments, Renesas, ST Microelectronics and Broadcom as well as a number of vertically integrated electronics firms that are developing their own solutions. We may also face increased competition from new entrants into the market including companies currently at developmental stages. We believe we have significant intellectual properties and historically demonstrated expertise in SOC technology. However, our inability to introduce timely new products for our market, to support these products in customer programs, or to manufacture these products could have a material adverse effect on our business, financial condition and operating results.

Intellectual Property

We rely in part on patents to protect our intellectual property. As of January 31, 2005, we had been issued 79 patents. However, on April 7, 2005, we announced the sale of 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to our legacy products and not to products that we currently sell or plan to sell. We retain a worldwide, non-exclusive license under the patents sold. The sale did not include several of our important patents covering embedded DRAM technology or any of the unique array processing technology used in our MiMagic family of Applications Processors. The remaining 21 issued patents are scheduled to expire no later than January 2022. Additionally, we have several patent applications pending. There can be no assurance that our pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

We also rely on a combination of mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. Despite these efforts, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, disclose such intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. A failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations.

As a general matter, the semiconductor industry has experienced substantial litigation regarding patent and other intellectual property rights. In December 1998, we filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against us alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. Since January 1999, no further action has occurred on this counter claim. The Court ruled that there was no infringement by Trident. As a result, we filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003, we filed an appeal in the United States Court of Appeals, for the Federal Circuit. In August 2004 the Federal Circuit rejected the appeal and affirmed the lower court’s decision of no infringement by the Trident products. While we believe we have valid defenses against Trident’s counter claim filed in 1999, there can be no assurance as to whether Trident will or will not proceed with the counter-suit.

Backlog

Sales of our products are primarily made pursuant to standard purchase orders that are cancelable without significant penalties. These purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules in order to reflect changes in customers’ requirements and manufacturing availability. Also, many of our customers are moving to “just in time” relationships with their vendors, whereby orders for product deliveries are not provided to the supplier until just prior to the requested delivery. A large portion of our sales are made pursuant to short lead-time orders. In addition, our actual shipments depend on the manufacturing capacity of our suppliers and the availability of products from such suppliers. As a result of the foregoing factors, we do not believe that backlog is a meaningful indicator of future sales.

Employees

As of January 31, 2005, we employed a total of 117 full-time employees, including 91 in research and development, 4 in applications engineering, 8 in sales and marketing, 2 in manufacturing and 12 in finance, information technology and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our employees are not represented by a collective bargaining organization, and we believe that we have good relations with our employees.

Management

Executive Officers

The executive officers of the Company as of January 31, 2005 are as follows:

Name	Age	Position
Prakash C. Agarwal (1)	51	President, Chief Executive Officer and Director
Doug Young (2)	59	Vice President, Worldwide Sales
Scott Sullinger	35	Vice President, Finance and Chief Financial Officer
Mark Singer (3)	45	Vice President, Corporate Marketing

(1)	Effective April 19, 2005, Prakash C. Agarwal was no longer President, Chief Executive Officer and Director of NeoMagic.
(2)	Effective April 19, 2005, Doug Young was appointed as President, Chief Executive Officer and Director of NeoMagic.
(3)	Effective April 20, 2005, Mark Singer was no longer Vice President, Corporate Marketing.

Prakash C. Agarwal, is our co-founder, and he was President, Chief Executive Officer, and a Director of NeoMagic from its inception in 1993 until April 19, 2005.

Doug Young joined NeoMagic in February of 2004. Mr. Young was promoted to VP Worldwide Sales in January 2005 and on April 19, 2005, Mr. Young was appointed President, Chief Executive Officer and Director of NeoMagic. Before joining NeoMagic, Mr. Young was Senior Vice President of Worldwide Sales at Planetweb, Inc., a provider of embedded multimedia application and browser software for consumer electronics devices. At Planetweb, Mr. Young worked with customers such as Samsung, Sharp, Philips and other large OEMs. Mr. Young has managed sales in many different environments ranging between large systems enterprise sales to the ‘Fortune 500’ and ODM and OEM sales in the consumer electronics market. He has over 25 years experience working for companies such as IBM, Storage Technology Corporation, Unilease Computer Corporation, Data General and Hitachi Data Systems. He has worked in hardware and software sales, and he was President and CEO of a computer and satellite leasing company. Mr. Young has a Bachelors of Arts Degree from Princeton University and a Masters Degree in Business Administration from The Stern School of Business at New York University.

Scott Sullinger joined NeoMagic in March of 2004. Prior to joining NeoMagic, Mr. Sullinger was director of finance at ON Semiconductor, a provider of power and data management semiconductors and standard semiconductor components. Before joining ON Semiconductor, Mr. Sullinger spent seven years in investment banking, most recently as vice president of technology investment banking at Morgan Stanley, in Menlo Park, California. In his role as an investment banker, Mr. Sullinger advised a variety of semiconductor companies, including Atmel, LSI Logic and STMicroelectronics, on acquisition and financing strategies. Mr. Sullinger previously worked as an auditor and as a senior consultant at the accounting firm of Price Waterhouse. He has a bachelor’s degree in economics from the University of California, Los Angeles, where he graduated cum laude, and a Masters Degree in Business Administration from Columbia University. He is a Certified Public Accountant.

Mark Singer joined NeoMagic in March 1997 as a Senior Staff member managing Strategic Business Planning and Corporate Communications. In 1999, he was promoted to Vice President, Corporate Marketing a position he held until April 20, 2005.

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

Our corporate headquarters, which is also our principal administrative, selling and marketing, customer service, applications engineering and product development facility, is located in Santa Clara, California and consists of approximately 45,000 square feet under a lease which will expire on April 30, 2010. Prior to April 30, 2003, we had leases on two buildings with 45,000 square feet each. However, we exited one of these buildings and chose not to renew the lease on this building. We also lease 7,500 square feet of office space in Israel and 13,000 square feet of office space in India under operating leases that expire in September 2005 and December 2006, respectively. On February 1, 2005, we entered into a sublease agreement to sub-lease 10,000 square feet in our Santa Clara facility for a two year period starting on March 15, 2005. We believe our existing facilities are adequate for our current needs.

Item 3.	LEGAL PROCEEDINGS

As a general matter, the semiconductor industry has experienced substantial litigation regarding patent and other intellectual property rights. In December 1998, we filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against us alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. Since January 1999, no further action has occurred on this counter claim. The Court ruled that there was no infringement by Trident. As a result, we filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003, we filed an appeal in the United States Court of Appeals, for the Federal Circuit. In August 2004 the Federal Circuit rejected the appeal and affirmed the lower court’s decision of no infringement by the Trident products. While we believe we have valid defenses against Trident’s counter claim filed in 1999, there can be no assurance as to whether Trident will or will not proceed with the counter-suit.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of stockholders of NeoMagic Corporation, a Delaware corporation, was held on November 11, 2004 at 10:00 a.m., local time, at the offices of Wilson Sonsini Goodrich & Rosati, 650 Page Mill Road, Palo Alto, California 94304-1050.

At the special meeting, stockholders were asked to approve an amendment of NeoMagic’s existing certificate of incorporation to increase the authorized number of shares of common stock from 60,000,000 to 100,000,000. The number of votes cast for the matter was 28,262,856. The number of votes cast against the matter was 1,790,680. There were no votes withheld for the matter. The number of shares abstaining on the matter was 50,364. There were no broker non-votes on the matter.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq National Market under the symbol “NMGC”. The high and low closing sales prices set forth below are as reported on the Nasdaq National Market.

Quarterly Data Fiscal 2005	1st	2nd	3rd	4th
Price range common stock:
Low	$3.56	$1.29	$0.72	$0.73
High	$5.40	$4.20	$1.47	$1.36

Fiscal 2004
Price range common stock:
Low	$0.96	$1.11	$1.82	$2.37
High	$1.28	$2.67	$3.09	$4.85

We had 229 stockholders of record as of April 22, 2005. We have not paid any dividends on our common stock. In addition, there are restrictions on dividend payments as long as the Series B Convertible Preferred Stock remains outstanding. We currently intend to retain any future earnings for use in our business and do not anticipate paying cash dividends to stockholders.

Information as of January 31, 2005 regarding equity compensation plans approved and not approved by stockholders is summarized in the following:

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options	(B) Weighted Average Exercise Price of Outstanding Options	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans approved by shareholders	6,307,519	2.60	1,512,858	(1)
Equity compensation plans not approved by shareholders	5,981,931	2.00	1,034,001	(2)

Total	12,289,450	2.31	2,546,859

(1)	Includes 1,053,039 shares available for future issuance under our 2003 Stock Option Plan, as amended, generally used for grants to officers and directors. Also includes 459,819 shares available under our 1997 Employee Stock Purchase Plan.
(2)	Shares available under our 1998 Nonstatutory Stock Option Plan are used for grants to employees other than officers and directors except as provided within the plan. This plan was not previously required to be approved by shareholders. Due to regulatory changes, going forward, all material changes to the plan require shareholder approval.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein.

Five Year Summary

	Fiscal Years ended January 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share and Other Data)
Consolidated Statement of Operations Data:
Net sales	$2,466	$1,888	$2,189	$385	$75,806
Cost of sales	3,195	2,262	3,000	27	61,328
Impairment of certain acquired and licensed intangible assets	89	—	491	—	—

Gross margin (loss)	(818)	(374)	(1,302)	358	14,478
Operating expenses:
Research and development	18,208	19,694	24,715	25,201	27,524
Sales, general and administrative	7,447	7,236	10,383	8,028	13,068
Special charge	—	—	3,600	—	—
Impairment of certain acquired and licensed intangible assets	1,437	—	552	—	—
Acquired in-process research and development	—	—	—	700	—

Total operating expenses	27,092	26,930	39,250	33,929	40,592
Loss from operations	(27,910)	(27,304)	(40,552)	(33,571)	(26,114)
Income, net of expenses, from the sale of DVD assets (2)	—	—	1,580	—	6,494
Interest income and other	415	854	1,816	3,488	5,987
Interest expense	(534)	(282)	(75)	(12)	(263)

Loss before income taxes and cumulative effect of change in accounting principle	(28,029)	(26,732)	(37,231)	(30,095)	(13,896)
Income tax provision (benefit)	196	43	(6,294)	(1,130)	(5,481)

Net loss before cumulative effect of change in accounting principle	(28,225)	(26,775)	(30,937)	(28,965)	(8,415)
Cumulative effect of change in accounting principle (1)	—	—	(4,175)	—	—

Net loss	$(28,225)	$(26,775)	$(35,112)	$(28,965)	$(8,415)

Basic and diluted net loss per share before cumulative effect of change in accounting principle (1)	$(0.87)	$(0.87)	$(1.07)	$(1.10)	$(.33)
Cumulative effect of change in accounting principle	—	—	(0.15)	—	—
Basic and diluted net loss per share (1)	$(0.87)	$(0.87)	$(1.22)	$(1.10)	$(.33)
Weighted common shares outstanding (1)	32,620	30,650	28,872	26,311	25,737
Weighted common shares outstanding assuming dilution (1)	32,620	30,650	28,872	26,311	25,737

	2005	2004	2003	2002	2001
Consolidated Balance Sheet Data:
Cash and cash equivalents	$8,944	$12,342	$37,428	$38,996	$72,852
Short-term investments	16,082	30,240	29,657	32,914	34,917
Working capital	18,427	35,807	59,608	68,318	104,766
Total assets	30,714	50,861	80,948	108,309	123,765
Long-term obligations	4,975	799	2,521	—	—
Total stockholders’ equity	17,960	41,827	67,887	98,206	115,470
Other Data
Number of employees	117	175	155	144	138
Net book value/share (3)	$0.55	$1.36	$2.35	$3.73	$4.49

(1)	See Note 1 and Note 3 of Notes to Consolidated Financial Statements.
(2)	See Note 2 of Notes to Consolidated Financial Statements.
(3)	Denominator is equal to the weighted common shares outstanding.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, but not limited to: customer acceptance of new NeoMagic products, the market acceptance of handheld devices developed and marketed by customers that use our products, our ability to execute product and technology development plans on schedule, and our ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment. Examples of forward-looking statements include statements about our expected revenues, our competitive advantage in our markets, the potential market for our products, our expected production timelines, our customer base and our need for additional financing beyond the next 12 months. These statements are subject to significant risks and uncertainties, including those set forth below under “Factors that May Affect Results,” that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see “Risks That Could Affect Future Results.” This section should also be read in conjunction with the Consolidated Financial Statements and related Notes.

Overview

NeoMagic designs, develops and markets high-performance, power-efficient Applications Processors that enable multimedia features and applications in mobile phones and other handheld devices. In the past, we provided semiconductor solutions, called multimedia accelerators, to top notebook computer manufacturers. In April 2000, we began to exit the multimedia accelerator market. However, the majority of our historical net sales through the end of fiscal year 2002 continued to come from these multimedia accelerator products. We do not expect to have revenue related to these products in the future. We are now focused solely on the Applications Processor market.

NeoMagic has established relationships with third-party manufacturing partners to produce semiconductor products for us. Pursuant to these relationships, we design the overall product, including the logic and analog circuitry, and the manufacturing partners manufacture the wafers, perform testing and package the products. We are focused on leveraging our core competencies in integrating logic, analog and memory, along with graphics, video, 3D and other multimedia technologies, drivers, middleware and operating system software, and power management in our continued development of solutions that facilitate the mobilization of multimedia applications.

In November of 2003, we introduced a new technology architecture, called Associative Processor Array (APA). The APA architecture uses a massively parallel approach to processing information, which means that APA operates on multimedia data in parallel, without increasing clock rates. Existing competitive solutions use a sequential processing flow that operates on each individual data element in sequence, relying on ever-faster clock rates to improve performance. These faster clock rates burn power, thus reducing battery life. With its ability to handle large amounts of data simultaneously and at lower clock rates, the APA platform is able to process multimedia data such as video, still pictures and audio with low power consumption. We anticipate that the MiMagic 6, the first of our chips to use APA, will begin production shipments during the fourth quarter of calendar year 2005.

Our fiscal year ends on the last Sunday in January. For ease of presentation, the accompanying financial statements have been shown as ending on January 31 and calendar quarter ends for all annual and quarterly financial statement captions. Fiscal year 2005 consisted of 53 weeks and ended on January 30, 2005. Fiscal years 2004 and 2003 consisted of 52 weeks each and ended on January 25 and January 26, respectively.

Critical Accounting Policies and Estimates

NeoMagic’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets and long-lived assets, revenue recognition, inventories and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Intangible Assets and Long Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we evaluate the carrying value of our long-lived assets, consisting primarily of identifiable intangible assets, and property, plant and equipment in the fourth quarter of each fiscal year, and whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decline in our market value, significant reductions in projected future cash flows or gross margins, or macroeconomic factors including a prolonged economic downturn. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we will be required to write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including gross profit margins, long-term forecasts of the amount and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write-down or write-off long-lived assets.

During the fourth quarter of fiscal 2005 the Company determined that certain licensed intellectual property was impaired and recorded an impairment charge of $1.5 million of which $0.1 million was charged to cost of sales for licensed intellectual property which related to products currently in production. The impairment was caused by a decline in the related sales forecasts of products associated with the licensed intellectual property. The impairment charge recorded represents the amount by which the carrying amount of the licensed intellectual property exceeded its fair value, which was determined based on the Company’s estimated discounted future cash flows identifiable to the licensed intellectual property.

During the first quarter of fiscal 2003, we wrote-off licensed intangible properties with a net book value of $0.5 million relating to licensed intellectual property that will no longer be used.

During the third and fourth quarters of fiscal 2003, we also determined that certain intangible assets purchased as part of the LinkUp Systems Corporation (“LinkUp”) acquisition completed in December 2001 were impaired and recorded a total impairment charge of $1.0 million.

We continue to periodically evaluate our long-lived assets for impairment in accordance with SFAS 144 and acknowledge it is possible that such evaluation might result in future adjustments for impairment. Such an impairment might adversely affect our operating results.

Revenue Recognition

We recognize revenue from non-distributor product sales when the products are shipped to customers, title has transferred, and no obligations remain. Thus, we require the following: (i) execution of a written customer order, (ii) shipment of the product, (iii) fee is fixed or determinable, and (iv) collectibility of the proceeds is probable. Our shipment terms are FOB shipping point.

For products shipped to distributors, we defer recognition of revenue until the distributors sell the products to their customers. On occasion, however, we will sell products with “End of Life” status to distributors under special arrangements without any price protection or return privileges for which we recognize revenue upon transfer of title, typically at the time of shipping.

At the end of each accounting period, we make a determination of certain factors including sales returns and allowances, which could affect the amount of revenue recorded for the period. Sales returns provisions include considerations for known but unprocessed sales returns and estimation for unknown returns based on historical experiences. Actual sales returns may vary significantly from historical experience and could have a material effect on our operating results.

Inventory Valuation

Our inventory valuation policy stipulates that at the end of each reporting period we write-down or write-off our inventory for estimated obsolescence or unmarketable inventory. The amount of the write-down or write-off is equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs or write-offs may be required. Additionally, as we introduce product enhancements and new products, demand for our existing products in inventory may decrease, requiring additional inventory write-downs.

Deferred Taxes and Tax Accruals

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets. In the event we determine that we would be able to realize some or all of our deferred tax assets in the future, an adjustment to the deferred tax assets would increase income in the period when such determination was made.

We have also provided accruals for certain tax liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, or less than currently assessed, the resulting reversal of such accruals would result in tax benefits being recorded in the period when the accruals are no longer deemed necessary. Conversely, if our estimate of tax liabilities is more than the amount ultimately assessed, further charges would result.

Results of Operations

Net sales

Net sales were $2.5 million, $1.9 million and $2.2 million in fiscal 2005, 2004 and 2003, respectively. The increase in sales in fiscal 2005 compared to fiscal 2004 is primarily due to increased shipments of approximately $0.7 million of our MiMagic 3 applications processor for the handheld devices market. The decrease in sales in fiscal 2004 compared to fiscal 2003 is primarily due to customer delays in bringing their MiMagic 3 related programs to commercial production. We expect that the percentage of our net sales represented by any one product or type of product may change significantly from period to period when new products are introduced and existing products reach the end of their product life cycles.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign manufacturers that sell to United States-based OEMs) accounted for 91%, 91% and 84% of net sales in fiscal 2005, 2004 and 2003, respectively. We expect that export sales will continue to represent a significant portion of net sales. All sales transactions were denominated in United States dollars. The following is a summary of our net sales by major geographic area:

Year Ended January 31,	2005	2004	2003
Japan	12%	40%	43%
Taiwan	47%	34%	39%
Hong Kong	25%	14%	0%
United States	9%	9%	16%
Europe	7%	3%	2%

The following customers accounted for more than 10% of net sales:

Year Ended January 31,	2005	2004	2003
Edom Technology Co.**	33%	25%	20%
Silicon Media, Inc.**	8%	24%	15%
ESS Technology International, Inc.	26%	14%	* %
Macnica, Inc.**	* %	10%	26%
Silicon Alliance Int.**	13%	* %	17%

*	represents less than 10% of net sales
**	customer is a distributor

Gross Loss

Gross loss was $0.8 million, $0.4 million and $1.3 million in fiscal 2005, 2004, and 2003, respectively. Cost of sales includes amortization of deferred compensation of $8 and $37 thousand in fiscal 2005 and 2004, respectively. There was no amortization of deferred compensation in fiscal 2003. The increased negative margins in fiscal 2005 were largely due to the write-off of excess MiMagic 3 inventory of approximately $0.4 million. Fiscal 2004 excess inventory write-offs were approximately $0.2 million primarily related to our NMC1121 companion chip and our MiMagic 2 Applications Processor. In addition, fiscal 2005 gross loss included $0.1 million of amortization of licensed intellectual property as well as a $0.1 million impairment charge for licensed intellectual property. The negative gross margin in fiscal 2004 is generally due to under absorption of manufacturing overhead resulting from relatively low production levels. Gross loss improved in fiscal 2004 compared to fiscal 2003, due to the absence of developed technology write-offs totaling $0.5 million that occurred in fiscal 2003. The negative gross margin in fiscal 2003 is due to under absorption of manufacturing overhead resulting from low production levels and amortization of $0.3 million and impairment charges of $0.5 million for acquired developed technology.

In the future, our gross margin percentages may be affected by increased competition and related decline in unit average selling prices (particularly with respect to older generation products), changes in the mix of products sold, timing of volume shipments of new products, the availability and cost of products from our suppliers, inventory write-offs, and manufacturing yields (particularly on new products).

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to research and development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $18.2 million, $19.7 million, and $24.7 million in fiscal 2005, 2004 and 2003, respectively. These expenses include amortization of deferred compensation of $0.2 million, $0.4 million, and $0.9 million in fiscal 2005, 2004, and 2003, respectively. We have made, and intend to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve our identified markets. The decrease in fiscal 2005 from fiscal 2004 of $1.5 million is primarily related to lower depreciation of $0.5 million due to certain fixed assets being fully depreciated throughout fiscal year 2005, lower outside consultant costs of $0.3 million and lower allocation costs of $0.5 million due to lower allocated IT department depreciation and other allocated costs. Research and development expenses decreased in fiscal 2004 primarily due to lower labor costs of $1.1 million, lower amortization of acquired and licensed intangibles of $1.1 million, lower software license and maintenance costs of $0.8 million and lower outside consulting costs of $0.4 million. Labor costs decreased largely due to one year Company wide salary reductions in fiscal 2004. Included in the research and development expenses for fiscal 2003 was a charge of $0.5 million to write off certain licensed intellectual property.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $7.4 million, $7.2 million, and $10.4 million in fiscal 2005, 2004, and 2003, respectively. These expenses include amortization of deferred compensation of $0.1 million, $0.3 million, and $1.0 million in fiscal 2005, 2004, and 2003, respectively. Sales, general and administrative expenses increased in fiscal 2005 due to increased labor costs of $0.4 million mainly due to reinstatement of salaries after a one-year reduction, and increased audit fees of $0.6 million offset by decreased cost of boards used to demonstrate NeoMagic products of $0.5 million and lower allocation costs of $0.2 million. Audit expenses increased due to increased procedures required by section 404 of the Sarbanes-Oxley Act of 2002. Sales, general and administrative expenses decreased in fiscal 2004 compared to fiscal 2003 primarily due to lower labor costs of $1.5 million and lower amortization of deferred compensation of $0.7 million. Labor costs decreased largely due to Company-wide salary reductions in fiscal 2004.

Special Charge

In January 2001, we extended our wafer supply agreement with Infineon Technologies AG (“Infineon”) of Germany through fiscal 2004 to ensure future wafer supply for our new product efforts. NeoMagic provided $15.0 million in guarantees towards its wafer purchases over the term of the agreement. The amount of guarantee was included as restricted cash on the Consolidated Balance Sheet, as of January 31, 2002. Due to uncertainties over Infineon’s continued product development with respect to embedded DRAM (“eDRAM”), we decided not to use Infineon’s eDRAM technology for its future production needs. Based on negotiations between NeoMagic and Infineon on restructuring the wafer supply agreement with the intent to release NeoMagic from the related guarantee, we recorded $3.6 million in charges, composed of a $1.5 million cash payment and the issuance of $2.1 million in common stock, which reflects the value of the final settlement in fiscal 2003. The amount was recorded as a Special Charge in the Consolidated Statements of Operations for fiscal 2003. As a result of the settlement, $15.0 million of restricted cash was released and reclassified to cash and cash equivalents on the Consolidated Balance Sheet in fiscal 2003.

Impairment of Certain Acquired and Licensed Intangible Assets

NeoMagic adopted SFAS 144 in the first quarter of fiscal 2003. In accordance with SFAS 144, we assess the recoverability of our long-lived assets in the fourth quarter of each fiscal year, and whenever there are indicators of impairment, by comparing projected undiscounted net cash flows associated with those assets against their respective carrying amounts to determine whether impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

During fiscal 2005, we determined that certain licensed intellectual property was impaired and recorded an impairment charge of $1.5 million of which $0.1 million was charged to cost of sales. The impairment was caused by a decline in the related sales forecasts of products associated with the licensed intellectual property.

During fiscal 2003, we determined that certain intangible assets purchased as part of the LinkUp Systems Corporation acquisition completed in December 2001 were impaired and recorded a total impairment charge of

$1.0 million, during the period. Of the total impairment charge, $491 thousand related to impairment of certain acquired intangibles that were capitalized relating to developed technology. The impairment was caused by a decline in the related sales forecasts of products associated with the intangibles. The impairment charge relating to developed technology is included in the cost of sales section of the Consolidated Statements of Operations. In addition, we also recorded a $506 thousand impairment charge with respect to intangibles relating to customer relationships. Several key customers with whom we were engaged abandoned their related product plans, which led to the impairment. We also recorded a $46 thousand impairment charge with respect to intangibles that were capitalized as internal use software. We no longer use the software. The impairment charge relating to customer relationships and internal use software is included in the operating expenses section of the Consolidated Statements of Operations in fiscal 2003.

Income, Net of Expenses, from the Sale of DVD Assets

In April 2000, pursuant to an asset purchase agreement, we sold the principal assets of our DVD product group, primarily consisting of fixed assets and intangible assets, to LSI Logic (“Buyer”). We received $11.7 million in a lump-sum cash payment and an additional $3.1 million was contingent on our performance of certain obligations related to the transfer of licenses with third parties to the Buyer. We received a $1.5 million cash payment which was previously contingent on our performance of certain obligations related to the transfer of licenses with third parties to the Buyer in fiscal 2001. In fiscal 2003, we received the remaining contingent payment of $1.6 million upon completing the transfer of licenses with third parties to the Buyer, and recorded the amount as a gain in the Consolidated Statement of Operations for the fiscal year ended January 31, 2003.

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

Upon adoption of SFAS 142, we were required to complete the two-step transitional goodwill impairment test. We completed step one of the transitional impairment test during the second quarter of fiscal 2003 and determined that there were indicators of impairment, as the carrying value of the reporting unit exceeded the fair value derived from the market capitalization model. The second step of the transitional impairment test to determine the amount of impairment was completed in the third quarter of fiscal 2003 by comparing fair value to carrying value, with any excess of carrying value over fair value being recorded as an impairment loss. Based on the results of the second transitional impairment test, we recorded a non-cash charge of $4.2 million, to reduce the carrying value of our goodwill, which is reflected as a cumulative effect of an accounting change in the accompanying Consolidated Statements of Operations in fiscal 2003.

Interest Income and Other

We earn interest on our cash and short-term investments. Interest income and other was $0.4 million, $0.9 million and $1.8 million in fiscal 2005, 2004, and 2003, respectively. The decrease in fiscal 2005 is primarily due to lower average cash and short-term investment balances. The decrease in fiscal 2004 is primarily due to lower interest income earned on lower average cash balances and from interest rate reductions that occurred in fiscal 2003.

Interest Expense

Interest expense was $0.5 million, $0.3 million, and $0.1 million in fiscal 2005, 2004 and 2003, respectively. The increase in fiscal 2005 is due to accreted interest expense of $0.3 million recorded in fiscal 2005 related to our Mandatorily Redeemable Series B Convertible Preferred Stock issued in August 2004. In addition, we recorded $54 thousand of interest amortization for deferred financing costs related to our Mandatorily Redeemable Series B Preferred Stock during fiscal 2005. The increase in fiscal 2004 compared to fiscal 2003 is due to new capital leases entered into in the latter part of fiscal 2003 being outstanding for the entire fiscal 2004.

Income Taxes

We recorded a tax provision of $196 thousand on a pre-tax loss of $28.0 million in fiscal year 2005 which consisted of foreign income taxes and an increase of $179 thousand for accrued interest and penalties on tax liabilities. Our effective tax (benefit) rate was 0.7% in fiscal 2005, 0% in fiscal 2004, and (16.9%) in fiscal 2003. In fiscal year 2003, the tax benefit rate differed from the statutory rate due to an increase in our valuation allowance. The benefit recorded was limited to current cash income tax refunds available. Realization of our deferred tax assets, which have a full valuation allowance, depends on us generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. Due to the uncertainty of the timing and amount of such realization, the management has concluded that a full valuation allowance is required as of January 31, 2005.

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by our chief executive officer and approved by our board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

We have not determined whether we will apply the above provision to qualifying earnings repatriations in fiscal year 2006; however, as additional clarifying language on key elements of the provision becomes available, we will continue to analyze and assess whether such repatriation would be practical.

The earnings from foreign operations in India are currently tax exempt pursuant to a tax holiday effective through 2008. The incentive provides for certain tax relief if certain conditions are met. We believe that we continued to be in compliance with these conditions at January 31, 2005.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $25.0 million, $42.6 million, and $67.1 million as of the end of fiscal 2005, 2004 and 2003, respectively. The decrease in cash, cash equivalents, and short-term investments in fiscal 2005 stems primarily from cash used for operating activities, which includes a net loss of $28.2 million offset by net maturities of short-term investments and proceeds from issuance of mandatorily redeemable Series B convertible preferred stock. The decrease in cash, cash equivalents, and short-term investments in fiscal 2004 stems primarily from cash used for operating activities which includes a net loss of $26.8 million.

Cash and cash equivalents used in operating activities was $22.3 million, $23.9 million and $2.7 million in fiscal 2005, 2004 and 2003, respectively. The cash used in operating activities in fiscal 2005 was primarily due to the $28.2 million net loss offset in part by non-cash depreciation and amortization of $4.0 million, an impairment charge for certain licensed intellectual property of $1.5 million and amortization of deferred compensation of $0.4 million. The cash used in operating activities in fiscal 2004 was primarily due to the $26.8 million net loss and decreases in accounts payable of $1.5 million and other accruals of $1.2 million, offset in part by non-cash depreciation and amortization of $4.2 million and amortization of deferred compensation $0.7 million. The cash used in operating activities in fiscal 2003 was primarily due to the $35.1 million net loss, an increase in inventory of $0.5 million and a decrease in income tax payable of $0.3 million, offset in part by the reclass of $15.0 million from restricted cash to cash equivalents, an increase in accounts payable of $0.7 million, non-cash depreciation and amortization of $4.9 million, deferred compensation amortization of $1.9 million, and the cumulative effect of a change in accounting principle of $4.2 million.

Net cash provided by (used in) investing activities was $14.0 million, ($1.1 million) and $0.9 million in fiscal 2005, 2004 and 2003, respectively. Net cash provided by investing activities in fiscal 2005 is primarily due to net maturities of short-term investments of $14.2 million. Net cash used in investing activities in fiscal 2004 was due to net purchases of short-term investments of $0.6 million and purchases of property, plant, equipment and intangibles of $0.5 million. Net cash provided by investing activities in fiscal 2003 is primarily due to net maturities of short-term investments of $3.2 million and from proceeds from the sale of DVD assets of $1.6 million partially offset by purchases of property, plant, equipment and intangibles of $3.9 million. Continued operation of our business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of our future revenues.

Net cash provided by (used in) financing activities was $4.8 million, ($0.1 million) and $0.3 million in fiscal 2005, 2004 and 2003, respectively. In fiscal 2005 we issued preferred stock and warrants to purchase common stock for net proceeds of $4.9 million. The Preferred Stock can be converted into 4,347,826 shares of our common stock at any time at the option of the investor. Alternatively, the Preferred Stock can be redeemed for $5 million in cash in August 2007 if the conversion option has not been exercised. The net proceeds were used to fund operating activities. See Note 9, Mandatorily Redeemable Series B Convertible Preferred Stock, in the consolidated financial statements for additional information. The net cash provided by financing activities in fiscal 2005 is due to proceeds from the issuance of Mandatorily Redeemable Series B Convertible Preferred Stock of $4.9 million and proceeds from the issuance of common stock of $1.7 million partially offset by payments on capital lease obligations of $1.8 million. The net cash used in financing activities in fiscal 2004 is due to payments on capital lease obligations of $1.3 million partially offset by proceeds from the issuance of common stock of $1.2 million. The net cash provided by financing activities in fiscal 2003 is due to net proceeds from the issuance of common stock of $0.8 million partially offset by payments on capital lease obligations of $0.5 million.

At January 31, 2005, our principal sources of liquidity included cash, cash equivalents and short-term investments of $25.0 million. We believe our current cash, cash equivalents and short-term investments, including the net proceeds of $3.5 million received from our sale of certain patents after January 31, 2005 as described in Note 15 to our consolidated financial statements, will satisfy our projected cash requirements through at least the next twelve months. However, we expect we will need to raise additional capital within the next 12 months to fund future operating activities beyond the next 12 months. If we experience a material shortfall versus our plan for fiscal 2006, we expect to take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our cash position. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. There can be no assurance that additional financing will be available on acceptable terms or at all. Furthermore, as long as the Preferred Stock remains outstanding, provisions of the Preferred Stock limit our ability to issue any security with greater or equal seniority to the Preferred Stock. Beyond fiscal 2006, the adequacy of our resources will depend largely on our ability to complete additional financing and our success in re-establishing profitable operations and positive operating cash flows.

Our lease for our headquarters in Santa Clara, California expires in April 2010. We lease offices in Israel and India under operating leases that expire in September 2005 for Israel and in December 2006 for India. On February 1, 2005, we entered into a sublease agreement to sub-lease 10,000 square feet in our Santa Clara facility for a two year period starting on March 15, 2005 for $12,000 per month.

We lease software licenses under capital leases. Refer to Note 8, Obligations under Capital Leases, in the consolidated financial statements for additional information.

The future minimum payments relating to facility leases, software leases, non-cancelable purchase orders and other contractual obligations are included in the contractual obligations table below.

Contractual Obligations

The following summarizes our contractual obligations at January 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2006	2007	2008	2009	2010	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases *	$1,002	$933	$1,028	$1,073	$1,100	$277	$5,413
Capital leases **	1,686	1,648	643	—	—	—	3,977
Mandatorily redeemable Series B convertible preferred stock	—	—	5,000	—	—	—	5,000
Non-cancelable purchase orders	45	—	—	—	—	—	45

Total contractual cash obligations	$2,733	$2,581	$6,671	$1,073	$1,100	$277	$14,435

*	Includes sublease income for sub-leasing 10,000 square feet in our Santa Clara facility for a two-year period starting on March 15, 2005 for $12,000 per month.
**	Reflects March 2005 amendment to the payment schedule for one of our capital leases, which reduced fiscal 2006 payments by $150,000, increased fiscal 2007 payments by $100,000 and increased fiscal 2008 payments by $50,000.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2005, we are not involved in SPE transactions.

Recent Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2005. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, as allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for the first fiscal year beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123. The Company is currently evaluating the impact of adoption of SFAS No. 123R.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this pronouncement is not expected to have a material impact on our statements of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on our consolidated result of operations.

Impact of Currency Exchange Rates

In fiscal 2005, all of our payments made to our suppliers and all of our payments received from our customers were denominated in U.S. dollars. We have in the past and may in the future enter into foreign currency forward contracts to minimize short-term foreign currency fluctuation exposures related to firm purchase commitments. We do not use derivative financial instruments for speculative or trading purposes. Our accounting policies for these instruments are based on our designation of such instruments as hedging transactions. The criteria we use for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions.

Notwithstanding the measures we have adopted, due to the unpredictability and volatility of currency exchange rates and currency controls, there can be no assurance that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results.

Factors that May Affect Results

We Expect to Continue to Incur Significant Losses and Consume Cash in Operations in the Fiscal Year Ending January 31, 2006

We have been incurring substantial losses and consuming cash in operations as we invest heavily in new product development in advance of achieving significant customer sales. This is expected to continue during the fiscal year ending January 31, 2006. Our ability to achieve cash flow breakeven is likely to depend on the success of our MiMagic 5 and MiMagic 6 products. However, even if the MiMagic 5, MiMagic 6, and subsequent products achieve widespread customer acceptance, the length of customer design-in cycles would preclude substantial product shipments in the fiscal year ending January 31, 2006. Accordingly, even if these new products are successful, we are likely to incur significant additional losses and consume cash in operations during the fiscal year ending January 31, 2006.

We Are Likely To Need Additional Capital

Given the long cycle times required to achieve design wins, convert customer design wins into production orders, and for customers to achieve volume shipments of their products, we are likely to require additional working capital to fund our business. We believe that our existing capital resources will be sufficient to meet our capital requirements through at least the next 12 months. However, we expect we will need to raise additional capital to fund future operating activities beyond the next 12 months. Our future capital requirements will depend on many factors, including the rate of net sales growth, timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing support activities, and timing and customer acceptance of new products. Our ability to raise capital and the terms of any financing will depend, in part, on our ability to establish customer engagements and generate sales. As discussed below, revenue performance is difficult to forecast. There can be no assurance that additional equity or debt financing, if required, will be available on acceptable terms or at all. Furthermore, as long as the preferred stock remains outstanding, provisions of the Preferred Stock limit our ability to issue any security with greater or equal seniority to the Preferred Stock.

Our Revenues Are Difficult To Predict

For a variety of reasons, revenues are difficult to predict and may vary significantly from quarter to quarter. Our ability to achieve design wins depends on many factors, many outside our control, including changes in the customer’s strategic and financial plans, competitive factors and overall market conditions. As our experience demonstrates, design wins themselves do not always lead to production orders because the customer may cancel or delay products for a variety of reasons. Such reasons may include the performance of a particular product that may depend on components not supplied by NeoMagic, market conditions, reorganizations or other internal developments at the customer and changes in customer personnel or strategy. Even when a customer has begun volume production of a product containing our chips, volumes are difficult to forecast because there may be no history to provide a guide, and because market conditions and other factors may cause changes in the customer’s plans. Because of the market uncertainties they face, many customers place purchase orders on a short lead time basis, rather than providing reliable long-term purchase orders or purchase forecasts.

The difficulty in forecasting revenues increases the difficulty in forecasting our working capital requirements. It also increases the likelihood that we may overproduce particular parts, resulting in inventory charges, or underproduce particular parts, affecting our ability to meet customer requirements. The difficulty in forecasting revenues also restricts our ability to provide forward-looking revenue and earnings guidance to the financial markets and increases the chance that our performance does not match forecasts.

We Depend on Qualified Personnel

Our future success depends in part on the continued service of our key engineering, sales, marketing, manufacturing, finance and executive personnel, and our ability to identify, hire and retain additional personnel. There is strong competition for qualified personnel in the semiconductor industry, and there can be no assurance that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. We have experienced the loss of personnel though headcount reductions and attrition. We have recently lost some of our executive management. For example, Prakash Agarwal, one of our co-founders who was our President, Chief Executive Officer and a Director since our founding, resigned from all these positions on April 19, 2005. Our new President and Chief Executive Officer, Doug Young, has been with us only since February 2004. We cannot assure you that the resignation of Mr. Agarwal and the appointment of Mr. Young will not have a material adverse effect on our business, financial condition and results of operations. All our executive officers are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. If we are not able to maintain key personnel, if our headcount is not appropriate for our future direction, or if we fail to recruit key personnel critical to our future direction in a timely manner, this may have a material adverse effect on our business, financial condition and results of operations. In addition, our future success will depend in part on our ability to identify and retain qualified individuals to serve on our board of directors. We believe that maintaining a board of directors comprised of qualified members is critical given the current status of our business and operations. Moreover, Nasdaq Stock Market rules require three outside board members to serve on our audit committee. Any inability on our part to identify and retain qualified board members could have a material adverse effect on our business or could lead to the delisting of our securities from the Nasdaq Stock Market.

We have a Limited Customer Base

Three customers accounted for 33%, 26%, and 13%, respectively, of net sales in fiscal 2005. Four customers accounted for 25%, 24%, 14% and 10%, respectively, of net sales in fiscal 2004. Four customers accounted for

26%, 20%, 17% and 15%, respectively, of net sales in fiscal 2003. We expect that a small number of customers will account for a substantial portion of our net sales for the foreseeable future. Furthermore, the majority of our sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

We May Lose Our Customer Base

Our products are designed to afford the mobile phone and handheld device manufacturer significant advantages with respect to product performance, power consumption and size. To the extent that other future developments in components or subassemblies incorporate one or more of the advantages offered by our products, the market demand for our products may be negatively impacted.

We Face Intense Competition in Our Markets

The market for Applications Processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal factors of competition in this market are video and 3D graphics performance, price, features, power consumption, size and customer support. Our ability to compete successfully in the Applications Processor market depends on a number of factors including, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ramp of production of our products, customer demand and acceptance of more sophisticated multimedia functionality on mobile phones and other handheld devices, end-user acceptance of our customers’ products, market acceptance of competitors’ products and general economic conditions. Our ability to compete will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends.

We compete with both domestic and international companies, some of which have substantially greater financial and other resources than us with which to pursue engineering, manufacturing, marketing and distribution of their products. Our principal competitors include Texas Instruments, Renesas, ST Microelectronics and Broadcom as well as a number of vertically integrated electronics firms that are developing their own solutions. We may also face increased competition from new entrants into the market including companies currently at developmental stages. We believe we have significant intellectual properties and historically demonstrated expertise in SOC technology. However, our inability to introduce timely new products for our market, to support these products in customer programs, or to manufacture these products could have a material adverse effect on our business, financial condition and operating results.

Some of our current and potential competitors operate their own manufacturing facilities. Since we do not operate our own manufacturing facility and may from time-to-time make binding commitments to purchase products (binding purchase orders of $45,000 were outstanding as of January 31, 2005), we may not be able to reduce our costs and cycle time or adjust our production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on our results of operations.

Our Products May be Incompatible with Evolving Industry Standards and Market Trends

Our ability to compete in the future will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends. Unanticipated changes in market trends and industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. As a result, we could be required to invest significant time and resources to redesign our products or obtain license rights to technologies owned by third parties in order to ensure compliance with relevant industry standards and market trends. There can be no assurance that we will be able to redesign our products or obtain the necessary third-party licenses within the appropriate window of market demand. If our products are not in compliance with prevailing market trends and industry standards for a significant period of time, we could miss crucial OEM (Original Equipment Manufacturer) and ODM (Original Design Manufacturer) design cycles, which could result in a material adverse effect on our business, financial condition and results of operations.

We Depend on New Product Development to Meet Rapid Market and Technological Change

NeoMagic is focused on providing high-performance semiconductor solutions for sale to manufacturers of mobile phones and handheld devices. New product planning is focused on integrated System-On-Chip (SOC) semiconductor products for handheld devices that integrate multimedia technologies such as H.264 video compression, 3D graphics and audio technologies. Our future business, financial condition and results of operations will depend to a significant extent on our ability to develop new products that address these market opportunities. As a result, we believe that significant expenditures for research and development will continue to be required in the future.

We must anticipate the features and functionality that consumers and infrastructure providers will demand, incorporate those features and functionality into products that meet the exacting design requirements of equipment manufacturers, price our products competitively and introduce new products to the market on a timely basis. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability to create or acquire intellectual property, the ability of manufacturing partners to effectively manufacture new products, quality of new products, differentiation of new products from those of our competitors and market acceptance of our products and the products of our customers. There can be no assurance that the products we expect to introduce will incorporate the features and functionality demanded by mobile phone and handheld device manufacturers and consumers, will be successfully developed, or will be introduced within the appropriate window of market demand. There can be no assurance that customers who utilize our semiconductor products will achieve the levels of market success with their own products that they may project to us.

Because of the complexity of our products, we have experienced occasional delays in completing development and introduction of new products. In the event that there are delays in production of current products, or in the completion of development of future products, including the products currently under development for introduction over the next 12 to 18 months, our potential future business, financial condition, and results of operations will be materially adversely affected. In addition, the time required for competitors to develop and introduce competing products may be shorter, their manufacturing yields may be better, and their production costs may be lower than those experienced by us.

We Depend on Third-Party Manufacturers to Produce Our Products

Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We currently utilize several foundries for wafer fabrication. We expect that, for the foreseeable future, some of our products will be manufactured by a single source. Since, in our experience, the lead time needed to establish a relationship with a new wafer fabrication partner is at least 12 months, and the estimated time for a foundry to switch to a new product line ranges from four to nine months, there may be no readily available alternative source of supply for specific products. A manufacturing disruption experienced by our manufacturing partners, the failure of our manufacturing partners to dedicate adequate resources to the production of our products, or the financial instability of our manufacturing partners would have a material adverse effect on our business, financial condition and results of operations. Furthermore, in the event that the transition to the next generation of manufacturing technologies by our manufacturing partner is unsuccessful, our business, financial condition and results of operations would be materially and adversely affected.

There are many other risks associated with our dependence upon third-party manufacturers, including: reduced control over delivery schedules, quality, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on wafers supplied to us; and potential misappropriation of our intellectual property. We are dependent on our manufacturing partners to produce wafers with acceptable quality and manufacturing yields, to deliver those wafers on a timely basis to our third party assembly subcontractors and to allocate a portion of their manufacturing capacity sufficient to meet our needs. Although our products are designed using the process design rules of the particular manufacturer, there can be no assurance that our manufacturing partners will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, there can be no assurance that our manufacturing partners will continue to devote adequate resources to the production of our products or continue to advance the process design technologies on which the manufacturing of our products are based.

We Rely on Third-Party Subcontractors to Assemble and Test Our Products

Our products are assembled and tested by third-party subcontractors. We do not have long-term agreements with any of these subcontractors. Such assembly and testing is conducted on a purchase order basis. As a result of our reliance on third-party subcontractors to assemble and test our products, we cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of our products. Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if we were required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and test of our products could have a material adverse effect on our business, financial condition and results of operations.

We May Encounter Inventory Excess or Shortage

We have wafer supply relationships with several foundries to support our product efforts. Normally, we place binding purchase orders two to three months prior to wafer shipment. We had binding orders for wafers of $45,000 outstanding as of January 31, 2005. We order wafers for deliveries in advance and with the additional time to assemble and test wafers, we can have orders for finished goods that will not be available for up to four months into the future. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time-to-time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2005 of $0.4 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

Our Manufacturing Yields May Fluctuate

The fabrication of semiconductors is an extremely complex process, which typically includes hundreds of process steps. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, utilization of equipment with variations and numerous other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. We often purchase wafers, not die, and pay an agreed upon price for wafers meeting certain acceptance criteria. Accordingly, we bear the risk of the yield of good die from wafers purchased meeting the acceptance criteria.

Semiconductor manufacturing yields are a function of both product design, which is developed largely by us, and process technology, which is typically proprietary to the manufacturer. Historically, we have experienced lower yields on new products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation and communication between the manufacturer and us. This risk is compounded by the offshore location of our manufacturers, increasing the effort and time required identifying, communicating and resolving manufacturing yield problems. As our relationships with new manufacturing partners develop, yields could be adversely affected due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of each manufacturer. Any significant decrease in manufacturing yields could result in an increase in our per unit product cost and could force us to allocate our available product supply among our customers, potentially adversely impacting customer relationships as well as revenues and gross margins. There can be no assurance that our manufacturers will achieve or maintain acceptable manufacturing yields in the future.

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of January 31, 2005, we had been issued 79 patents. However, on April 7, 2005, we announced the sale of 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to our legacy products and not to products that we currently sell or plan to sell. We retain a worldwide, non-exclusive license under the patents sold. The sale did not include several of our important patents covering embedded DRAM technology or any of the unique array processing technology used in our MiMagic family of Applications Processors. The remaining 21 issued patents are scheduled to expire no later than January 2022. Additionally, we have several patent applications pending. There can be no assurance that our pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

We also rely on a combination of mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. Despite these efforts, there can be no assurance that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, disclose such intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. A failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations.

As a general matter, the semiconductor industry has experienced substantial litigation regarding patent and other intellectual property rights. In December 1998, we filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against us alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. Since January 1999, no further action has occurred on this counter claim. The Court ruled that there was no infringement by Trident. As a result, we filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003, we filed an appeal in the United States Court of Appeals, for the Federal Circuit. In August 2004 the Federal Circuit rejected the appeal and affirmed the lower court’s decision of no infringement by the Trident products. While we believe we have valid defenses against Trident’s counter claim filed in 1999, there can be no assurance as to whether Trident will or will not proceed with the counter-suit.

Any patent litigation, whether or not determined in our favor or settled by us, would at a minimum be costly and could divert the efforts and attention of our management and technical personnel from productive tasks, which could have a material adverse effect on our business, financial condition and results of operations. There can be no assurance that current or future infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect our business, financial condition and results of operations. In the event of any adverse ruling in any such matter, we could be required to pay substantial damages, which could include treble damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes, or to obtain a license under the intellectual property rights of the third party claiming infringement. There can be no assurance, however, that a license would be available on reasonable terms or at all. Any limitations in our ability to market our products, or delays and costs associated with redesigning our products or payments of license fees to third parties, or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations.

We Depend on International Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 91%, 91% and 84% of our net sales for fiscal 2005, 2004, and 2003, respectively. We expect that net sales derived from international sales will continue to represent a significant portion of our total net sales. Letters of credit issued by customers have supported a portion of our international sales. To date, our international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

International manufacturers have produced, and are expected to continue to produce for the foreseeable future, all of our wafers. In addition, many of the assembly and test services used by us are procured from international sources. Wafers are priced in U.S. dollars under our purchase orders with our manufacturing suppliers.

International sales and manufacturing operations are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally including foreign government regulation, political and economic instability, and unexpected changes in diplomatic and trade relationships. Moreover, the laws of certain foreign countries in which our products may be developed, manufactured or sold, may not protect our intellectual property rights to the same extent as do the laws of the United States, thus increasing the possibility of piracy of our products and intellectual property. There can be no assurance that one or more of these risks will not have a material adverse effect on our business, financial condition and results of operations.

A Lack of Effective Internal Control Over Financial Reporting Could Result in an Inability to Accurately Report Our Financial Results

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. In connection with our management’s evaluation of our internal control over financial reporting as of January 31, 2005, management identified a control deficiency that constituted a material weakness. As more fully described in Item 9A of this Annual Report on Form 10-K, as of January 31, 2005, our management concluded that we did not maintain effective controls over the process of evaluating impairment of long-lived assets. This control deficiency resulted in a material adjustment recorded by us to the financial statements for the fourth quarter of fiscal 2005. As a result of the material weaknesses identified, our management concluded that our internal control over financial reporting was not effective as of January 31, 2005. See Item 9A of this Annual Report on Form 10-K.

A failure to implement and maintain effective internal control over financial reporting, including a failure to implement corrective actions to address the control deficiency identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Our Financial Results Could Be Affected by Changes in Accounting Principles

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the Securities and Exchange Commission (SEC) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, we currently are not required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. However, several companies have recently elected to change their accounting policies and begun to record the fair value of stock options as an expense. The FASB published a pronouncement in December 2004 that would require us to record expense for the fair value of stock options granted. The effective date of the proposed standard is for fiscal years beginning after June 15, 2005 and will be applicable starting in our fiscal year 2007. Our future operating expenses may be adversely affected in connection with the issuance of stock options.

Our Stock Price May Be Volatile

The market price of our Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. The market has from time-to-time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of our Common Stock could be subject to significant fluctuations in response to various factors, including quarter-to-quarter variations in our anticipated or actual operating results, announcements of new products, technological innovations or setbacks by us or our competitors, general conditions in the semiconductor industry, unanticipated shifts in the markets for mobile phones and other handheld devices or changes in industry standards, losses of key customers, litigation commencement or developments, the impact of our fundraising activities, including dilution to shareholders, changes in or the failure by us to meet estimates of our performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. In future quarters, our operating results may be below the expectations of public market analysts or investors.

Potential Nasdaq Stock Market Delisting

On February 28, 2005, we received a notice from the Nasdaq Stock Market that we were no longer in compliance with the requirements for continued inclusion of our common stock on the Nasdaq National Market pursuant to the Nasdaq’s Marketplace Rule 4450(a)(5) (the “Rule”) because our common stock had closed below $1.00 per share for 30 consecutive business days. We were given 180 calendar days, or until August 29, 2005, to regain compliance with the Rule. To regain compliance with the Rule, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days prior to August 29, 2005. If we are unable to regain compliance with the Rule by August 29, 2005, we will receive a delisting notification from

Nasdaq. Upon receipt of the delisting notification, we may appeal the delisting to a Listings Qualifications Panel of Nasdaq or we may apply to transfer our securities to The Nasdaq SmallCap Market if, at such time, we satisfy the requirements for initial inclusion on such market as set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement of $1.00 per share. If our application to transfer to the Nasdaq SmallCap Market is approved, we will have until February 23, 2006 to demonstrate compliance with the continued listing requirements of the Nasdaq SmallCap Market.

If we fail to comply with the continued listing requirements of the Nasdaq National Market, including the minimum bid price per share requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the Nasdaq Small Cap Market, the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. In addition, there are other continued listing requirements, such as a minimum stockholders equity requirement. If the Company fails to comply with other listing requirements, it may receive future correspondence from the Nasdaq and may risk potential delisting. There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq National Market. You may not be able to sell your shares quickly, at the market price or at all if trading in our stock is not active.

Terrorist Attacks, Terrorist Threats, Geopolitical Instability and Government Responses Thereto, May Negatively Impact All Aspects of NeoMagic’s Operations, Revenues, Costs and Stock Price.

The terrorist attacks in September 2001 in the United States had a material adverse effect on the economy. Any similar future events may disrupt NeoMagic’s operations or those of our customers and suppliers. In addition, any similar future events could have an adverse impact on the U.S. and world economy, in general, and consumer confidence and spending in particular, which could harm NeoMagic’s sales. Any similar future events could increase volatility in the U.S. and world financial markets, which could harm NeoMagic’s stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on NeoMagic’s operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

In the past, we have purchased wafers in Japanese yen and have utilized foreign currency forward exchange contracts and options to minimize short-term foreign currency fluctuation exposures related to these purchases. The Company does not use derivative financial instruments for speculative or trading purposes. We did not have any foreign currency forward contracts in fiscal 2005.

Interest Rate Risk and Investment Portfolio

The primary objective of our investment activities is to preserve principal and liquidity while at the same time maximizing yields, without significantly increasing risk. To achieve this objective, we place our investments in instruments that meet high credit rating standards as specified in our investment policy. Our investment policy also specifies limits on the type, concentration and maturity period of our investments. Our investment policy requires that we only invest in U.S. dollar denominated investments. In addition, a small portion of our cash balance is held in Israel and India currencies. Foreign currency risk is immaterial due to the small amount of foreign currency holdings. We do not use derivative financial instruments in our investment portfolio. Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. Due to the short-term nature of our investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates.

The table below summarizes our investment portfolio. The table includes cash and cash equivalents, short-term investments, and related average interest rates. Principal (notional) amounts as of January 31, 2005 and 2004 maturing in fiscal 2006 and fiscal 2005, respectively are as follows:

	Fair Value
January 31,	2005	2004
(in thousands, except percentages)	Taxable	Taxable
Cash and cash equivalents	$8,944	$12,342
Weighted average interest rate	1.84%	1.09%
Short-term investments	16,082	30,240
Weighted average interest rate	2.13%	1.22%

Total cash, cash equivalents and short-term investments	$25,026	$42,582

Interest earned on non-taxable investments is subject to preferential tax treatment under the Internal Revenue Code. We did not have any non-taxable investments as of January 31, 2005 and January 31, 2004.

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. At January 31, 2005, our cash, cash equivalents and short-term investments earned interest at an average rate of 2.03%. Due to the short-term nature of our investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at January 31, 2005, with consistent cash balances, interest income would be adversely affected by approximately $13,000 per quarter. We do not use our investment portfolio for trading or other speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended January 31,	2005	2004	2003
	(in thousands, except per share data)
Net sales	$2,466	$1,888	$2,189

Cost of sales (1)	3,195	2,262	3,000
Impairment of certain acquired and licensed intangible assets	89	—	491

Total cost of sales	3,284	2,262	3,491
Gross loss	(818)	(374)	(1,302)

Operating expenses:
Research and development (2)	18,208	19,694	24,715
Sales, general and administrative (3)	7,447	7,236	10,383
Special charge	—	—	3,600
Impairment of certain acquired and licensed intangible assets	1,437	—	552

Total operating expenses	27,092	26,930	39,250

Loss from operations	(27,910)	(27,304)	(40,552)
Income, net of expenses, from the sale of DVD assets	—	—	1,580
Interest income and other	415	854	1,816
Interest expense	(534)	(282)	(75)

Loss before income taxes and cumulative effect of change in accounting principle	(28,029)	(26,732)	(37,231)

Income tax provision (benefit)	196	43	(6,294)

Net loss before cumulative effect of change in accounting principle	(28,225)	(26,775)	(30,937)
Cumulative effect of change in accounting principle	—	—	(4,175)

Net loss	$(28,225)	$(26,775)	$(35,112)

Basic and diluted net loss per share before cumulative effect of change in accounting principle	$(0.87)	$(0.87)	$(1.07)
Cumulative effect of change in accounting principle	—	—	(0.15)

Basic and diluted net loss per share	$(0.87)	$(0.87)	$(1.22)

Weighted common shares outstanding	32,620	30,650	28,872
Weighted common shares outstanding assuming dilution	32,620	30,650	28,872

(1)	Includes $8 and $37 in amortization of deferred stock compensation in fiscal 2005 and 2004, respectively.
(2)	Includes $240, $408, and $893 in amortization of deferred stock compensation in fiscal 2005, 2004, and 2003, respectively.
(3)	Includes $126, $256, and $999 in amortization of deferred stock compensation in fiscal 2005, 2004, and 2003, respectively.

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

As of January 31,	2005	2004
	(in thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$8,944	$12,342
Short-term investments	16,082	30,240
Accounts receivable, less allowance for doubtful accounts of $0 at January 31, 2005 and 2004	12	384
Inventory	376	102
Prepaid and other current assets	792	974

Total current assets	26,206	44,042
Property, plant and equipment, net	3,835	3,302
Employee notes receivable	—	10
Intangibles, net	—	3,168
Long term prepaid assets	458	128
Other assets	215	211

Total assets	$30,714	$50,861

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,084	$1,344
Compensation and related benefits	1,017	1,257
Income taxes payable	3,851	3,675
Current portion of capital lease obligations	1,602	1,756
Other accruals	225	203

Total current liabilities	7,779	8,235
Capital lease obligations	2,004	799
Mandatorily redeemable Series B convertible preferred stock	2,971	—
Authorized and issued shares—5,000
Commitments and contingencies
Stockholders’ equity:
Non-cumulative convertible preferred stock, $.001 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none at January 31, 2005 and 2004	—	—
Common stock, $.001 par value: Authorized shares—100,000,000 Issued and outstanding shares—33,231,710 at January 31, 2005 and 31,866,200 at January 31, 2004	33	32
Additional paid-in-capital	95,606	90,496
Deferred stock compensation	(1,280)	(535)
Accumulated other comprehensive loss	(14)	(6)
Accumulated deficit	(76,385)	(48,160)

Total stockholders’ equity	17,960	41,827

Total liabilities and stockholders’ equity	$30,714	$50,861

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31,	2005	2004	2003
	(in thousands)
Operating activities
Net loss	$(28,225)	$(26,775)	$(35,112)
Adjustments to reconcile net loss to net cash used in operating activities:
Cumulative effect of a change in accounting principle	—	—	4,175
Depreciation	2,059	3,023	3,122
Amortization and accretion	1,969	1,212	1,806
Gain (loss) on disposal of property, plant and equipment	(1)	(11)	167
Amortization of deferred compensation	374	701	1,892
Non-cash special charge	—	—	2,100
Income, net of expenses, on the sale of DVD assets	—	—	(1,580)
Impairment of certain acquired and licensed intangible assets	1,526	—	1,043
Changes in operating assets and liabilities:
Accounts receivable	372	(152)	7
Inventory	(274)	433	(457)
Prepaid and other current assets	213	364	762
Restricted cash	—	—	15,000
Income tax receivable	—	—	3,295
Long term prepaid and other assets	(22)	134	383
Accounts payable	(260)	(1,520)	717
Compensation and related benefits	(240)	(136)	140
Income taxes payable	176	42	(301)
Other accruals	22	(1,198)	98

Net cash used in operating activities	(22,267)	(23,883)	(2,743)

Investing activities
Net proceeds from the sale of DVD assets	—	—	1,580
Proceeds from sale of property, plant and equipment	6	14	—
Purchases of property, plant, equipment and intangibles	(116)	(519)	(3,940)
Purchases of short-term investments	(30,809)	(56,798)	(48,403)
Maturities of short-term investments	44,959	56,200	51,650

Net cash provided by (used in) investing activities	14,040	(1,103)	887

Financing activities
Payments on capital lease obligations	(1,807)	(1,329)	(523)
Net proceeds from issuance of common stock, net of repurchases	1,701	1,229	811
Net proceeds from issuance of mandatorily redeemable Series B convertible preferred stock and Series A and B warrants to purchase common stock	4,935	—	—

Net cash provided by (used in) financing activities	4,829	(100)	288

Net decrease in cash and cash equivalents	(3,398)	(25,086)	(1,568)
Cash and cash equivalents at beginning of period	12,342	37,428	38,996

Cash and cash equivalents at end of period	$8,944	$12,342	$37,428

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In- Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 31, 2002	28,008,924	$28	$86,436	$(2,004)	$19	$13,727	$98,206

Issuance of common stock under stock option plan	216,572	—	265	—	—	—	265
Issuance of common stock under Employee stock purchase plan	381,459	—	546	—	—	—	546
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(108)	108	—	—	—
Amortization of deferred stock compensation	—	—	—	1,892	—	—	1,892
Issuance of common stock for settlement of the wafer purchase agreement	1,667,000	2	2,098	—	—	—	2,100
Components of comprehensive loss:
Net loss	—	—	—	—	—	(35,112)	(35,112)
Change in unrealized gain on investments	—	—	—	—	(10)	—	(10)
Total comprehensive loss	—	—	—	—	—	—	(35,122)

Balance at January 31, 2003	30,273,955	30	89,237	(4)	9	(21,385)	67,887

Issuance of common stock under stock option plan	473,366	1	658	—	—	—	659
Issuance of common stock under Employee stock purchase plan	578,698	1	569	—	—	—	570
Issuance of common stock under stock award plan	540,181	—	621	(621)	—	—	—
Addition to deferred compensation for stock options	—	—	572	(572)	—	—	—
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(31)	31	—	—	—
Amortization of deferred stock compensation	—	—	—	631	—	—	631
Stock compensation for non-employee stock options	—	—	70	—	—	—	70
Repayment of note receivable from stockholder	—	—	(1,200)	—	—	—	(1,200)
Components of comprehensive loss:
Net loss	—	—	—	—	—	(26,775)	(26,775)
Change in unrealized gain on investments	—	—	—	—	(15)	—	(15)
Total comprehensive loss	—	—	—	—	—	—	(26,790)

Balance at January 31, 2004	31,866,200	32	90,496	(535)	(6)	(48,160)	41,827

Issuance of common stock under stock option plan	583,417	—	988	—	—	—	988
Issuance of common stock under Employee stock purchase plan	736,307	1	712	—	—	—	713
Issuance of common stock under stock award plan	52,773	—	—	—	—	—	—
Addition to deferred compensation for stock options	—	—	1,493	(1,493)	—	—	—
Reduction of unamortized deferred compensation on unvested options due to employee terminations	(6,987)	—	(434)	434	—	—	—
Amortization of deferred stock compensation	—	—	—	314	—	—	314
Stock compensation for non-employee stock options	—	—	60	—	—	—	60
Series A and B warrants to purchase common stock issued in connection with sale of mandatorily redeemable preferred stock, net of transaction costs	—	—	2,291	—	—	—	2,291
Components of comprehensive loss:
Net loss	—	—	—	—	—	(28,225)	(28,225)
Change in unrealized gain on investments	—	—	—	—	(8)	—	(8)
Total comprehensive loss	—	—	—	—	—	—	(28,233)

Balance at January 31, 2005	33,231,710	$33	$95,606	$(1,280)	$(14)	$(76,385)	$17,960

See accompanying notes.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

NeoMagic Corporation designs, develops and markets high-performance semiconductor solutions, known as Applications Processors, for sale to manufacturers of mobile phones and handheld devices. NeoMagic Corporation was incorporated in California in May 1993. The Company was subsequently reincorporated in Delaware in February 1997.

The Company incurred net losses and negative cash flows from operations during each of the past several fiscal years and had working capital of $18.4 million at January 31, 2005, down from $35.8 million at January 31, 2004. At January 31, 2005, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of $25.0 million. While a forecast of future events is inherently uncertain, the Company believes its current cash, cash equivalents and short-term investments including the net proceeds of $3.5 million received from patent sales subsequent to January 31, 2005 as described in Note 15 to the consolidated financial statements, will satisfy its projected cash requirements through at least the next twelve months. If the Company experiences a material shortfall versus its plan for fiscal 2006, it expects to take all appropriate actions to ensure the continuing operation of its business and to mitigate any negative impact on its cash position. The Company believes it can take actions to achieve further reductions in its operating expenses, if necessary. The Company also believes that it can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. There can be no assurance that additional financing will be available on acceptable terms or at all. Furthermore, as long as the Preferred Stock remains outstanding, provisions of the Preferred Stock limit the Company’s ability to issue any security with greater or equal seniority to the Preferred Stock. Beyond fiscal 2006, the adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in re-establishing profitable operations and positive operating cash flows.

Basis of Presentation

The Company’s fiscal year ends on the last Sunday in January. For ease of presentation, the accompanying financial statements have been shown as ending on January 31 and calendar quarter ends for all annual and quarterly financial statement captions. Fiscal year 2005 consisted of 53 weeks and ended on January 30, 2005. Fiscal years 2004 and 2003 consisted of 52 weeks each and ended on January 25 and January 26, respectively.

The consolidated financial statements include the accounts of NeoMagic and its wholly owned subsidiaries. NeoMagic is not involved with any variable interest entities, as defined by the Financial Accounting Standards Board (FASB) Interpretation No. 46. Intercompany accounts and transactions have been eliminated. Accounts denominated in non-United States currencies have been remeasured using the United States dollar as the functional currency.

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Revenue Recognition

The Company recognizes revenue from non-distributor product sales when the products are shipped to the customer, title has transferred, and no obligations remain. In addition, the Company requires the following criteria to be met prior to recognizing revenue: (i) execution of a written customer order, (ii) shipment of the product, (iii) fee is fixed or determinable, and (iv) collectibility of the proceeds is probable. The Company’s shipment terms are FOB shipping point.

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of January 31, 2005 and 2004, and consists of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
January 31, 2005
Cash and cash equivalents:
Money market funds	$5,194	$—	$5,194
Commercial paper	2,697	(1)	2,696
Bank accounts	1,054	—	1,054

Total	$8,945	$(1)	$8,944

Short-term investments:
Corporate bonds	$2,080	$(4)	$2,076
Corporate notes	523	(1)	522
Auction rate securities	9,990	—	9,990
U.S. Government agencies	3,502	(8)	3,494

Total	$16,095	$(13)	$16,082

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
January 31, 2004
Cash and cash equivalents:
Money market funds	$5,265	$—	$5,265
Commercial paper	5,995	(1)	5,994
Bank accounts	1,083	—	1,083

Total	$12,343	$(1)	$12,342

Short-term investments:
Commercial paper	$1,499	$(2)	$1,497
Corporate notes	4,964	(9)	4,955
Auction rate securities	10,680	—	10,680
Market auction preferred securities	2,429	—	2,429
U.S. Government agencies	10,673	6	10,679

Total	$30,245	$(5)	$30,240

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

Inventory consists of:	January 31, 2005	January 31, 2004
	(in thousands)
Raw materials	$115	$7
Work in process	52	—
Finished goods	209	95

Total	$376	102

Long Lived Assets

The Company evaluates the carrying value of its long-lived assets, consisting primarily of identifiable intangible assets, and property, plant and equipment in the fourth quarter of each fiscal year, and whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decline in the Company’s market value, significant reductions in projected future cash flows or gross margins, or macroeconomic factors including a prolonged economic downturn. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company will be required to write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including gross profit margins, long-term forecasts of the amount and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down the assets.

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

Property, plant and equipment consist of the following (in thousands):

	2005	2004
January 31,
Property, plant and equipment:
Computer equipment and software	$11,084	$10,896
Furniture and fixtures	1,719	1,756
Machinery and equipment	1,400	1,364

Total	14,203	14,016
Less accumulated depreciation and amortization	(10,368)	(10,714)

Property, plant and equipment, net	$3,835	$3,302

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Intangible Assets

The Company’s intangible assets included licensed intellectual property and acquisition related core technology. Licensed intellectual property and acquisition related core technology were amortized on a straight-line basis over their estimated useful lives of three years. The balance of intangible assets was zero at January 31, 2005 due to impairment charges in the fourth quarter of fiscal 2005. During the fourth quarter of fiscal 2005 the Company determined that all its remaining intangible assets were fully impaired, see Note 7 of the Notes to the Consolidated Financial Statements.

Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the years ended January 31, 2005 and 2004. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant for fiscal 2005, 2004, and 2003.

Concentration of Credit Risk

The Company sells its products to manufacturers of mobile phones and other handheld devices. The Company performs continuing credit evaluations of its customers and, generally, does not require collateral. Letters of credit may be required from its customers in certain circumstances.

Net Loss per Share

Net loss per share represents the weighted average common shares outstanding during the period and excludes any dilutive effects of options, warrants, and convertible securities. The dilutive effects of options, warrants and convertible securities are included in diluted earnings per share in profitable periods, but are excluded in loss periods.

Comprehensive Loss

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders’ equity.

Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive loss on available for sale securities. Net comprehensive loss for the three years ended January 31, 2005, 2004 and 2003, respectively, is as follows (in thousands):

Years ended January 31,	2005	2004	2003
Net loss	$(28,225)	$(26,775)	$(35,112)
Net change in unrealized loss on available for sale securities	(8)	(15)	(10)

Net comprehensive loss	$(28,233)	$(26,790)	$(35,122)

Total accumulated other comprehensive loss was $14,000 and $6,000 at January 31, 2005 and 2004, respectively. Accumulated other comprehensive loss consists entirely of unrealized losses on available for sale securities.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Research and Development Costs

Research and development costs are charged to expense when incurred.

Shipping and Handling Costs

The Company’s shipping terms are FOB shipping point and our customers are responsible for all shipping and handling costs.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were immaterial in fiscal 2005, 2004 and 2003, respectively.

Stock Compensation

At January 31, 2005, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. See Note 5 of the Notes to the Consolidated Financial Statements for description of the plans operated by the Company. The Company accounts for these plans under the intrinsic value method. The following table illustrates the pro forma effect on net loss and loss per share if the Company had applied the fair value recognition method (in thousands, except per share data):

Year Ended January 31,	2005	2004	2003
Net loss, as reported	$(28,225)	$(26,775)	$(35,112)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	374	701	1,892
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(3,959)	(3,606)	(5,649)

Pro forma net loss	(31,810)	(29,680)	(38,869)

Reported basic and diluted loss per share	$(0.87)	$(0.87)	$(1.22)

Pro forma basic and diluted loss per share	$(0.98)	$(0.97)	$(1.35)

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

In fiscal 2005, 2004 and 2003, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

	Employee Option Plans			Employee Stock Purchase Plan
Year Ended January 31,	2005	2004	2003	2005	2004	2003
Risk-free interest rates	3.2%	2.7%	3.6%	2.1%	1.3%	2.2%
Volatility	.91	.79	.64	.80	.70	.75
Expected life of option in years	3.34	4.13	4.31	1.66	.76	.49

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Derivative Financial Instruments

The Company did not utilize any derivative financial instruments in fiscal 2005. The Company has utilized foreign currency forward contracts to minimize foreign currency fluctuation exposures related to foreign currency denominated purchase commitments in the past. The Company does not use derivative financial instruments for speculative or trading purposes. The Company’s accounting policy for these instruments is based on the Company’s designation of such instruments as a hedge transaction. The criteria the Company uses for designating an instrument as a hedge include its effectiveness in risk reduction and matching of derivative instruments to underlying transactions. Gains and losses on currency forward contracts that are designated as hedges, are deferred and recognized in income (loss) in the same period that the underlying transactions are settled. Gains and losses on any instrument not meeting the above criteria would be recognized in income (loss) in the current period. If an underlying hedged transaction is terminated earlier than initially anticipated, the offsetting gain or loss on the related derivative instrument would be recognized in income (loss) in the same period.

Financial Instruments

The Company’s financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, employee receivables, capital leases and accounts payable. The Company believes all of the financial instruments’ recorded values approximate current values because of the short-term nature of these instruments.

Segment Information

The Company has one operating segment by which management evaluates performance and allocates resources.

Recent Accounting Pronouncements

In March 2004, the FASB approved the consensus reached on the Emerging Issues Task Force (EITF) Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The Issue’s objective is to provide guidance for identifying other-than-temporarily impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB issued a FASB Staff Position (FSP) EITF 03-1-1 that delays the effective date of the measurement and recognition guidance in EITF 03-1 until further notice. The disclosure requirements of EITF 03-1 are effective with this annual report for fiscal 2005. The Company did not have any investments that were deemed temporarily impaired in fiscal 2005. Once the FASB reaches a final decision on the measurement and recognition provisions, the Company will evaluate the impact of the adoption of the accounting provisions of EITF 03-1.

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, as allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for the first fiscal year beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123. The Company is currently evaluating the impact of adoption of SFAS No. 123R.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS 151 amends ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted materials (spoilage) should be recognized as current period charges. Additionally, SFAS 151 requires that the allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS 151 is effective for fiscal years beginning after June 15, 2005. The adoption of this pronouncement is not expected to have a material impact on our statements of operations.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” SFAS 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company is required to adopt SFAS 153, on a prospective basis, for nonmonetary exchanges beginning after June 15, 2005. The adoption of SFAS No. 153 is not expected to have an impact on our consolidated results of operations.

2. ACQUISITIONS AND DIVESTITURES

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

3. LOSS PER SHARE

Per share information is as follows:

Year Ended January 31,	2005	2004	2003
	(in thousands, except per share data)
Numerator:
Net loss	$(28,225)	$(26,775)	$(35,112)

Denominator:
Denominator for basic and diluted loss per share—weighted-average shares	32,620	30,650	28,872
Basic and diluted loss per share	$(0.87)	$(0.87)	$(1.22)

For fiscal years 2005, 2004 and 2003 basic loss per share equals diluted loss per share due to the net loss for the year. During fiscal 2005, 2004, and 2003 the Company excluded options to purchase 8,369,389, 7,972,089 and 7,289,975 shares of common stock, respectively, from the diluted loss per share computation because the effect was anti-dilutive for these fiscal years.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. INCOME TAXES

Loss before taxes and the provision (benefit) for income taxes in fiscal 2005, 2004 and 2003 consists of the following:

Year Ended January 31,	2005	2004	2003
	(in thousands)
Income (loss) before taxes
U. S.	$(26,953)	$(27,047)	$(29,688)
Foreign	(1,076)	315	(7,543)

Total loss before taxes	$(28,029)	$(26,732)	$(37,231)

Provision (benefit) for taxes
Current:
U. S.	$27	$—	$(6,339)
Foreign	169	43	45

Total provision (benefit) for income taxes	$196	$43	$(6,294)

The Company’s income tax provision (benefit) differs from the federal statutory rate of 35% due to the following:

Year Ended January 31,	2005	2004	2003
	(in thousands except percentages)
Pretax loss	$(28,029)	$(26,732)	$(37,231)
Federal statutory rate	35%	35%	35%
Expected benefit	(9,810)	(9,356)	(13,031)
Foreign taxes	169	43	45
Net operating loss not currently benefited	9,607	9,406	6,127
Non-deductible amortization of deferred compensation	91	(59)	557
Other	139	9	8

Provision (Benefit) for income taxes	$196	$43	$(6,294)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Year Ended January 31,	2005	2004
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$31,574	$14,823
Research and development credit	4,684	3,844
Acquisition costs	1,950	1,617
Reserves and accruals	529	1,071
Capitalized research and development	3,351	3,085
Other	1,295	77

Total deferred tax assets	43,383	24,517
Valuation allowance	$(43,383)	$(24,517)

Net deferred tax assets	—	—

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. At January 31, 2005, the Company has provided a valuation allowance of $43.4 million equal to its total deferred tax assets due to uncertainties surrounding their realization. The valuation allowance increased by $18.9 million, $10.5 million, and $2.5 million in fiscal 2005, 2004 and 2003, respectively. At January 31, 2005, approximately $2.4 million of the valuation allowance referenced above relates to the tax benefit of stock option deductions that will be credited to additional paid in capital, when realized.

As of January 31, 2005, the Company had net operating loss carryforwards for federal income tax purposes of approximately $79.5 million. The federal net operating loss will expire in fiscal years beginning in 2023. The Company also had research and development credit carryforwards for federal income tax purposes of approximately $2.8 million, which expire in fiscal years beginning in 2019. In addition, the Company had net operating losses and research and development tax credits for state income tax purposes of approximately $65.5 million and $2.9 million, respectively. The state net operating loss will expire in the years beginning in 2013, and state research and development tax credits will not expire. Utilization of the Company’s federal net operating loss and research credit carryforwards may be subject to an annual limitation due to the “change of ownership” provisions of the Tax Reform Act of 1986. The annual limitation may result in the expiration of net operating loss and research credit carryforwards before utilization.

Income taxes payable balances on the Consolidated Balance Sheets are represented by accruals recorded by the Company for income tax liabilities. Income tax liabilities are recorded in accordance with the FAS 5 criteria of being estimable and probable.

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors. Certain other criteria in the Jobs Act must be satisfied as well.

The Company has not determined whether it will apply the above provision to qualifying earnings repatriations in fiscal year 2006; however, as additional clarifying language on key elements of the provision becomes available, the Company will continue to analyze and assess whether such repatriation would be practical.

The earnings from foreign operations in India are currently tax exempt pursuant to a tax holiday effective through 2008. The incentive provides for certain tax relief if certain conditions are met. We believe that we continued to be in compliance with these conditions at January 31, 2005.

5. STOCKHOLDERS’ EQUITY

Warrants

The Company granted warrants in connection with the securities purchase agreement entered into with Satellite Strategic Finance Associates, LLC in August 2004. The warrants are for the purchase of 1,000,000 shares of NeoMagic common stock at an exercise price of $1.60 per share, exercisable until 90 days after the date that the registration statement was filed by the Company covering the securities is declared effective by the Securities and Exchange Commission, and (ii) a warrant to purchase 1,608,696 shares of common stock at $1.64 per share, exercisable until August 20, 2009. The Securities and Exchange Commission declared the Company’s

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

filing effective September 24, 2004 and the warrants for the purchase of 1,000,000 shares expired on December 26, 2004. As of January 31, 2005, none of the 1,608,696 warrants had been exercised. See Note 9 Mandatorily Redeemable Series B Preferred Stock, for additional information.

Stock Plan

In accordance with the 2003 Stock Plan (the “Plan”), the Board of Directors may grant Nonstatutory stock options and stock purchase rights to employees, consultants and directors. Incentive Stock Options may be granted only to Employees. The Company has reserved a total of 3,072,746 shares under the Plan. The Plan terminates in 2013. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a ninety-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options prior to vesting are subject to repurchase by the Company. As of January 31, 2005, no shares of common stock were subject to this repurchase provision. Other options granted under the Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. The 2003 Plan is subject to an automatic increase for unexercised forfeited shares issued in the 1993 Plan. As of January 31, 2005 the maximum number of options outstanding and unexercised in the 1993 Plan was 4,287,812.

Under the 1998 Nonstatutory Stock Option Plan, the Board of Directors may grant nonstatutory stock options to employees, consultants, and officers’ initial employment grants. The Company has reserved a total of 7,015,932 shares under the Plan. Unless terminated sooner, the Plan will terminate automatically in June 2008.

Under the 1993 Stock Plan (the “Plan”), the Board of Directors may grant incentive stock options, nonstatutory stock options and stock purchase rights to employees, consultants and directors. The Company has reserved a total of 4,287,812 shares under the Plan. The Plan terminated in September 2003. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a ninety-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options prior to vesting are subject to repurchase by the Company. As of January 31, 2005, no shares of common stock were subject to this repurchase provision. Other options granted under the Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. Unexercised forfeited shares are transferable to the 2003 Plan as provided within the 2003 Plan.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

A summary of the Company’s stock option activity under the three plans, and related information for the three years ended January 31, 2005 follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price
Balance at January 31, 2002	7,937,789	$3.64
Granted	2,569,280	3.05
Exercised	(216,572)	1.22
Canceled	(989,880)	3.72

Balance at January 31, 2003	9,300,617	$3.52

Granted	4,880,452	2.39
Exercised	(473,366)	1.39
Canceled	(2,177,461)	6.05

Balance at January 31, 2004	11,530,242	$2.66

Granted	3,761,263	1.31
Exercised	(583,417)	1.69
Canceled	(2,418,638)	2.55

Balance at January 31, 2005	12,289,450	$2.31

At January 31, 2005, options to purchase 5,904,910 shares of common stock were vested at prices ranging from $0.27 to $21.31 and 2,091,040 shares of common stock were available for future grants under the plans.

The following table summarizes information about stock options outstanding at January 31, 2005:

Options Outstanding and Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$0.27—$1.00	2,692,943	8.27	$0.58	680,977	$1.00
$1.02—$2.30	2,233,912	9.00	1.58	401,829	1.75
$2.55—$2.79	2,594,479	8.66	2.68	1,313,698	2.79
$2.84—$3.20	2,633,132	6.67	3.11	2,296,370	3.10
$3.22—$4.30	1,790,584	6.17	3.33	1,581,818	3.28
$4.40—$13.00	341,900	7.05	6.25	113,300	9.86
$21.31—$21.31	2,500	3.88	21.31	2,500	21.31

	12,289,450	7.80	$2.31	6,390,492	$2.90

Preferred Stock

In fiscal 2000, the Board of Directors approved an amendment to the Certificate of Incorporation to allow the issuance of up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In fiscal 2005, 2004, and 2003, 736,307, 578,698, and 381,459 shares, respectively, of common stock at an average price of $0.96, $0.98, and $1.43 per share, respectively, were issued under the 1997 Purchase Plan. Shares available for purchase under the Purchase Plan were 459,819 at January 31, 2005.

Stock-Based Compensation

The Company has elected to follow the intrinsic value method in accounting for its employee stock awards. Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

Had compensation costs been determined based upon the fair value at the grant date for awards under these plans, the Company’s fiscal 2005 net loss and loss per share would have increased by approximately $3.6 million, or $0.11 per share. The Company’s fiscal 2004 net loss and loss per share would have increased by approximately $2.9 million, or $0.10 per share. The Company’s fiscal 2003 net loss and loss per share would have increased by approximately $3.8 million, or $0.13 per share. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option’s vesting period and stock purchased under the 1997 Purchase Plan is amortized over the six-month purchase period.

The weighted average fair value of options granted during fiscal 2005 and fiscal 2004 with exercise prices less than the market price at the date of grant is $0.76 and $1.01 per share, respectively. There were no options granted during fiscal 2003 with an exercise price less than the market price at the date of grant. The weighted average fair value of options granted during fiscal 2005, 2004 and 2003 with exercise prices equal to the market price at the date of grant is $1.93, $2.54, and $3.05 per share, respectively.

Deferred Stock Compensation

In connection with the grant of certain stock options to employees in fiscal 2005 and fiscal 2004, the Company recorded deferred stock compensation of $1,493,000 and $572,000, respectively, for the difference between the fair value of common stock at the date of grant and the option exercise price. These amounts are presented as a credit to additional paid-in capital with an offsetting debit to deferred stock compensation included in stockholders’ equity and are amortized over the vesting period of the related options. In connection with the grant of certain stock awards to employees in fiscal 2004, the Company recorded deferred stock compensation of $621,000 for the difference of the par value of common stock and the fair market value on the Board of Director approval date. The majority shares for the stock awards were issued to restricted accounts on September 18, 2003 and released on March 1, 2004 while the residual 52,773 shares were issued on March 1, 2004. This amount was presented as a credit to additional paid-in capital with an offsetting debit to deferred stock compensation included in stockholders’ equity and was amortized over the vesting period of the related award. In fiscal 2005, 2004, and 2003, $434,000, $31,000, and $108,000, respectively was recorded as reductions to deferred stock compensation to reflect the unamortized portion of deferred stock compensation related to the cancellation of unvested options upon employee terminations.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6. SAVINGS PLAN

The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 60% beginning January 1, 2003 of their pre-tax salaries per year, but not more than the statutory limits. Prior to January 1, 2003, the Company contributed $0.30 for every dollar the employee contributed to the plan up to the first 6% of earnings. As of January 1, 2003, the Company changed to a discretionary matching program. The Company stopped the employer match as of January 1, 2003. The Company made matching contributions to employees of $0, $0, and $131,000 in fiscal 2005, 2004, and 2003, respectively.

7. INTANGIBLE ASSETS

The following table provides a summary of the carrying amount of intangible assets as of January 31, 2005 and 2004, respectively:

January 31, 2005	Cost	Accumulated Amortization	Net
	(in thousands)
Core technology	$1,800	$(1,800)	$0

January 31, 2004	Cost	Accumulated Amortization	Net
	(in thousands)
Licensed intellectual property	$3,275	$(657)	$2,618
Core technology	1,800	(1,250)	550

	$5,075	$(1,907)	$3,168

Amortization expense for other intangible assets was $1,642, $1,212 and $1,806 thousand in fiscal 2005, 2004 and 2003, respectively.

During the fourth quarter of fiscal 2005 the company determined that certain licensed intellectual property was impaired and recorded an impairment charge of $1.5 million of which $0.1 million was charged to cost of sales for licensed intellectual property which related to products currently in production. The impairment was caused by a decline in the related sales forecasts of products associated with the licensed intellectual property. The impairment charge recorded represents the amount by which the carrying amount of the licensed intellectual property exceeded its fair value, which was determined based on the Company’s estimated discounted future cash flows identifiable to the licensed intellectual property.

During the first quarter of fiscal 2003 the Company wrote-off licensed intangible properties with a net book value of $531 thousand relating to licensed intellectual property that will no longer be used.

During fiscal 2003, the Company determined that certain intangible assets purchased as part of the LinkUp Systems Corporation acquisition completed in December 2001 were impaired and recorded a total impairment charge of $1.0 million during the period. Of the total impairment charge, $0.5 million related to impairment of certain acquired intangibles that were capitalized relating to developed technology. The impairment was caused by a decline in the related sales forecasts of products associated with the intangibles. The impairment charge relating to developed technology is included in the cost of sales section of the Consolidated Statements of Operations. In addition, the Company also recorded a $0.5 million impairment charge with respect to intangibles relating to customer relationships. Several key customers with whom the Company was engaged had abandoned their related product plans, which led to the impairment. The Company also recorded a $46,000 impairment

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

charge with respect to intangibles that were capitalized as internal use software. The Company no longer uses the software. The impairment charge relating to customer relationships and internal use software is included in the operating expenses section of the Consolidated Statements of Operations in fiscal 2003.

8. OBLIGATIONS UNDER CAPITAL LEASES

In fiscal 2003, the Company entered into capital leases for software licenses used in the design of semiconductors. In March 2004 and October 2004, the Company entered into new capital lease agreements adding additional software and extending the terms of two of the Company’s existing leases. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized:

January 31,	2005	2004
	(in thousands)
Gross property, plant and equipment under capital lease	$4,243	$4,073
Accumulated depreciation	(821)	(1,738)

Net property, plant and equipment under capital lease	$3,422	$2,335

Amounts capitalized under leases are being amortized over a three-year period and included as part of depreciation expense.

Future minimum payments under the capital leases consist of the following as of January 31, 2005:

(in thousands)
2006	$1,836
2007	1,548
2008	593

Total minimum lease payments	3,977
Less: amount representing interest	(371)

Present value of net minimum lease payments	3,606
Less: current portion	(1,602)

Long-term portion	$2,004

In March 2005, the Company amended the payment schedule for one of its capital leases, which reduced fiscal 2006 payments by $150,000, increased fiscal 2007 payments by $100,000 and increased fiscal 2008 payments by $50,000. The above table does not reflect this amendment.

9. MANDATORILY REDEEMABLE SERIES B CONVERTIBLE PREFERRED STOCK

On August 20, 2004, the Company issued 5,000 shares of Mandatorily Redeemable Series B Convertible Preferred Stock (the “Series B Preferred Stock”), Series A Warrants for the purchase of 1,608,696 shares of common stock at $1.64 per share, and Series B Warrants for the purchase of 1,000,000 shares of common stock at $1.60 per share for an aggregate cash purchase price of $5,000,000. After deducting certain transaction costs of $65,000, net cash proceeds received by the Company were $4,935,000. These net proceeds were used to fund the Company’s operating activities. In addition, the Company incurred out-of-pocket expenses of approximately $392 thousand related to the financing. The Series B Preferred Stock is convertible at the option of the investor into 4,347,826 shares of the Company’s Common Stock at a conversion price of $1.15 per share, and is subject to certain anti-dilution provisions. The Series B Preferred Stock is redeemable by the Company for a mandatory

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

payment of $5 million three years from the issue date of August 20, 2004 if the conversion option has not been exercised. The Series B Preferred Stock has liquidation preferences over the Company’s Common Stock and has no voting rights. Furthermore, as long as the preferred stock remains outstanding, provisions of the Preferred Stock limit our ability to issue any security with greater or equal seniority to the Preferred Stock. In addition, there are restrictions on dividend payments as long as the Series B Convertible Preferred Stock remains outstanding. The Series A Warrants to purchase common stock are exercisable for five years from the date of issuance. The Series B Warrants to purchase common stock were exercisable until 90 days after the date that the registration statement relating to the common shares underlying the securities issued in this transaction was declared effective by the Securities and Exchange Commission. On September 24, 2004, this registration statement was declared effective. The Series B Warrants expired unexercised on December 26, 2004.

In accordance with SFAS 150, the Company classified the estimated fair value of the Mandatorily Redeemable Series B Convertible Preferred Stock as a liability. The Company estimated the fair values of the Series B Preferred Stock and the Series A and B Warrants and allocated the net proceeds of $4,935,000 based on relative fair values in accordance with EITF 00-27 and calculated the intrinsic value of the conversion option embedded within the convertible preferred stock using the effective conversion price of $1.15 per common share. The intrinsic value of the beneficial conversion option calculated was $1,203,000 and the fair value allocated to the Series A and Series B warrants was $1,153,000. The fair value allocated to the warrants and the intrinsic value of the beneficial conversion option were recorded as credits to additional paid in capital in stockholders’ equity on the consolidated balance sheets with an offsetting amount of $2,356,000 treated as a reduction in the $5 million liability recorded for the Mandatorily Redeemable Series B Convertible Preferred Stock. The net-recorded liability of $2,644,000 for the Mandatorily Redeemable Series B Convertible Preferred Stock is accreting to the redemption value of $5 million through charges to interest expense over the three year period until mandatory redemption. The Company accreted interest expense of $327,000 during fiscal 2005.

The Company’s out-of-pocket expenses of approximately $392,000 related to the financing were recorded as deferred financing costs on the consolidated balance sheets with $131,000 recorded in current assets. The Company recorded amortization of the deferred financing costs to interest expense of $54,000 during fiscal 2005.

10. COMMITMENTS AND CONTINGENCIES

Commitments

In May 1996, the Company moved its principal headquarters to a new facility in Santa Clara, California, under a non-cancelable operating lease that expired in April 2003. In January 1998, the Company entered into a second non-cancelable operating lease for an adjacent building which became its new corporate headquarters. This lease had a co-terminus provision with the original lease that expired in April 2003. In March 2002, the Company extended the term for 45,000 square feet under this lease for another 7 years with a termination date of April 2010. The Company leases offices in Israel and India under operating leases that expire September 2005 and December 2006, respectively. Future minimum lease payments under operating leases are as follows:

Fiscal year ending January 31:
(in thousands)
2006*	$1,002
2007*	933
2008*	1,028
2009	1,073
2010	1,100
Thereafter	277

Total minimum lease payments	$5,413

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

*	Includes sublease income for sub-leasing 10,000 square feet in the Company’s Santa Clara facility for a two-year period starting on March 15, 2005 for $12,000 per month.

Rent expense under operating leases was $1,196, $1,201 and $1,849 thousand in fiscal 2005, 2004 and 2003, respectively.

In November 2000, the Company signed a sublease agreement. Rent income related to this sublease agreement was $0, $0 and $260 thousand in fiscal 2005, 2004 and 2003, respectively.

In June 2001, the Company signed an additional sublease agreement. Rent income related to this sublease agreement was $0, $0 and $199 thousand in fiscal 2005, 2004 and fiscal 2003, respectively.

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

11. SIGNIFICANT CUSTOMERS AND EXPORT SALES

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign manufacturers that sell to United States-based OEMs) accounted for 91%, 91% and 84% of net sales in fiscal 2005, 2004 and 2003, respectively. The Company expects that export sales will continue to represent a significant portion of net sales, although there can be no assurance that export sales as a percentage of net sales will remain at current levels. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s net sales by major geographic area:

	Year Ended January 31,
	2005	2004	2003
Japan	12%	40%	43%
Taiwan	47%	34%	39%
Hong Kong	25%	14%	0%
United States	9%	9%	16%
Europe	7%	3%	2%

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers accounted for more than 10% of net sales:

	Year Ended January 31,
	2005	2004	2003
Edom Technology Co.**	33%	25%	20%
Silicon Media, Inc.**	8%	24%	15%
ESS Technology International, Inc.	26%	14%	* %
Macnica, Inc.**	* %	10%	26%
Silicon Alliance Int.**	13%	* %	17%

*	represents less than 10% of net sales
**	customer is a distributor

12. RELATED PARTY TRANSACTIONS

The Company had non-current notes receivable from officers and employees of $10 thousand as of January 31, 2004.

During fiscal 2002, the Board of Directors authorized the Company to release an officer from the collateral provisions associated with a note receivable. This note had initially been collateralized in 1996 in connection with the exercise of unvested NeoMagic common stock options. At the time of the authorized release of the collateral restrictions, the underlying shares had matured, i.e. vested. The release of the collateral provisions resulted in the reclassification of the related note from stockholders’ notes receivable to an employee note receivable. The Board also authorized the Company to forgive the newly reclassified employee note receivable principal of $400 thousand and accrued interest of $117,600 between May 2001 and April 2002, based on continued employment. The loan forgiveness was recorded as compensation expense over the forgiveness period. The Company recorded compensation expense of $50,000 during fiscal 2003.

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

Paul Richman served as a member of the NeoMagic Board of Directors from April 2002 through December 2004. During this time, Mr. Richman also served as CEO of The Consortium for Technology Licensing, Ltd. (“The Consortium”). In April 2002, The Consortium began performing services for NeoMagic as its exclusive patent licensing agent. In conjunction with these services, Mr. Richman was reimbursed for the expense he incurred and paid approximately $9 thousand, $4 thousand and $16 thousand in this regard during fiscal years 2005, 2004 and 2003, respectively. Mr. Richman no longer serves as a Board member of the Company; however, NeoMagic continues to work with The Consortium as the Company’s exclusive patent licensing agent and completed a patent sale with The Consortium in April 2005 which is described in Note 15 to the Consolidated Financial Statements.

13. SPECIAL CHARGE

In January 2001, the Company extended its wafer supply agreement with Infineon Technologies AG of Germany (“Infineon”) through fiscal 2004 to ensure future wafer supply for the Company’s new product efforts. NeoMagic provided $15.0 million in guarantees towards its wafer purchases over the term of the agreement. The amount of guarantee was collaterized by restricted cash. Due to uncertainties over Infineon’s continued eDRAM product development, the Company decided not to use Infineon’s eDRAM technology for its future production. Based on negotiations between NeoMagic and Infineon on restructuring the wafer supply agreement with the intent to release NeoMagic from the related guarantee, the Company recorded $3.6 million in charges, which

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reflects the value of the final settlement in fiscal 2003. The $3.6 million charge is composed of a $1.5 million cash payment and the issuance of $2.1 million in common stock. These amounts are shown on the Consolidated Statements of Operations as a special charge for fiscal 2003. As a result of the settlement, $15.0 million of restricted cash was released and reclassified to cash and cash equivalents on the Consolidated Balance Sheet for fiscal 2003.

14. CASH FLOW STATEMENT

	Years Ended January 31,
	2005	2004	2003
	(in thousands)
Supplemental schedules of cash flow information
Cash paid (received) during the year for:
Interest	$146	$267	$75
Taxes paid (refunded)	$21	$57	$(9,215)

During fiscal 2005, the Company entered into new capital lease agreements in the amount of $4.8 million. These new capital leases replaced two of the Company’s capital leases entered into in fiscal 2003 by adding additional software and extending the terms of the leases.

The Company issued common stock in fiscal 2003 of $2.1 million in connection with settlement of its wafer supply agreement with Infineon.

During fiscal 2003, the Company entered into capital leases for software licenses in the amount of $4.4 million, which is a non-cash financing and investing activity.

15. SUBSEQUENT EVENTS

On April 6, 2005 NeoMagic completed the sale of selected patents to Faust Communications, LLC, a private company, for net proceeds of approximately $3.5 million. The gross proceeds in the transaction were approximately $4.6 million. Expenses are expected to include legal payments of approximately $20 thousand and a commission payment to the Consortium for Technology Licensing Ltd of approximately $1.0 million. The patents sold relate to NeoMagic’s legacy products and not to products that NeoMagic currently sells or plans to sell. NeoMagic retains a worldwide, non-exclusive license under the patents sold. The sale does not include several of NeoMagic’s important patents covering embedded DRAM technology or any of the unique array processing technology used in NeoMagic’s MiMagic family of Applications Processors. During the patent sale negotiations, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York, a company whose CEO served on the board of NeoMagic until December 2004 as described in Note 12 to the Consolidated Financial Statements. On March 28, 2005 NeoMagic entered into an amended and restated Patent Licensing Agreement with the Consortium for Technology Licensing, Ltd. governing the relationship between the two parties.

On February 1, 2005, the Company entered into a sublease agreement to sub-lease 10,000 square feet in its Santa Clara facility for a two year period starting on March 15, 2005 for $12,000 per month.

In March 2005, the Company amended the payment schedule for one of its capital leases, which reduced fiscal 2006 payments by $150,000, increased fiscal 2007 payments by $100,000 and increased fiscal 2008 payments by $50,000.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

NeoMagic Corporation

We have audited the accompanying consolidated balance sheets of NeoMagic Corporation as of January 31, 2005 and 2004, and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the three years in the period ended January 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeoMagic Corporation at January 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NeoMagic Corporation’s internal control over financial reporting as of January 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 22, 2005 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting.

As noted in Note 1 to the consolidated financial statements, effective February 1, 2002, NeoMagic Corporation changed its method of accounting for goodwill and other acquired intangible assts in accordance with guidance provided in the Statement of Financial Accounting Standards Number 142, “Goodwill and Other Intangible Assets.”

/s/ Ernst & Young LLP

San Jose, California

April 22, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

NeoMagic Corporation

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting, that NeoMagic Corporation did not maintain effective internal control over financial reporting as of January 31, 2005, because of the effect of the material weakness related to NeoMagic Corporation’s process of evaluating long-lived assets for impairment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). NeoMagic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment:

NeoMagic Corporation has a material weakness as of January 31, 2005 related to its process of evaluating long-lived assets for impairment, including insufficient controls over the review and documentation of key assumptions used in preparing forecasted cash flows used to support NeoMagic Corporation’s impairment analyses. This material weakness resulted in an audit adjustment that was recorded by NeoMagic Corporation to recognize the impairment of intangible assets in the financial statements for the fourth quarter of fiscal 2005. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated April 22, 2005 on those financial statements.

In our opinion, management’s assessment that NeoMagic Corporation did not maintain effective internal control over financial reporting as of January 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, NeoMagic Corporation has not maintained effective internal control over financial reporting as of January 31, 2005, based on the COSO control criteria.

/s/ Ernst & Young LLP

San Jose, California

April 22, 2005

NeoMagic Corporation

Selected Quarterly Data

Fiscal 2005	1st	2nd	3rd	4th
	(unaudited, in thousands except per share data)
Net sales	$651	$1,041	$552	$222
Cost of sales	715	1,044	663	773
Impairment of certain licensed intangible assets	—	—	—	89

Gross loss	(64)	(3)	(111)	(640)
Operating expenses:
Research and development	4,868	4,819	4,189	4,332
Sales, general and administrative	2,140	1,880	1,643	1,784
Impairment of certain licensed intangible assets	—	—	—	1,437

Total operating expenses	7,008	6,699	5,832	7,553
Loss from operations	(7,072)	(6,702)	(5,943)	(8,193)
Interest income and other	103	92	123	97
Interest expense	(24)	(53)	(173)	(284)

Loss before income taxes	(6,993)	(6,663)	(5,993)	(8,380)
Income tax expense	7	7	5	177

Net loss	$(7,000)	$(6,670)	$(5,998)	$(8,557)

Basic net loss per share (1)	$(.22)	$(.20)	$(.18)	$(.26)
Diluted net loss per share (1)	$(.22)	$(.20)	$(.18)	$(.26)
Weighted common shares outstanding (1)	32,077	32,549	32,829	33,065
Weighted average common shares outstanding assuming dilution (1)	32,077	32,549	32,829	33,065

Fiscal 2004	1st	2nd	3rd	4th
Net sales	$624	$222	$486	$556
Cost of sales	588	419	623	632

Gross profit (loss)	36	(197)	(137)	(76)
Operating expenses:
Research and development	5,019	4,490	5,340	4,845
Sales, general and administrative	1,777	1,767	1,835	1,857

Total operating expenses	6,796	6,257	7,175	6,702
Loss from operations	(6,760)	(6,454)	(7,312)	(6,778)
Interest income and other	211	168	363	112
Interest expense	(87)	(73)	(66)	(56)

Loss before income taxes	(6,636)	(6,359)	(7,015)	(6,722)
Income tax expense	—	6	33	4

Net loss	$(6,636)	$(6,365)	$(7,048)	$(6,726)

Basic net loss per share (1)	$(.22)	$(.21)	$(.23)	$(.21)
Diluted net loss per share (1)	$(.22)	$(.21)	$(.23)	$(.21)
Weighted common shares outstanding (1)	30,277	30,457	30,759	31,659
Weighted average common shares outstanding assuming dilution (1)	30,277	30,457	30,759	31,659

(1)	See Note 1 and 3 of Notes to Consolidated Financial Statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this Annual Report on Form 10-K because of the material weakness discussed below.

(b) Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). NeoMagic’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”).

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2005. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. In the course of this evaluation, we discovered a control deficiency that constitutes a material weakness, as described below.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. As of January 31, 2005, we identified a material weakness related to our process of evaluating long-lived assets for impairment, including insufficient controls over the review and documentation of key assumptions used in preparing forecasted cash flows used to support our impairment analyses. This material weakness resulted in an audit adjustment that was recorded by the Company to recognize the impairment of intangible assets in the financial statements for the fourth quarter of fiscal 2005.

Our independent registered public accounting firm, Ernst & Young LLP, has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included herein.

(c) Status of Remediation of Material Weakness Related to the Evaluation of Long-Lived Assets for Impairment

To remediate the material weakness identified above, the Company will increase the level of documentation with respect to the assumptions used in the underlying forecast supporting the impairment analysis and increase the level of review performed with respect to the reasonableness of certain key assumptions used in the underlying forecast supporting the impairment analysis.

(d) Changes in Internal Controls Over Financial Reporting

During the fourth quarter of fiscal 2005, there were no changes in the Company’s internal controls over financial reporting that occurred during the period covered by this report that had materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(e) Inherent Limitations on Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Item 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2005 Annual Meeting of Stockholders (the “Proxy Statement”).

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

We have adopted a Code of Ethics for all directors, officers and employees to govern their professional and ethical conduct. The Code of Ethics is posted on company website at http://www.neomagic.com.

Item 11.	EXECUTIVE COMPENSATION

The information required by this section relating to executive compensation and transactions is contained in the sections entitled “Election of Directors,” “Director Compensation,” and “Executive Compensation” in the Proxy Statement and is incorporated herein by reference.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

See Index to Consolidated Financial Statements in part II, Item 8.

2.	Financial Statement Schedule.

See “Schedule II—Valuation and Qualifying Accounts” on Page 62 of this Form 10-K.

3.	Exhibits

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as a part of this report.

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.

3.2(1)	Bylaws.

4.1(10)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2(13)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3(12)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.4(12)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5(12)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.6(9)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.7(12)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004

10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4(2)	Amendment No. 1, dated as of October 15, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.5(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.6(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.7(4)	1998 Nonstatutory Stock Option Plan.

10.8(4)	Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation and Siemens Aktiengesellschaft Semiconductor Group, now Infineon Technologies AG.

10.9(5)	General Amendment to the Wafer Supply Agreement with Product Sourcing Agreement, dated January 9, 2001, between NeoMagic International Corporation and Infineon Technologies AG.

10.10(6)	Employment Offer Letter dated May 10, 2000, between the Company and Sanjay Adkar.

10.11(6)	Employee Loan Agreement dated May 10, 2000, between the Company and Sanjay Adkar.

10.12(6)	Security Agreement dated September 1, 2001, between the Company and Stephen Lanza.

10.13(6)	Promissory Note dated September 1, 2001, between the Company and Stephen Lanza.

10.14(7)	Full and Final Release dated September 9, 2002, from the Wafer Supply Agreement and the Product Sourcing Agreement between NeoMagic International Corporation and Infineon Technologies AG.

10.15(8)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

Number	Description
10.16(8)	Amendment No. 2, dated as of April 7, 2000, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.17(8)	Amendment No. 3, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.18(11)	Amendment No. 4, dated as of January 31, 2003, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.19(12)	Securities Purchase Agreement dated August 19, 2004 by and between the company and Satellite Strategic Finance Associates, LLC.

21.1	NeoMagic Subsidiaries.

23.1	Consent of Ernst & Young LLP, Independent Auditors.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1, registration no. 333-20031.
(2)	Incorporated by reference to the Company’s Form 10-Q for the period ended October 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1998.
(4)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1999.
(5)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2001.
(6)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2002.
(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2002.
(8)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2002.
(9)	Incorporated by reference to the Company’s Form 8-A filed December 23, 2002.
(10)	Incorporated by reference to the Company’s Form 8-K filed December 23, 2002.
(11)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2003.
(12)	Incorporated by reference to the Company’s Form 8-K filed August 20, 2004.
(13)	Incorporated by reference to the Company’s Form 8-A/A filed August 23, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 28, 2005.

NEOMAGIC CORPORATION

By:	/s/ SCOTT SULLINGER
SCOTT SULLINGER Vice President Finance and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacity and on the date indicated:

Name	Title	Date

/s/ DOUG YOUNG Doug Young	President, Chief Executive Officer and Director (Principal Executive Officer)	April 28, 2005

/s/ SCOTT SULLINGER Scott Sullinger	Vice President Finance and Chief Financial Officer (Principal Financial Officer)	April 28, 2005

/s/ BRIAN P. DOUGHERTY Brian P. Dougherty	Director	April 28, 2005

/s/ ANIL GUPTA Anil Gupta	Director	April 28, 2005

/s/ CARL STORK Carl Stork	Director	April 28, 2005

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JANUARY 31, 2005, 2004 AND 2003

(In thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended January 31, 2003	$—	$58	$—	$58
Year ended January 31, 2004	$58	$—	$58	$—
Year ended January 31, 2005	$—	$—	$—	$—