Form 10-Q
period 2005-04-30
NEOMAGIC CORP
filed 2005-06-10
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 30, 2005

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 30, 2005 was 33,244,002

NEOMAGIC CORPORATION

FORM 10-Q

Part I. Financial Information

Item I. Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
(In thousands, except per share data)	April 30, 2005	April 30, 2004
Net sales	$299	$651

Cost of sales (1)	332	715

Gross loss	(33)	(64)

Operating expenses:
Research and development (2)	3,083	4,868
Sales, general and administrative (3)	1,790	2,140
Gain on sale of patents	(3,481)	—

Total operating expenses	1,392	7,008

Loss from operations	(1,425)	(7,072)

Other income (expense), net:
Interest income and other	117	103
Interest expense	(288)	(24)

Loss before income taxes	(1,596)	(6,993)

Income tax provision	49	7

Net loss	$(1,645)	$(7,000)

Basic and diluted net loss per share	$(.05)	$(.22)

Weighted average common shares outstanding for basic and diluted net loss per share	33,235	32,077

(1)	Includes $(3) and $4 in amortization ( recovery ) of deferred stock compensation for the three months ended April 30, 2005 and 2004, respectively.
(2)	Includes $71 and $65 in amortization of deferred stock compensation for the three months ended April 30, 2005 and 2004, respectively.
(3)	Includes $29 and $49 in amortization of deferred stock compensation for the three months ended April 30, 2005 and 2004, respectively.

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	April 30, 2005	January 31, 2005(1)
ASSETS
Current assets:
Cash and cash equivalents	$15,677	$8,944
Short-term investments	8,381	16,082
Accounts receivable, net	55	12
Inventory	228	376
Prepaid and other current assets	874	792

Total current assets	25,215	26,206

Property, plant and equipment, net	3,425	3,835
Long term prepaid assets	372	458
Other assets	215	215

Total assets	$29,227	$30,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,004	$1,084
Compensation and related benefits	1,299	1,017
Income taxes payable	3,895	3,851
Current portion of capital lease obligations	1,167	1,602
Other accruals	212	225

Total current liabilities	7,577	7,779

Capital lease obligations	2,044	2,004
Mandatorily redeemable Series B convertible preferred stock Authorized and issued shares – 5,000	3,168	2,971
Other long-term liabilities	12	—
Commitments and contingencies

Stockholders’ equity:
Common stock	33	33
Additional paid-in-capital	95,386	95,606
Deferred compensation	(959)	(1,280)
Accumulated other comprehensive loss	(4)	(14)
Accumulated deficit	(78,030)	(76,385)

Total stockholders’ equity	16,426	17,960

Total liabilities and stockholders’ equity	$29,227	$30,714

(1)	Derived from the January 31, 2005 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2005.

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended April 30,
(In thousands)	2005	2004
Operating activities:
Net loss	$(1,645)	$(7,000)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	434	576
Amortization and accretion	197	423
Amortization of deferred compensation	97	118
Gain on sale of patents	(3,481)	—
Changes in operating assets and liabilities:
Accounts receivable	(43)	239
Inventory	148	(564)
Other current assets	(82)	(198)
Long term prepaid and other assets	86	(34)
Accounts payable	(80)	(166)
Compensation and related benefits	282	249
Income taxes payable	44	—
Other accruals	(1)	62

Net cash used in operating activities	(4,044)	(6,295)

Investing activities:
Purchases of property, plant, equipment and intangibles	(24)	(32)
Proceeds from sale of patents	3,481	—
Purchases of short-term investments	(10,097)	(7,695)
Maturities of short-term investments	17,808	8,532

Net cash provided by investing activities	11,168	805

Financing activities:
Payments on capital lease obligations	(395)	(217)
Net proceeds from issuance of common stock	4	675

Net cash provided by (used in) financing activities	(391)	458

Net increase (decrease) in cash and cash equivalents	6,733	(5,032)
Cash and cash equivalents at beginning of period	8,944	12,342

Cash and cash equivalents at end of period	$15,677	$7,310

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$71	$35
Taxes	$5	$6

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively “NeoMagic” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at April 30, 2005, and the operating results and cash flows for the three months ended April 30, 2005 and 2004. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2005, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended April 30, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006.

The first fiscal quarters of 2006 and 2005 ended on May 1, 2005 and May 2, 2004, respectively. The Company’s quarters generally have 13 weeks. The first quarter of fiscal 2005 had 14 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2005 had 53 weeks. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of April.

2. Stock Compensation

At April 30, 2005, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. The Company accounts for these plans under the intrinsic value method. The following table illustrates the effect on net loss and loss per share as if the Company had applied the fair value recognition method:

Three months ended April 30, (in thousands, except per share amounts)	2005	2004
Net loss, as reported	$(1,645)	$(7,000)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	97	118
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(857)	(1,262)

Pro forma net loss	(2,405)	(8,144)

Reported basic and diluted loss per share	$(0.05)	$(0.22)

Pro forma basic and diluted loss per share	$(0.07)	$(0.25)

In the three months ended April 30, 2005 and 2004, respectively, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

	Option Plans		Stock Purchase Plan
Three months ended April 30,	2005	2004	2005	2004
Risk-free interest rates	4.0%	3.57%	3.32%	1.31%
Volatility	.77	.71	.85	.77
Expected life of option in years	5.0	4.93	.50	1.43

3. Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

Per share information is as follows:

Three months ended April 30, (in thousands except per share data)	2005	2004
Numerator:
Net loss	$(1,645)	$(7,000)

Denominator:
Denominator for basic and diluted loss per share - weighted-average shares	33,235	32,077

Basic and diluted loss per share	$(.05)	$(.22)

For the three months ended April 30, 2005 and 2004, respectively, basic earnings per share equals diluted earnings per share due to the net loss for the quarter. During the three months ended April 30, 2005 and 2004, the Company excluded from the computation of basic and diluted loss per share options to purchase 11,536,019 and 3,342,485 shares of common stock, respectively, because the effect would be anti-dilutive.

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

Inventory consists of: (in thousands)	April 30, 2005	January 31, 2005
Raw materials	$141	$115
Work in process	31	52
Finished goods	56	209

Total	$228	$376

5. Accumulated Other Comprehensive Loss

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders’ equity.

Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive loss on available for sale securities. Net comprehensive loss for the three months ended April 30, 2005 and 2004, respectively, is as follows (in thousands):

Three months ended April 30,	2005	2004
Net loss	$(1,645)	$(7,000)
Net change in unrealized loss on available for sale securities	10	(9)

Net comprehensive loss	$(1,635)	$(7,009)

Total accumulated other comprehensive loss was $4,000 and $14,000 at April 30, 2005 and January 31, 2005, respectively. Accumulated other comprehensive loss consists entirely of unrealized losses on available for sale securities.

6. Obligations Under Capital Leases

In fiscal 2003, the Company entered into capital leases for software licenses used in the design of semiconductors. In March 2004 and October 2004, the Company entered into new capital lease agreements adding additional software and extending the terms of two of the Company’s existing leases. In the first quarter of fiscal 2006, the Company amended the payment schedule for one of its capital leases, which reduced fiscal 2006 payments by $150,000, increased fiscal 2007 payments by $100,000 and increased fiscal 2008 payments by $50,000. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment includes the following amounts for leases that have been capitalized:

(in thousands)	April 30, 2005	January 31, 2005
Software under capital lease	$4,243	$4,243
Accumulated amortization	(1,174)	(821)

Net software under capital lease	$3,069	$3,422

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of April 30, 2005:

Fiscal year ending January 31, (in thousands)
2006	$1,341
2007	1,748
2008	423

Total minimum lease payments	3,512
Less: amount representing interest	(301)

Present value of net minimum lease payments	3,211
Less: current portion	(1,167)

Long-term portion	$2,044

7. Mandatorily Redeemable Series B Convertible Preferred

On August 20, 2004, the Company issued 5,000 shares of Mandatorily Redeemable Series B Convertible Preferred Stock (the “Series B Preferred Stock”), Series A Warrants for the purchase of 1,608,696 shares of common stock at $1.64 per share, and Series B Warrants for the purchase of 1,000,000 shares of common stock at $1.60 per share for an aggregate cash purchase price of $5,000,000. After deducting certain transaction costs of $65,000, net cash proceeds received by the Company were $4,935,000. In addition, the Company incurred out-of-pocket expenses of approximately $392 thousand related to the financing. The Series B Preferred Stock is convertible at the option of the investor into 4,347,826 shares of the Company’s Common Stock at a conversion price of $1.15 per share, and is subject to certain anti-dilution provisions. The Series B Preferred Stock is redeemable by the Company for a mandatory payment of $5 million three years from the issue date of August 20, 2004 if the conversion option has not been exercised. The Series B Preferred Stock has liquidation preferences over the

Company’s Common Stock and has no voting rights. Furthermore, as long as the preferred stock remains outstanding, provisions of the Preferred Stock limit our ability to issue any security with greater or equal seniority to the Preferred Stock. In addition, there are restrictions on dividend payments as long as the Series B Convertible Preferred Stock remains outstanding. The Series A Warrants to purchase common stock are exercisable for five years from the date of issuance. The Series B Warrants to purchase common stock were exercisable until 90 days after the date that the registration statement relating to the common shares underlying the securities issued in this transaction was declared effective by the Securities and Exchange Commission. On September 24, 2004, this registration statement was declared effective. The Series B Warrants expired unexercised on December 26, 2004.

In accordance with SFAS 150, the Company classified the estimated fair value of the Mandatorily Redeemable Series B Convertible Preferred Stock as a liability. The Company estimated the fair values of the Series B Preferred Stock and the Series A and B Warrants and allocated the net proceeds of $4,935,000 based on relative fair values in accordance with EITF 00-27 and calculated the intrinsic value of the conversion option embedded within the convertible preferred stock using the effective conversion price of $1.15 per common share. The intrinsic value of the beneficial conversion option calculated was $1,203,000 and the fair value allocated to the Series A and Series B warrants was $1,153,000. The fair value allocated to the warrants and the intrinsic value of the beneficial conversion option were recorded as credits to additional paid in capital in stockholders’ equity on the consolidated balance sheets with an offsetting amount of $2,356,000 treated as a reduction in the $5 million liability recorded for the Mandatorily Redeemable Series B Convertible Preferred Stock. The net-recorded liability of $2,644,000 for the Mandatorily Redeemable Series B Convertible Preferred Stock is accreting to the redemption value of $5 million through charges to interest expense over the three-year period until mandatory redemption. The Company accreted interest expense of $197,000 during the first quarter of fiscal 2006. The Company accreted interest expense of $327,000 for the months of September 2004 through January 2005 in fiscal 2005. The net-recorded liability is $3,168,000 as of April 30, 2005.

The Company’s out-of-pocket expenses of approximately $392,000 related to the financing were recorded as deferred financing costs on the consolidated balance sheets with $131,000 recorded in current assets. The Company recorded amortization of the deferred financing of $33,000 as interest expense during the first quarter of fiscal 2006.

8. Gain on Patent Sale

On April 6, 2005 NeoMagic completed the sale of selected patents to Faust Communications, LLC, a private company, for net proceeds of approximately $3.5 million. The gross proceeds in the transaction were approximately $4.5 million. Expenses include a commission payment to the Consortium for Technology Licensing, Ltd. of approximately $1.0 million. The patents sold relate to products no longer sold by NeoMagic and not to products that NeoMagic currently sells or plans to sell. NeoMagic retains a worldwide, non-exclusive license under the patents sold.

The sale does not include several of NeoMagic’s important patents covering embedded DRAM technology or any of the unique array processing technology used in NeoMagic’s MiMagic 6 product. During the patent sale negotiations, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York, a company whose CEO served on the board of NeoMagic until December 2004. On March 28, 2005 NeoMagic entered into an amended and restated Patent Licensing Agreement with the Consortium for Technology Licensing, Ltd. governing the relationship between the two parties.

9. Income Taxes

Income tax expense was $49 thousand and $7 thousand for the three months ended April 30, 2005 and 2004, respectively. We recorded a tax provision of $49 thousand on a pre-tax loss of $1.6 million in the three months ended April 30, 2005 that consisted of foreign income taxes and an increase of $44 thousand for accrued interest on tax liabilities. In the three months ended April 30, 2004, taxes consisted of foreign income taxes.

10. Contingencies

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

11. Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the first quarter of fiscal 2006 and 2005. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant at April 30, 2005 and January 31, 2005.

12. Recent Accounting Pronouncements

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

In November of 2003, we introduced a new technology architecture, called Associative Processor Array (APA). The APA architecture uses a massively parallel approach to processing information, which means that APA operates on multimedia data in parallel, without increasing clock rates. Existing competitive solutions use a sequential processing flow that operates on each individual data element in sequence, relying on ever-faster clock rates to improve performance. These faster clock rates burn power, thus reducing battery life. With its ability to handle large amounts of data simultaneously and at lower clock rates, the APA platform is able to process multimedia data such as video, still pictures and audio with low power consumption. We anticipate but we cannot assure you that the MiMagic 6, the first of our chips to use APA, will begin production shipments during the fourth quarter of calendar year 2005.

The Company’s fiscal year end is January 31. Any references herein to a fiscal year refer to the year ended January 31 of such year. The first fiscal quarters of 2006 and 2005 ended on May 1, 2005 and May 2, 2004, respectively. The Company’s quarters generally have 13 weeks. The first quarter of fiscal 2005 had 14 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2005 had 53 weeks. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of April.

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

Long Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we evaluate the carrying value of our long-lived assets, consisting primarily of property, plant and equipment in the fourth quarter of each fiscal year, and whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decline in our market value, significant reductions in projected future cash flows or gross margins, or macroeconomic factors including a prolonged economic downturn. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we will be required to write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including gross profit margins, long-term forecasts of the amount and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write-down or write-off long-lived assets.

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

Results of Operations

Net Sales

Net sales were $299 thousand for the three months ended April 30, 2005, compared to $651 thousand for the three months ended April 30, 2004. Net sales decreased due to a $464 thousand decrease in shipments of our MiMagic 3 applications processor partially offset by a $75 thousand increase in shipments of our MiMagic 5 applications processor.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 78% and 84% of net sales in the three months ended April 30, 2005 and 2004, respectively. We expect that export sales will continue to represent a significant portion of net sales. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s net sales by major geographic area:

Three Months Ended April 30,	2005	2004
Japan	13%	3%
Taiwan	21%	51%
Hong Kong	0%	28%
United States	22%	16%
Europe	44%	2%

	100%	100%

The following customers accounted for more than 10% of net sales:

Three Months Ended April 30,	2005	2004
Note Norrtelje AB	28%	*	%
Premier Microelectronics Europe LTD	16%	*	%
Exadigm Inc.	14%	*	%
Edom Technology Co.**	* %	22%
ESS Technology International, Inc.	* %	28%
Silicon Alliance Int.**	13%	29%

*	represents less than 10% of net sales
**	customer is a distributor

Gross Loss

Gross loss was $33 thousand and $64 thousand for the three months ended April 30, 2005 and 2004, respectively. The improvement in gross loss is primarily due to a decrease in amortization expense relating to core technology and licensed intellectual property of $183 thousand for the three months ended April 30, 2005 compared to the three months ended April 30, 2004. The core technology became fully amortized in the fourth quarter of fiscal 2005 and we recorded an impairment charge for the balance of licensed intellectual property in the fourth quarter of fiscal 2005. The lower amortization was partially offset by the lower sales and the write-off of excess MiMagic 5 inventory of approximately $95 thousand. In addition, the gross loss for the three months ended April 30, 2005 was favorably impacted by the release of reserves of $24 thousand as a result of the sales of previously reserved inventory. The gross loss for the three months ended April 30, 2004 was favorably impacted by releases of reserves in the amount of $35 thousand as a result of the sales of previously reserved inventory in the first quarter of fiscal 2005.

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $3.1 million and $4.9 million for the three months ended April 30, 2005 and 2004, respectively. These expenses include amortization of deferred compensation of $71 thousand and $65 thousand for the three months ended April 30, 2005 and 2004, respectively. Research and development expenses decreased in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005 primarily due to lower labor costs of $0.8 million due to decreased headcount. In addition, decreased amortization of intellectual property of $0.2 million, lower outside consultant costs of $0.1 million, lower travel costs of $0.1 million, lower software license and maintenance costs of $0.1 million, and lower allocation costs of $0.2 million due to lower allocated IT depreciation and other allocated costs contributed to the decrease in research in development expenses in the first quarter of fiscal 2006 compared to the first quarter of fiscal 2005.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.8 million and $2.1 million for the three months ended April 30, 2005 and 2004, respectively. These expenses include amortization of deferred compensation of $29 thousand and $49 thousand for the three months ended April 30, 2005 and 2004, respectively. Sales, general and administrative expenses primarily decreased in the first quarter of fiscal 2006 due to decreased labor costs of $0.2 million due to decreased headcount. Increased audit fees of $0.1 million were offset by overall cost reduction efforts.

Gain on Sale of Patents

On April 6, 2005 NeoMagic completed the sale of selected patents to Faust Communications, LLC, a private company, for net proceeds of approximately $3.5 million. The gross proceeds in the transaction were approximately $4.5 million. Expenses include a commission payment to the Consortium for Technology Licensing, Ltd. of approximately $1.0 million. The patents sold relate to products no longer sold by NeoMagic and not to products that NeoMagic currently sells or plans to sell. NeoMagic retains a worldwide, non-exclusive license under the patents sold.

The sale does not include several of NeoMagic’s important patents covering embedded DRAM technology or any of the unique array processing technology used in NeoMagic’s MiMagic 6 product. During the patent sale negotiations, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York, a company whose CEO served on the board of NeoMagic until December 2004. On March 28, 2005 NeoMagic entered into an amended and restated Patent Licensing Agreement with the Consortium for Technology Licensing, Ltd. governing the relationship between the two parties.

Interest Income and other

The Company earns interest on its cash and short-term investments. Interest and other income was $0.1 million and $0.1 million for the three months ended April 30, 2005 and 2004, respectively. Lower average cash and short-term investment balances was offset by increased interest rates.

Interest Expense

Interest expense was $288 thousand and $24 thousand for the three months ended April 30, 2005 and 2004, respectively. The increase in the first quarter of fiscal 2006 from the first quarter of fiscal 2005 is primarily due to accreted interest expense of $197 thousand in the first quarter of fiscal 2006 related to our Mandatorily Redeemable Series B Convertible Preferred Stock issued in August 2004. In addition, we recorded $33 thousand of interest expense in the first quarter of fiscal 2006 due to amortization of deferred financing costs related to our Mandatorily Redeemable Series B preferred stock.

Income Taxes

Income tax expense was $49 thousand and $7 thousand for the three months ended April 30, 2005 and 2004, respectively. We recorded a tax provision of $49 thousand on a pre-tax loss of $1.6 million in the three months ended April 30, 2005 that consisted of foreign income taxes and an increase of $44 thousand for accrued interest on tax liabilities. In the three months ended April 30, 2004, taxes consisted of foreign income taxes.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased $0.9 million in the three months ended April 30, 2005 to $24.1 million from $25.0 million at January 31, 2005. The operating loss for the first quarter of fiscal 2006 was partially offset by a gain of $3.5 million on the sale of certain patents as described in Note 8 of the Condensed Consolidated Financial Statements.

We believe our current cash, cash equivalents and short-term investments will satisfy our projected cash requirements through at least the next twelve months. However, we expect we will need to raise additional capital to fund future operating activities beyond the next 12 months. Beyond fiscal 2006, the adequacy of our resources will depend largely on our ability to complete additional financing and our success in re-establishing profitable operations and positive operating cash flows. If we experience a material shortfall versus our plan for fiscal 2006, we expect to take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our cash position. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. There can be no assurance that additional financing will be available on acceptable terms or at all. Furthermore, as long as the Preferred Stock remains outstanding, provisions of the Preferred Stock limit our ability to issue any security with greater or equal seniority to the Preferred Stock.

Cash and cash equivalents used in operating activities for the three months ended April 30, 2005 was $4.0 million, compared to $6.3 million of net cash used in operating activities for the three months ended April 30, 2004. The cash used in operating activities for the three months ended April 30, 2005 was primarily due to the net loss of $1.6 million and the $3.5 million gain on the sale of patents partially offset by non-cash depreciation of $0.4 million and non-cash accretion of $0.2 million. The cash used in operating activities for the three months ended April 30, 2004 stems primarily from a net loss of $7.0 million, increases in inventory of $0.6 million and other current assets of $0.2 million, as well as a decreases in accounts payable of $0.2 million, partially offset by non-cash depreciation and amortization of $1.0 million and deferred compensation amortization charges of $0.1 million, a decrease in accounts receivable of $0.2 million and an increase in the liability for compensation and related benefits of $0.2 million.

Net cash provided by investing activities for the three months ended April 30, 2005 was $11.2 million, compared to $0.8 million of net cash provided by investing activities for the three months ended April 30, 2004. Net cash provided by investing activities in the first quarter of fiscal 2006 related primarily to net maturities of short-term investments of $7.7 million and proceeds from the sale of patents of $3.5 million. Net cash provided by investing activities in the first quarter of fiscal 2005 related primarily to net maturities of short-term investments of $0.8 million.

Net cash used in financing activities was $ 0.4 million for the three months ended April 30, 2005, compared to $ 0.5 million of net cash provided by financing activities for the three months ended April 30, 2004. The net cash used in financing activities for the three months ended April 30, 2005 is due to payments on capital lease obligations of $0.4 million. The net cash provided by financing activities for the three months ended April 30, 2004 was due to net proceeds from the issuance of common stock of $0.7 million partially offset by payments on capital lease obligations of $0.2 million.

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

We lease software licenses under capital leases. Refer to Note 6, Obligations under Capital Leases, in the consolidated financial statements for additional information.

The future minimum payments relating to facility leases, software leases, non-cancelable purchase orders and other contractual obligations are included in the contractual obligations table below.

Contractual Obligations

The following summarizes the Company’s contractual obligations at April 30, 2005, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2006	2007	2008	2009	2010	Thereafter	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$737	$934	$1,028	$1,073	$1,100	$277	$5,149
Capital leases	1,341	1,748	423		—	—	3,512

Total contractual cash obligations	$2,078	$2,682	$1,451	$1,073	$1,100	$277	$8,661

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of April 30, 2005, we are not involved in SPE transactions.

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment.” SFAS No. 123R requires employee stock options and rights to purchase shares under stock participation plans to be accounted for under the fair value method, and eliminates the ability to account for these instruments under the intrinsic value method prescribed by APB Opinion No. 25, as allowed under the original provisions of SFAS No. 123. SFAS No. 123R requires the use of an option pricing model for estimating fair value, which is amortized to expense over the service periods. The requirements of SFAS No. 123R are effective for the first fiscal year beginning after June 15, 2005. SFAS No. 123R allows for either prospective recognition of compensation expense or retrospective recognition, which may be back to the original issuance of SFAS No. 123. We are currently evaluating the impact of adoption of SFAS No. 123R.

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

We have a Limited Customer Base

Four customers accounted for 28%, 16%, 14% and 13%, respectively, of net sales in the three months ended April 30, 2005. Three customers accounted for 29%, 28% and 22%, respectively, of net sales in the three months ended April 30, 2004. We expect that a small number of customers will account for a substantial portion of our net sales for the foreseeable future. Furthermore, the majority of our sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

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

Some of our current and potential competitors operate their own manufacturing facilities. Since we do not operate our own manufacturing facility and may from time-to-time make binding commitments to purchase products (no binding purchase orders were outstanding as of April 30, 2005), we may not be able to reduce our costs and cycle time or adjust our production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on our results of operations.

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

We May Encounter Inventory Excess or Shortage

We have wafer supply relationships with several foundries to support our product efforts. Normally, we place binding purchase orders two to three months prior to wafer shipment. We had no binding orders for wafers outstanding as of April 30, 2005. We order wafers for deliveries in advance and with the additional time to assemble and test wafers, we can have orders for finished goods that will not be available for up to four months into the future. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time-to-time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2005 of $0.4 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of April 30, 2005, we had 21 patents. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retain a worldwide, non-exclusive license under the patents sold. The sale did not include several of our important patents covering embedded DRAM technology or any of the unique array processing technology used in our MiMagic 6 product. The remaining 21 issued patents are scheduled to expire no later than January 2022. Additionally, we have several patent applications pending. There can be no assurance that our pending patent applications, or any future applications will be approved. Further, there can be no assurance that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, there can be no assurance that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

We Depend on International Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 78% and 84% of our net sales for the three months ended April 30, 2005 and 2004, respectively. We expect that net sales derived from international sales will continue to represent a significant portion of our total net sales. Letters of credit issued by customers have supported a portion of our international sales. To date, our international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

A Lack of Effective Internal Control Over Financial Reporting Could Result in an Inability to Accurately Report Our Financial Results

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. In connection with our management’s evaluation of our internal control over financial reporting as of January 31, 2005, management identified a control deficiency that constituted a material weakness. As more fully described in Item 9A of our Annual Report on Form 10-K, as of January 31, 2005, our management concluded that we did not maintain effective controls over the process of evaluating impairment of long-lived assets. This control deficiency resulted in a material adjustment recorded by us to the financial statements in the fourth quarter of fiscal 2005. As a result of the material weaknesses identified, our management concluded that our internal control over financial reporting was not effective as of January 31, 2005. We remediated this material weakness in the first quarter of fiscal 2006. At April 30, 2005 we did not have any intangible assets.

A failure to implement and maintain effective internal control over financial reporting could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

Our Stock Price May Be Volatile

The market price of our Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. The market has from time-to-time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of our Common Stock could be subject to significant fluctuations in response to various factors, including quarter-to-quarter variations in our anticipated or actual operating results, announcements of new products, technological innovations or setbacks by us or our competitors, general conditions in the semiconductor industry, unanticipated shifts in the markets for mobile phones and other handheld devices or changes in industry standards, losses of key customers, litigation commencement or developments, the impact of our financing activities, including dilution to shareholders, changes in or the failure by us to meet estimates of our performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. In future quarters, our operating results may be below the expectations of public market analysts or investors.

Potential Nasdaq Stock Market Delisting

On February 28, 2005, we received a notice from the Nasdaq Stock Market that we were no longer in compliance with the requirements for continued inclusion of our common stock on the Nasdaq National Market pursuant to the Nasdaq’s Marketplace Rule 4450(a)(5) (the “Rule”) because our common stock had closed below $1.00 per share for 30 consecutive business days. We were given 180 calendar days, or until August 29, 2005, to regain compliance with the Rule. To regain compliance with the Rule, the closing bid price of our common stock must be $1.00 per share or more for a minimum of 10 consecutive business days prior to August 29, 2005. If we are unable to regain compliance with the Rule by August 29, 2005, we will receive a delisting notification from Nasdaq. Upon receipt of the delisting notification, we may appeal the delisting to a Listings Qualifications Panel of Nasdaq or we may apply to transfer our securities to The Nasdaq SmallCap Market if, at such time, we satisfy the requirements for initial inclusion on such market as set forth in Marketplace Rule 4310(c), other than the minimum bid price requirement of $1.00 per share. If our application to transfer to the Nasdaq SmallCap Market is approved, we will have until February 23, 2006 to demonstrate compliance with the continued listing requirements of the Nasdaq SmallCap Market. We have asked in the proxy statement for our 2005 annual meeting of stockholders that the stockholders approve giving the board the authorization to file an amendment to our certificate of incorporation that would effect a reverse stock split at the ratio of between one-for-five and one-for-ten, inclusive. Even if granted authorization to effect a reverse stock split, the board may choose not to effect such a split.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s cash, cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of April 30, 2005, the Company’s cash, cash equivalents and short-term investments earned interest at an average rate of 2.1%. Due to the short-term nature of the Company’s investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at April 30, 2005, with consistent cash balances, interest income would be adversely affected by approximately $13,000 per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

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

(b) Changes in Internal Controls

As of January 31, 2005, the end of our last fiscal year, we identified a material weakness related to our process of evaluating long-lived assets for impairment, including insufficient controls over the review and documentation of key assumptions used in preparing forecasted cash flows used to support our impairment analyses. We have addressed this material weakness and have instituted a process for the evaluation of long-lived assets that adequately documents the assumptions used in preparing forecasted cash flows and increased the level of review performed with respect to the reasonableness of certain key assumptions used in the underlying forecast supporting the impairment analysis. At April 30, 2005 we did not have any intangible assets.

During the first quarter of fiscal 2006, there have been no changes in the Company’s internal control over financial reporting, other than addressing the material weakness identified in the fourth quarter of fiscal 2005 as discussed above, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Inherent Limitations on Effectiveness of Controls

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

/s/ Scott Sullinger
SCOTT SULLINGER
V.P. Finance and Chief Financial Officer
( Authorized Officer and Principal Financial Officer)

June 10, 2005

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number		Description
3.1	(1)	Amended and Restated Certificate of Incorporation.

3.2	(1)	Bylaws.

4.1	(10)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2	(13)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3	(12)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.4	(12)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5	(12)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.6	(9)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.7	(12)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004

10.1	(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2	(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3	(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4	(2)	Amendment No. 1, dated as of October 15, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.5	(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.6	(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.7	(4)	1998 Nonstatutory Stock Option Plan.

10.8	(4)	Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation and Siemens Aktiengesellschaft Semiconductor Group, now Infineon Technologies AG.

10.9	(5)	General Amendment to the Wafer Supply Agreement with Product Sourcing Agreement, dated January 9, 2001, between NeoMagic International Corporation and Infineon Technologies AG.

10.10	(6)	Employment Offer Letter dated May 10, 2000, between the Company and Sanjay Adkar.

10.11	(6)	Employee Loan Agreement dated May 10, 2000, between the Company and Sanjay Adkar.

10.12	(6)	Security Agreement dated September 1, 2001, between the Company and Stephen Lanza.

10.13	(6)	Promissory Note dated September 1, 2001, between the Company and Stephen Lanza.

10.14	(7)	Full and Final Release dated September 9, 2002, from the Wafer Supply Agreement and the Product Sourcing Agreement between NeoMagic International Corporation and Infineon Technologies AG.

10.15	(8)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.16	(8)	Amendment No. 2, dated as of April 7, 2000, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.17	(8)	Amendment No. 3, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.18	(11)	Amendment No. 4, dated as of January 31, 2003, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.19	(12)	Securities Purchase Agreement dated August 19, 2004 by and between the company and Satellite Strategic Finance Associates, LLC.

10.20		Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.21		Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC

31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.

31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.

32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1, registration no. 333-20031.
(2)	Incorporated by reference to the Company’s Form 10-Q for the period ended October 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1998.
(4)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1999.
(5)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2001.
(6)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2002.
(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2002.
(8)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2002.
(9)	Incorporated by reference to the Company’s Form 8-A filed December 23, 2002.
(10)	Incorporated by reference to the Company’s Form 8-K filed December 23, 2002.
(11)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2003.
(12)	Incorporated by reference to the Company’s Form 8-K filed August 20, 2004.
(13)	Incorporated by reference to the Company’s Form 8-A/A filed August 23, 2004.