Form 10-Q
period 2005-07-31
NEOMAGIC CORP
filed 2005-09-09
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at August 29, 2005 was 6,733,007

NEOMAGIC CORPORATION

FORM 10-Q

Part I. Financial Information

Item	1. Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Net sales	$301	$1,041	$600	$1,692
Cost of sales (1)	304	1,044	636	1,759

Gross loss	(3)	(3)	(36)	(67)

Operating expenses:
Research and development (2)	3,147	4,819	6,230	9,687
Sales, general and administrative (3)	1,310	1,880	3,100	4,020
Gain on sale of patents	—	—	(3,481)

Total operating expenses	4,457	6,699	5,849	13,707

Loss from operations	(4,460)	(6,702)	(5,885)	(13,774)

Other income (expense), net:
Interest income and other	177	92	294	195
Interest expense	(132)	(53)	(420)	(77)

Loss before income taxes	(4,415)	(6,663)	(6,011)	(13,656)

Income tax expense	50	7	99	14

Net loss	$(4,465)	$(6,670)	$(6,110)	$(13,670)

Basic and diluted net loss per share	$(0.67)	$(1.02)	$(0.92)	$(2.12)

Weighted average common shares outstanding for basic and diluted	6,694	6,510	6,670	6,461

(1)	Includes $1 and $0 in amortization of deferred stock compensation for the three months ended July 31, 2005 and 2004, respectively, and $(2) and $4 for the six months ended July 31, 2005 and 2004, respectively.
(2)	Includes $78 and $25 in amortization of deferred stock compensation for the three months ended July 31, 2005 and 2004, respectively, and $149 and $90 for the six months ended July 31, 2005 and 2004, respectively.
(3)	Includes $27 and $41 in amortization of deferred stock compensation for the three months ended July 31, 2005 and 2004, respectively, and $56 and $90 for the six months ended July 31, 2005 and 2004, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 31, 2005	January 31, 2005 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14,749	$8,944
Short-term investments	5,272	16,082
Accounts receivable, net	46	12
Inventory, net	108	376
Prepaid and other current assets	835	792

Total current assets	21,010	26,206

Property, plant and equipment, net	3,005	3,835
Long term prepaid assets	285	458
Other assets	216	215

Total assets	$24,516	$30,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,137	$1,084
Compensation and related benefits	894	1,017
Income taxes payable	3,941	3,851
Current portion of capital lease obligations	1,480	1,602
Other accruals	159	225

Total current liabilities	7,611	7,779

Capital lease obligations	1,453	2,004
Mandatorily redeemable Series B convertible preferred stock	3,212	2,971
Authorized and issued shares – 5,000
Other long-term liabilities	12	—
Commitments and contingencies

Stockholders’ equity:
Common stock	34	33
Additional paid-in-capital	95,494	95,606
Deferred compensation	(800)	(1,280)
Accumulated other comprehensive loss	(5)	(14)
Accumulated deficit	(82,495)	(76,385)

Total stockholders’ equity	12,228	17,960

Total liabilities and stockholders’ equity	$24,516	$30,714

(1)	Derived from the January 31, 2005 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2005.

See accompanying notes to unaudited condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 31, 2005	July 31, 2004
Operating activities:
Net loss	$(6,110)	$(13,670)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	854	1,134
Amortization and accretion	241	846
Gain on sale of patents	(3,481)	—
Gain on disposal of property, plant and equipment	—	(1)
Amortization of deferred compensation	203	184
Changes in operating assets and liabilities:
Accounts receivable	(34)	370
Inventory	268	(399)
Prepaid and other current assets	(43)	(10)
Other assets	172	(34)
Accounts payable	53	350
Compensation and related benefits	(123)	(56)
Income taxes payable	90	(3)
Other accruals	(54)	56

Net cash used in operating activities	(7,964)	(11,233)

Investing activities:
Proceeds from the sale of property, plant, and equipment	—	6
Proceeds from sale of patents	3,481	—
Purchases of property, plant, equipment and intangibles	(24)	(99)
Purchases of short-term investments	(23,851)	(12,300)
Maturities of short-term investments	34,670	18,922

Net cash provided by investing activities	14,276	6,529

Financing activities:
Payments on capital lease obligations	(673)	(1,237)
Net proceeds from issuance of common stock	166	1,330

Net cash provided by (used in) financing activities	(507)	93

Net increase (decrease) in cash and cash equivalents	5,805	(4,611)
Cash and cash equivalents at beginning of period	8,944	12,342

Cash and cash equivalents at end of period	$14,749	$7,731

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$129	$82
Taxes	$11	$13

See accompanying notes to unaudited condensed consolidated financial statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries, (collectively “NeoMagic” or the “Company”). All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at July 31, 2005, the operating results for the three and six months ended July 31, 2005 and 2004, and the cash flows for the six months ended July 31, 2005 and 2004. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended January 31, 2005, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Share and per share information in these financial statements and notes have been adjusted to reflect the Company’s 1 for 5 reverse stock split effective August 15, 2005.

The results of operations for the three and six months ended July 31, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006.

The second fiscal quarters of 2006 and 2005 ended on July 31, 2005 and August 1, 2004, respectively. The Company’s quarters generally have 13 weeks. The first and second quarters of fiscal 2006 had 13 weeks. The first quarter of fiscal 2005 had 14 weeks and the second quarter of fiscal 2005 had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2006 will have 52 weeks. Fiscal 2005 had 53 weeks. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of July.

2. Stock Compensation

At July 31, 2005, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. The Company accounts for these plans under the intrinsic value method. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition method:

(in thousands, except per share amounts)	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net loss, as reported	$(4,465)	$(6,670)	$(6,110)	$(13,670)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	106	66	203	184
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(1,461)	(1,009)	(2,539)	(2,271)

Pro forma net loss	(5,820)	(7,613)	(8,446)	(15,757)

Reported basic and diluted loss per share	$(0.67)	$(1.02)	$(0.92)	$(2.12)

Pro forma basic and diluted loss per share	$(0.87)	$(1.17)	$(1.27)	$(2.44)

In the three and six months ended July 31, 2005 and 2004, respectively, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

	Option Plans				Stock Purchase Plan
	Three Months Ended July 31,		Six Months Ended July 31,		Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Risk-free interest rates	4.0%	3.6%	4.0%	3.6%	3.5%	1.7%	3.3%	1.7%
Volatility	0.81	0.93	0.81	0.75	0.95	0.86	0.89	0.86
Expected life of option in years	4.80	4.80	4.82	4.91	0.49	0.49	0.49	0.49

3. Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

Per share information calculated on this basis is as follows:

(in thousands, except per share amounts)	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Numerator:
Net loss	$(4,465)	$(6,670)	$(6,110)	$(13,670)

Denominator:
Denominator for basic and diluted loss per share - weighted average shares outstanding	6,694	6,510	6,670	6,461

Basic and diluted loss per share	$(.67)	$(1.02)	$(.92)	$(2.12)

For the three and six month periods ended July 31, 2005 and July 31, 2004 basic loss per share and diluted loss per share are the same due to the net loss for those periods. During the three months ended July 31, 2005 and 2004, respectively, the Company excluded options to purchase 1,853,820 and 986,454 shares of common stock from the diluted loss per share computations because the impact would have been anti-dilutive. During the six months ended July 31, 2005 and 2004, respectively, the Company excluded options to purchase 2,038,352 and 151,303 shares of common stock from the diluted loss per share computations because the impact would have been anti-dilutive.

4. Cash, Cash Equivalents and Short-term Investments

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

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of July 31, 2005 and January 31, 2005, and consists of the following (in thousands):

July 31, 2005	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents:
Money market funds	$6,301	$—	$6,301
Commercial paper	7,253	(2)	7,251
Bank accounts	1,197	—	1,197

Total	$14,751	$(2)	$14,749

Short-term investments:
Corporate notes	513	(1)	512
Auction rate securities	3,260	—	3,260
U.S. Government agencies	1,502	(2)	1,500

Total	$5,275	$(3)	$5,272

January 31, 2005	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents:
Money market funds	$5,194	$—	$5,194
Commercial paper	2,697	(1)	2,696
Bank accounts	1,054	—	1,054

Total	$8,945	$(1)	$8,944

Short-term investments:
Corporate bonds	$2,080	$(4)	$2,076
Corporate notes	523	(1)	522
Auction rate securities	9,990	—	9,990
U.S. Government agencies	3,502	(8)	3,494

Total	$16,095	$(13)	$16,082

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

Inventory consists of: (in thousands)	July 31, 2005	January 31, 2005
Raw materials	$8	$115
Work in process	22	52
Finished goods	78	209

Total	$108	$376

6. Accumulated Other Comprehensive Income

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders’ equity.

Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive loss on available for sale securities. Net comprehensive loss for the three and six months ended July 31, 2005 and 2004, respectively, is as follows (in thousands):

(in thousands, except per share amounts)	Three Months Ended July 31,		Six Months Ended July 31,
	2005	2004	2005	2004
Net loss, as reported	$(4,465)	$(6,670)	$(6,110)	$(13,670)
Net change in unrealized loss on available for sale securities	(1)	(14)	9	(23)

Net comprehensive loss	$(4,466)	$(6,684)	$(6,101)	$(13,693)

Total accumulated other comprehensive loss was $5 thousand at July 31, 2005 and $14 thousand at January 31, 2005. Accumulated other comprehensive loss consists entirely of unrealized losses on available for sale securities.

7. Obligations under Capital Leases

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

(in thousands)	July 31, 2005	January 31, 2005
Software under capital lease	$4,243	$4,243
Accumulated amortization	(1,528)	(821)

Net software under capital lease	$2,715	$3,422

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of July 31, 2005:

Fiscal year ending January 31,
(in thousands)
2006	885
2007	1,648
2008	643

Total minimum lease payments	3,176
Less: amount representing interest	(243)

Present value of net minimum lease payments	2,933
Less: current portion	(1,480)

Long-term portion	$1,453

8. Mandatorily Redeemable Series B Convertible Preferred

On August 20, 2004, the Company issued 5,000 shares of Mandatorily Redeemable Series B Convertible Preferred Stock (the “Series B Preferred Stock”), Series A Warrants for the purchase of 321,739 shares of common stock at $8.20 per share, and Series B Warrants for the purchase of 200,000 shares of common stock at $8.00 per share for an aggregate cash purchase price of $5,000,000. After deducting certain transaction costs of $65,000, net cash proceeds received by the Company were $4,935,000. In addition, the Company incurred out-of-pocket expenses of approximately $392 thousand related to the financing. The Series B Preferred Stock is convertible at the option of the investor into 869,565 shares of the Company’s Common Stock at a conversion price of $5.75 per share, and is subject to certain anti-dilution provisions. The Series B Preferred Stock is redeemable by the Company for a mandatory payment of $5 million three years from the issue date of August 20, 2004 if the conversion option has not been exercised. The Series B Preferred Stock has liquidation preferences over the Company’s Common Stock and has no voting rights. Furthermore, as long as the preferred stock remains outstanding, provisions of the Preferred Stock limit our ability to issue any security with greater or equal seniority to the Preferred Stock. In addition, there are restrictions on dividend payments as long as the Series B Convertible Preferred Stock remains outstanding. The Series A Warrants to purchase common stock are exercisable for five years from the date of issuance. The Series B Warrants to purchase common stock were exercisable until 90 days after the date that the registration statement relating to the common shares underlying the securities issued in this transaction was declared effective by the Securities and Exchange Commission. On September 24, 2004, this registration statement was declared effective. The Series B Warrants expired unexercised on December 26, 2004.

In accordance with SFAS 150, the Company classified the estimated fair value of the Mandatorily Redeemable Series B Convertible Preferred Stock as a liability. The Company estimated the fair values of the Series B Preferred Stock and the Series A and B Warrants and allocated the net proceeds of $4,935,000 based on relative fair values in accordance with EITF 00-27 and calculated the intrinsic value of the conversion option embedded within the convertible preferred stock using the effective conversion price of $5.75 per common share. The intrinsic value of the beneficial conversion option calculated was $1,203,000 and the fair value allocated to the Series A and Series B warrants was $1,153,000. The fair value allocated to the warrants and the intrinsic value of the beneficial conversion option were recorded as credits to additional paid in capital in stockholders’ equity on the consolidated balance sheets with an offsetting amount of $2,356,000 treated as a discount and a reduction in the $5 million liability recorded for the Mandatorily Redeemable Series B Convertible Preferred Stock. The discount is amortized using the effective interest rate method in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The net-recorded liability of $2,644,000 for the Mandatorily Redeemable Series B Convertible Preferred Stock is accreting to the redemption value of $5 million through charges to interest expense over the three-year period until mandatory redemption. The Company accreted interest expense of $44,000 and $241,000, respectively, during the three and six months ended July 31, 2005. The Company accreted interest expense of $327,000 for the months of September 2004 through January 2005 in fiscal 2005. The net-recorded liability is $3,212,000 as of July 31, 2005.

The Company’s out-of-pocket expenses of approximately $392,000 related to the financing were recorded as deferred financing costs on the consolidated balance sheets with $131,000 recorded in current assets. The Company recorded amortization of the deferred financing of approximately $32,000 and $65,000 respectively, for the three and six months ended July 31, 2005.

9. Gain on Patent Sale

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

10. Income Taxes

Income tax expense was $99 thousand and $14 thousand for the six months ended July 31, 2005 and 2004, respectively. We recorded a tax provision of $50 thousand on a pre-tax loss of $4.5 million in the three months ended July 31, 2005 that consisted of foreign income taxes and an increase of $44 thousand for accrued interest on tax liabilities. We recorded a tax provision of $99 thousand on a pre-tax loss of $6.1 million in the six months ended July 31, 2005 that consisted of foreign income taxes and an increase of $88 thousand for accrued interest on tax liabilities. In the three and six months ended July 31, 2004, taxes consisted of foreign income taxes.

11. Contingencies

As a general matter, the semiconductor industry has experienced substantial litigation regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. Since January 1999, no further action has occurred on this counter claim. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December

2003 the Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. In August 2004 the Federal Circuit rejected the appeal and affirmed the lower court’s decision of no infringement by the Trident products. While the Company believes it has valid defenses against Trident’s counter claim filed in 1999, we cannot assure you as to whether Trident will or will not proceed with the counter-suit.

12. Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the six-month periods ended July 31, 2005 and 2004. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant for the six months ended July 31, 2005 and 2004.

13. Recent Accounting Pronouncements

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

In March 2005, the SEC released SEC Staff Accounting Bulletin No. 107, “Share-Based Payment” (“SAB 107”). SAB 107 provides the SEC staff’s position regarding the application of SFAS 123(R) and certain SEC rules and regulations, and also provides the staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company is currently reviewing the effect, if any, that the application of SAB 107 will have on the Company’s financial position and results of operations.

In March 2005, the FASB issued FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which clarifies the term “conditional asset retirement obligations” as used in SFAS No. 143, “Accounting for Asset Retirement Obligations.” The Company does not anticipate that the application of FIN 47 will have a material impact on the Company’s financial position and results of operations.

In May 2005, the FASB issued SFAS No. 154 “Accounting Changes and Error Corrections – a replacement of APB Opinion No. 20, and FASB Statement No. 3.” (“SFAS154”). SFAS 154 replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements, and changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 31, 2005.

14. Subsequent Events

On July 22, 2005, its Board of Directors approved an amendment to NeoMagic’s Certificate of Incorporation that would effect a reverse split of the shares of common stock at a ratio of 1 for 5. The shareholders of NeoMagic approved the reverse split at NeoMagic’s 2005 annual meeting of shareholders held on July 19, 2005. The reverse stock split became effective after the close of market on August 12, 2005, and the Company’s common stock began trading on a reverse split basis on August 15, 2005 under the symbol “NMGCD”, for a period of 20 trading days. Thereafter, it will resume trading under the Company’s original symbol “NMGC”.

Fractional shares of stock will not be issued as a result of the reverse split. Shareholders who would otherwise receive a fractional share of common stock were entitled to receive cash in lieu of fractional shares. Computershare Limited, formerly EquiServe, Inc., is NeoMagic’s transfer agent and acted as the exchange agent for the purpose of implementing the exchange of stock certificates in connection with the reverse split.

As of August 12, 2005, NeoMagic had 33,665,212 shares of common stock issued and outstanding. After giving effect to the reverse split, there were approximately 6,733,042 shares of common stock issued and outstanding. The exercise or conversion price and/or the number of shares of common stock issuable under the Company’s outstanding warrants and options and any other similar rights or securities were proportionately adjusted upon the reverse stock split based on the same ratio used with regard to common stock outstanding. The number of shares that may be issued upon the exercise of conversion rights by holders of securities convertible into common stock, including the Company’s Series B preferred stock, were adjusted proportionately.

More information about the reverse split is available in NeoMagic’s definitive proxy statement filed with the Securities and Exchange Commission on June 10, 2005.

On September 1, 2005 NeoMagic granted Sony Corporation of Tokyo, Japan a worldwide, non-exclusive license to all of its patents. In accordance with the agreement, NeoMagic expects to receive gross proceeds of $8.5 million. After deducting fees and commissions, NeoMagic expects to receive net proceeds of approximately $5.6 million. Among the patents that are being licensed to Sony Corporation are those that relate to the use of embedded dynamic random-access-memory (DRAM) technology and on-chip memories in semiconductor integrated circuits.

During the negotiations that led to the conclusion of the recently signed agreement, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York. NeoMagic and The Consortium continue to explore other opportunities to generate additional revenue from NeoMagic’s patents.

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

The Company’s fiscal year end is January 31. Any references herein to a fiscal year refer to the year ended January 31 of such year. The second fiscal quarters of 2006 and 2005 ended on July 31, 2005 and August 1, 2004, respectively. For ease of presentation, the accompanying financial statements for the second fiscal quarter of fiscal 2006 have been shown as ending on the last day of the calendar month of July.

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

Deferred Taxes and Tax Accruals

We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized. Based on the uncertainty of future pre-tax income, we have fully reserved our deferred tax assets. If we determine that we would be able to realize some or all of our deferred tax assets in the future, an adjustment to the deferred tax assets would increase income in the period when such determination was made.

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

Results of Operations

Net Sales

Net sales were $0.3 million and $1.0 million for the three months ended July 31, 2005 and 2004, respectively. Net sales were $0.6 million and $1.7 million for the six months ended July 31, 2005 and 2004, respectively. The decrease in net sales for the three and six months ended July 31, 2005 is primarily due to decreased sales of our MiMagic 3 applications processor.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based original equipment manufacturers) accounted for 53% and 99% of net sales in the three months ended July 31, 2005 and 2004, respectively. Sales to customers located outside the United States accounted for 66% and 93% of net sales in the six months ended July 31, 2005 and 2004, respectively. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s net sales by major geographic area:

	Three Months Ended		Six Months Ended
	July 31, 2005	July 31, 2004	July 31, 2005	July 31, 2004
Japan	0%	18%	7%	13%
Taiwan	40%	34%	31%	40%
Hong Kong	0%	43%	0%	37%
Singapore	8%	0%	4%	0%
United States	47%	1%	34%	7%
Europe	5%	4%	24%	3%

	100%	100%	100%	100%

The following customers accounted for more than 10% of net sales.

	Three Months Ended				Six Months Ended
	July 31, 2005		July 31, 2004		July 31, 2005	July 31, 2004
Edom Technology Co.**	38%		30%		23%	27%
Exadigm	44%		*	%	29%	* %
Note Norrtelje AB	*	%	*	%	14%	* %
Premier Microelectronics Europe LTD	*	%	*	%	10%	* %
ESS Technology International, Inc.	*	%	43%		* %	37%
Silicon Alliance Int.**	*	%	*	%	* %	13%
Silicon Media, Inc.**	*	%	18%		* %	11%

*	represents less than 10% of net sales
**	customer is a distributor

Gross Loss

Gross loss was $3 thousand for both the three months ended July 31, 2005 and 2004. Gross loss was $36 thousand and $67 thousand for the six months ended July 31, 2005 and 2004, respectively. Gross loss did not fluctuate significantly for the three and six months ended July 31, 2005 despite decreased sales due to a decrease in amortization expense relating to core technology and licensed intellectual property of $183 thousand and $366 thousand, respectively, for the three and six months ended July 31, 2005. The core technology became fully amortized in the fourth quarter of fiscal 2005 and we recorded an impairment charge for the balance of licensed intellectual property in the fourth quarter of fiscal 2005. The gross loss for the six months ended July 31, 2005 was unfavorably impacted by charges totaling $190k to write-off excess inventory primarily for our MiMagic 5 applications processor partially offset by the sale of $32 thousand of inventory previously written off. The gross loss for the six months ended July 31, 2004 was favorably impacted by the sale of $59 thousand of inventory previously written-off partially offset by charges totaling $24 thousand to write-off excess inventory for the Company’s companion chips.

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $3.1 million and $4.8 million for the three months ended July 31, 2005 and 2004, respectively. Research and development expenses were $6.2 million and $9.7 million for the six months ended July 31, 2005 and 2004, respectively. These expenses include amortization of deferred compensation of $78 thousand and $25 thousand for the three months ended July 31, 2005 and 2004, respectively, and $149 thousand and $90 thousand for the six months ended July 31, 2005 and 2004, respectively. The decrease of $1.7 million for the three months ended July 31, 2005 is primarily related to decreased labor costs of $0.6 million due to reduced headcount. In addition, decreased amortization of intellectual property of $0.2 million, lower travel costs of $0.1 million, lower software license and maintenance costs of $0.2 million, lower mask costs of $0.1 million, and lower allocation costs of $0.2 million due to lower allocated IT depreciation and other allocated costs contributed to the decrease in research in development expenses in the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005. The decrease of $3.5 million for the six months ended July 31, 2005 is primarily related to decreased labor costs of $1.4 million due to reduced headcount

In addition, decreased amortization of intellectual property of $0.5 million, lower travel costs of $0.1 million, lower software license and maintenance costs of $0.5 million, lower mask costs of $0.1 million, and lower allocation costs of $0.4 million due to lower allocated IT depreciation and other allocated costs contributed to the decrease in research in development expenses for the six months ended July 31, 2005.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.3 million and $1.9 million for the three months ended July 31, 2005 and 2004, respectively. Sales, general and administrative expenses were $3.1 million and $4.0 million for the six months ended July 31, 2005 and 2004, respectively. These expenses include amortization of deferred compensation of $27 thousand and $41 thousand for the three months ended July 31, 2005 and 2004, respectively, and $56 thousand and $90 thousand for the six months ended July 31, 2005 and 2004, respectively. The decrease of $0.6 million for the three months ended July 31, 2005 is primarily due to decreased labor costs of $0.2 and to lower financial auditing costs of $0.2 million. The decrease of $0.9 million for the six months ended July 31, 2005 is primarily due to decreased labor costs of $0.4 million, lower financial auditing costs of $0.1 million, lower travel costs of $0.1 million, and lower allocation costs of $0.1 million due to lower allocated IT depreciation and other allocated costs.

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

Interest Income and Other

We earn interest on our cash equivalents and short-term investments. Interest income and other was $0.2 million and $0.1 million for the three months ended July 31, 2005 and 2004, respectively. Interest income and other was $0.3 million and $0.2 million for the six months ended July 31, 2005 and 2004, respectively. The increase for the three and six months ended July 31, 2005 in interest income and other is primarily due to increased interest rates which were partially offset by lower average cash and short-term investment balances.

Interest Expense

Interest expense was $132 thousand and $53 thousand for the three months ended July 31, 2005 and 2004, respectively. Interest expense was $420 thousand and $77 thousand for the six months ended July 31, 2005 and 2004, respectively. The increase in the three and six months ended July 31, 2005 is primarily due to accreted interest expense of $44 thousand in the second quarter of fiscal 2005 and accreted interest expense of $241 thousand in the six months ended July 31, 2005 related to our Mandatorily Redeemable Series B Convertible Preferred Stock issued in August 2004. In addition, we recorded $32 thousand of interest expense in the second quarter of fiscal 2006 and $65 thousand in the six months ended July 31, 2005 due to amortization of deferred financing costs related to our Mandatorily Redeemable Series B preferred stock.

Income Taxes

Income tax expense was $50 thousand and $7 thousand for the three months ended July 31, 2005 and 2004, respectively. Income tax expense was $99 thousand and $14 thousand for the six months ended July 31, 2005 and 2004, respectively. We recorded a tax provision of $50 thousand on a pre-tax loss of $4.5 million in the three months ended July 31, 2005 that consisted of foreign income taxes and an increase of $44 thousand for accrued interest on tax liabilities. We recorded a tax provision of $99 thousand on a pre-tax loss of $6.1 million in the six months ended July 31, 2005 that consisted of foreign income taxes and an increase of $88 thousand for accrued interest on tax liabilities. In the three and six months ended July 31, 2004, taxes consisted of foreign income taxes.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased $5.0 million in the six months ended July 31, 2005 to $20.0 million from $25.0 million at January 31, 2005. The operating loss for the first six months of fiscal 2006 was partially offset by a gain of $3.5 million on the sale of certain patents as described in Note 9 of the Condensed Consolidated Financial Statements.

We believe our current cash, cash equivalents and short-term investments will satisfy our projected cash requirements through at least the next twelve months. However, we expect we will need to raise additional capital to fund future operating activities beyond the next 12 months. Beyond fiscal 2006, the adequacy of our resources will depend largely on our ability to complete additional financing and our success in re-establishing profitable operations and positive operating cash flows. If we experience a material shortfall versus our plan for fiscal 2006, we expect to take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our cash position. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all. Furthermore, as long as the Preferred Stock remains outstanding, provisions of the Preferred Stock limit our ability to issue any security with greater or equal seniority to the Preferred Stock.

Net cash used in operating activities for the six months ended July 31, 2005 was $8.0 million, compared to $11.2 million of net cash used in operating activities for the six months ended July 31, 2004. The cash used in operating activities for the six months ended July 31, 2005 was primarily due to the net loss of $6.1 million partially offset by the $3.5 million gain on the sale of patents and by non-cash depreciation of $0.9 million and non-cash accretion of $0.2 million. The cash used in operating activities for the six months ended July 31, 2004 stems primarily from a net loss of $13.7 million, increases in inventory of $0.4 million partially offset by non-cash depreciation and amortization of $2.0 million and deferred compensation amortization charges of $0.2 million, a decrease in accounts receivable of $0.4 million and an increase in accounts payable of $0.4 million.

Net cash provided by investing activities for the six months ended July 31, 2005, was $14.3 million, compared to $6.5 million of net cash provided by investing activities for the six months ended July 31, 2004.

Net cash provided by investing activities for the six months ended July 31, 2005 related primarily to net maturities of short-term investments of $10.8 million and proceeds from the sale of patents of $3.5 million. Net cash provided by investing activities for the six months ended July 31, 2004 related primarily to net maturities of short-term investments of $6.6 million offset by fixed asset purchases of $0.1 million

Net cash used in financing activities was $0.5 million for the six months ended July 31, 2005, compared to $0.1 million of net cash provided by financing activities for the six months ended July 31, 2004. The net cash used in financing activities for the six months ended July 31, 2005 is due to payments on capital lease obligations of $0.7 million partially offset by proceeds from the issuance of common stock of $0.2 million. The net cash provided by financing activities for the six months ended July 31, 2004 is due to proceeds from the issuance of common stock of $1.3 million partially offset by payments on capital lease obligations of $1.2 million.

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

The future minimum payments relating to facility leases, software leases and non-cancelable purchase orders are included in the contractual obligations table below.

Contractual Obligations

The following summarizes the Company’s contractual obligations at July 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2006	2007	2008	2009	2010	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$479	$933	$1,028	$1,073	$1,100	$277	$4,890
Capital leases	885	1,648	643	—	—	—	3,176
Non-cancelable purchase orders	16	—	—	—	—	—	16

Total contractual cash obligations	$1,380	$2,581	$1,671	$1,073	$1,100	$277	$8,082

Off-Balance Sheet Arrangements

We do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of July 31, 2005, we are not involved in SPE transactions.

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

We Are Likely To Need Additional Capital

Given the long cycle times required to achieve design wins, convert customer design wins into production orders, and for customers to achieve volume shipments of their products, we are likely to require additional working capital to fund our business. We believe that our existing capital resources will be sufficient to meet our capital requirements through at least the next 12 months. However, we expect we will need to raise additional capital to fund future operating activities beyond the next 12 months. Our future capital requirements will depend on many factors, including the rate of net sales growth, timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing support activities, and timing and customer acceptance of new products. Our ability to raise capital and the terms of any financing will depend, in part, on our ability to establish customer engagements and generate sales. As discussed below, revenue performance is difficult to forecast. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all. Furthermore, as long as the preferred stock remains outstanding, provisions of the Preferred Stock limit our ability to issue any security with greater or equal seniority to the Preferred Stock.

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

We Depend on Qualified Personnel

Our future success depends in part on the continued service of our key engineering, sales, marketing, manufacturing, finance and executive personnel, and our ability to identify, hire and retain additional personnel. There is strong competition for qualified personnel in the semiconductor industry, and we can cannot assure you that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. We have experienced the loss of personnel through headcount reductions and attrition. We have recently lost some of our executive management. For example, Prakash Agarwal, one of our co-founders who was our President, Chief Executive Officer and a Director since our founding, resigned from all these positions on April 19, 2005. Our new President and Chief Executive Officer, Doug Young, has been with us only since February 2004. We cannot assure you that the resignation of Mr. Agarwal and the appointment of Mr. Young will not have a material adverse effect on our business, financial condition and results of operations. All our executive officers are employees at will. We have no employment contracts and do not maintain key person insurance on any of our personnel. If we are not able to maintain key personnel, if our headcount is not appropriate for our future direction, or if we fail to recruit key personnel critical to our future direction in a timely manner, this may have a material adverse effect on our business, financial condition and results of operations. In addition, our future success will depend in part on our ability to identify and retain qualified individuals to serve on our board of directors. We believe that maintaining a board of directors comprised of qualified members is critical given the current status of our business and operations. Moreover, Nasdaq Stock Market rules require three outside board members to serve on our audit committee. Any inability on our part to identify and retain qualified board members could have a material adverse effect on our business or could lead to the delisting of our securities from the Nasdaq Stock Market.

We have a Limited Customer Base

Two customers accounted for 44% and 38%, respectively, of net sales in the three months ended July 31, 2005. Three customers accounted for 43%, 30% and 18%, respectively, of net sales in the three months ended July 31, 2004. Four customers accounted for 29%, 23%, 14% and 10% of net sales for the six months ended July 31, 2005. Four customers accounted for 37%, 27%, 13% and 11% of net sales for the six months ended July 31, 2004. We expect that a small number of customers will account for a substantial portion of our net sales for the foreseeable future. Furthermore, the majority of our sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

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

Some of our current and potential competitors operate their own manufacturing facilities. Since we do not operate our own manufacturing facility and may from time-to-time make binding commitments to purchase products (binding purchase orders of $16,000 were outstanding as of July 31, 2005), we may not be able to reduce our costs and cycle time or adjust our production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on our results of operations.

Our Products May be Incompatible with Evolving Industry Standards and Market Trends

Our ability to compete in the future will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends. Unanticipated changes in market trends and industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. As a result, we could be required to invest significant time and resources to redesign our products or obtain license rights to technologies owned by third parties in order to ensure compliance with relevant industry standards and market trends. We cannot assure you that we will be able to redesign our products or obtain the necessary third-party licenses within the appropriate window of market demand. If our products are not in compliance with prevailing market trends and industry standards for a significant period of time, we could miss crucial OEM (Original Equipment Manufacturer) and ODM (Original Design Manufacturer) design cycles, which could result in a material adverse effect on our business, financial condition and results of operations.

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

We must anticipate the features and functionality that consumers and infrastructure providers will demand, incorporate those features and functionality into products that meet the exacting design requirements of equipment manufacturers, price our products competitively and introduce new products to the market on a timely basis. The success of new product introductions is dependent on several factors, including proper new product definition, timely completion and introduction of new product designs, the ability to create or acquire intellectual property, the ability of manufacturing partners to effectively manufacture new products, quality of new products, differentiation of new products from those of our competitors and market acceptance of our products and the products of our customers. We cannot assure you that the products we expect to introduce will incorporate the features and functionality demanded by mobile phone and handheld device manufacturers and consumers, will be successfully developed, or will be introduced within the appropriate window of market demand. We cannot assure you that customers who use our semiconductor products will achieve the levels of market success with their own products that they may project to us.

Because of the complexity of our products, we have experienced occasional delays in completing development and introduction of new products. If there are delays in production of current products, or in the completion of development of future products, including the products currently under development for introduction over the next 12 to 18 months, our potential future business, financial condition, and results of operations will be materially adversely affected. In addition, the time required for competitors to develop and introduce competing products may be shorter, their manufacturing yields may be better, and their production costs may be lower than those experienced by us.

We Depend on Third-Party Manufacturers to Produce Our Products

Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We currently use several foundries for wafer fabrication. We expect that, for the foreseeable future, some of our products will be manufactured by a single source. Since, in our experience, the lead time needed to establish a relationship with a new wafer fabrication partner is at least 12 months, and the estimated time for a foundry to switch to a new product line ranges from four to nine months, there may be no readily available alternative source of supply for specific products. A manufacturing disruption experienced by our manufacturing partners, the failure of our manufacturing partners to dedicate adequate resources to the production of our products, or the financial instability of our manufacturing partners would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if the transition to the next generation of manufacturing technologies by our manufacturing partners is unsuccessful, our business, financial condition and results of operations would be materially and adversely affected.

There are many other risks associated with our dependence upon third-party manufacturers, including: reduced control over delivery schedules, quality, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on wafers supplied to us; and potential misappropriation of our intellectual property. We are dependent on our manufacturing partners to produce wafers with acceptable quality and manufacturing yields, to deliver those wafers on a timely basis to our third party assembly subcontractors and to allocate a portion of their manufacturing capacity sufficient to meet our needs. Although our products are designed using the process design rules of the particular manufacturer, we cannot assure you that our manufacturing partners will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, we cannot assure you that our manufacturing partners will continue to devote adequate resources to the production of our products or continue to advance the process design technologies on which the manufacturing of our products are based.

We Rely on Third-Party Subcontractors to Assemble and Test Our Products

Our products are assembled and tested by third-party subcontractors. We do not have long-term agreements with any of these subcontractors. Such assembly and testing is conducted on a purchase order basis. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of our products. Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if we were required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and test of our products could have a material adverse effect on our business, financial condition and results of operations.

We May Encounter Inventory Excess or Shortage

We have wafer supply relationships with several foundries to support our product efforts. Normally, we place binding purchase orders two to three months before wafer shipment. We had binding orders totaling $16 thousand for wafers outstanding as of July 31, 2005. We order wafers for deliveries in advance and with the additional time to assemble and test wafers, we can have orders for finished goods that will not be available for up to four months into the future. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time-to-time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2005 of $0.4 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

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

Semiconductor manufacturing yields are a function of both product design, which is developed largely by us, and process technology, which is typically proprietary to the manufacturer. Historically, we have experienced lower yields on new products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation and communication between the manufacturer and us. This risk is compounded by the offshore location of our manufacturers, increasing the effort and time required identifying, communicating and resolving manufacturing yield problems. As our relationships with new manufacturing partners develop, yields could be adversely affected due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of each manufacturer. Any significant decrease in manufacturing yields could result in an increase in our per unit product cost and could force us to allocate our available product supply among our customers, potentially adversely impacting customer relationships as well as revenues and gross margins. We cannot assure you that our manufacturers will achieve or maintain acceptable manufacturing yields in the future.

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of July 31, 2005, we had been issued 22 patents. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retain a worldwide, non-exclusive license under the patents sold. The sale did not include several of our important patents covering embedded DRAM technology or any of the unique array processing technology used in our MiMagic6 product. The remaining 22 issued patents are scheduled to expire no later than July 2022. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

We also rely on a combination of mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. Despite these efforts, we cannot assure you that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, disclose such intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. A failure by us to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations.

As a general matter, the semiconductor industry has experienced substantial litigation regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. Since January 1999, no further action has occurred on this counter claim. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003 the Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. In August

2004 the Federal Circuit rejected the appeal and affirmed the lower court’s decision of no infringement by the Trident products. While the Company believes it has valid defenses against Trident’s counter claim filed in 1999, we cannot assure you as to whether Trident will or will not proceed with the counter-suit.

Any patent litigation, whether or not determined in our favor or settled by us, would at a minimum be costly and could divert the efforts and attention of our management and technical personnel from productive tasks, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that current or future infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect our business, financial condition and results of operations. In the event of any adverse ruling in any such matter, we could be required to pay substantial damages, which could include treble damages, cease the manufacturing, use and sale of infringing products, discontinue the use of certain processes, or to obtain a license under the intellectual property rights of the third party claiming infringement. We cannot assure you, however, that a license would be available on reasonable terms or at all. Any limitations in our ability to market our products, or delays and costs associated with redesigning our products or payments of license fees to third parties, or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations.

We Depend on International Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 53% and 99% of our net sales for the three months ended July 31, 2005 and 2004, respectively. Sales to customers located outside the United States accounted for 66% and 93% of net sales in the six months ended July 31, 2005 and 2004, respectively. We expect that net sales derived from international sales will continue to represent a significant portion of our total net sales. Letters of credit issued by customers have supported a portion of our international sales. To date, our international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

International manufacturers have produced, and are expected to continue to produce for the foreseeable future, all of our wafers. In addition, many of the assembly and test services used by us are procured from international sources. Wafers are priced in U.S. dollars under our purchase orders with our manufacturing suppliers.

International sales and manufacturing operations are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally including foreign government regulation, political and economic instability, and unexpected changes in diplomatic and trade relationships. Moreover, the laws of certain foreign countries in which our products may be developed, manufactured or sold, may not protect our intellectual property rights to the same extent as do the laws of the United States, thus increasing the possibility of piracy of our products and intellectual property. We cannot assure you that one or more of these risks will not have a material adverse effect on our business, financial condition and results of operations.

A Lack of Effective Internal Control Over Financial Reporting Could Result in an Inability to Accurately Report Our Financial Results

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. In connection with our management’s evaluation of our internal control over financial reporting as of January 31, 2005, management identified a control deficiency that constituted a material weakness. As more fully described in Item 9A of our Annual Report on Form 10-K, as of January 31, 2005, our management concluded that we did not maintain effective controls over the process of evaluating impairment of long-lived assets including intangible assets. This control deficiency resulted in a material adjustment recorded by us to the financial statements in the fourth quarter of fiscal 2005. As a result of the material weaknesses identified, our management concluded that our internal control over financial reporting was not effective as of January 31, 2005. We remediated this material weakness in the first quarter of fiscal 2006. At July 31, 2005 we did not have any intangible assets.

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

Potential Nasdaq Stock Market Delisting

If we fail to comply with the continued listing requirements of the Nasdaq National Market, including the minimum bid price per share requirement and minimum stockholders equity requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the Nasdaq Small Cap Market, the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq National Market. You may not be able to sell your shares quickly, at the market price or at all if trading in our stock is not active.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s cash, cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of July 31, 2005, the Company’s cash, cash equivalents and short-term investments earned interest at an average rate of 3.3%. Due to the short-term nature of the Company’s investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at July 31, 2005, with consistent cash balances, interest income would be adversely affected by approximately $17,000 per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

Currently all of the Company’s sales and substantially all of its expenses are denominated in U.S. dollars. As a result, the Company has relatively little exposure to foreign currency exchange rate risk. The Company does not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, if exposure to foreign currency risk increases, the Company may choose to hedge those exposures.

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

(b) Changes in Internal Controls

As of January 31, 2005, the end of our last fiscal year, we identified a material weakness related to our process of evaluating long-lived assets for impairment, including insufficient controls over the review and documentation of key assumptions used in preparing forecasted cash flows used to support our impairment analyses for intangible assets. We have addressed this material weakness and have instituted a process for the evaluation of long-lived assets that adequately documents the assumptions used in preparing forecasted cash flows and increased the level of review performed with respect to the reasonableness of certain key assumptions used in the underlying forecast supporting the impairment analysis. At July 31, 2005 we did not have any intangible assets.

During the second quarter of fiscal 2006, there have been no changes in the Company’s internal control over financial reporting (the material weakness identified in the fourth quarter of fiscal 2005 as discussed above was addressed in the first quarter of fiscal 2006), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Inherent Limitations on Effectiveness of Controls

The company’s management, including the CEO and CFO, does not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions.

Part II. Other Information

Item 1. Legal Proceedings

As a general matter, the semiconductor industry has experienced substantial litigation regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. Since January 1999, no further action has occurred on this counter claim. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003 the Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. In August 2004 the Federal Circuit rejected the appeal and affirmed the lower court’s decision of no infringement by the Trident products. While the Company believes it has valid defenses against Trident’s counter claim filed in 1999, we cannot assure you as to whether Trident will or will not proceed with the counter-suit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Stockholders was held on July 19, 2005. Of the 33,245,210 shares outstanding as of May 27, 2005 (the record date), 29,288,109 shares (88%) were present or represented by proxy at the meeting. The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

1)	Election of Directors

	Votes For	Withheld
Douglas R. Young	28,301,787	986,322
Brian P. Dougherty	28,628,510	659,599
Anil Gupta	28,287,864	1,000,245
Carl Stork	28,621,336	666,773
Steve Valenzuela	28,647,267	640,842

2)	Proposal to authorize the Board of Directors, in its discretion, should it deem it to be appropriate and in the best interests of the Company and its stockholders, to amend the Company’s Certificate of Incorporation to effect a reverse split of the outstanding shares of the Company’s common stock by a ratio of one-for-five to one-for-ten, inclusive, without further approval or authorization of the Company’s stockholders.

Votes For	Against	Abstain	Broker non-votes
27,699,386	1,513,686	75,037	0

3)	Proposal to amend the 1997 Employee Stock Purchase Plan to provide for an increase in the number of shares of Common Stock available for issuance under the Plan by 2,000,000 shares.

Votes For	Against	Abstain	Broker non-votes
6,329,959	1,878,388	61,537	21,018,225

4)	Proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending January 31, 2006.

Votes For	Against	Abstain	Broker non-votes
28,949,107	284,106	54,896	0

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a)	Exhibits

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

/s/ Scott Sullinger
SCOTT SULLINGER
V.P. Finance and Chief Financial Officer
( Authorized Officer and Principal Financial Officer)

September 9, 2005

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number		Description
3.1		Amended and Restated Certificate of Incorporation.

3.2	(1)	Bylaws.

4.1	(10)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2	(13)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3	(12)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.4	(12)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5	(12)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.6	(9)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.7	(12)	Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004

10.1	(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2	(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3	(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4	(2)	Amendment No. 1, dated as of October 15, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.5	(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.6	(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.7	(4)	1998 Nonstatutory Stock Option Plan.

10.8	(4)	Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation and Siemens Aktiengesellschaft Semiconductor Group, now Infineon Technologies AG.

10.9	(5)	General Amendment to the Wafer Supply Agreement with Product Sourcing Agreement, dated January 9, 2001, between NeoMagic International Corporation and Infineon Technologies AG.

10.10	(6)	Employment Offer Letter dated May 10, 2000, between the Company and Sanjay Adkar.

10.11	(6)	Employee Loan Agreement dated May 10, 2000, between the Company and Sanjay Adkar.

10.12	(6)	Security Agreement dated September 1, 2001, between the Company and Stephen Lanza.

10.13	(6)	Promissory Note dated September 1, 2001, between the Company and Stephen Lanza.

10.14	(7)	Full and Final Release dated September 9, 2002, from the Wafer Supply Agreement and the Product Sourcing Agreement between NeoMagic International Corporation and Infineon Technologies AG.

10.15	(8)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.16	(8)	Amendment No. 2, dated as of April 7, 2000, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.17	(8)	Amendment No. 3, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.18	(11)	Amendment No. 4, dated as of January 31, 2003, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.19	(12)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.20	(14)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.21	(14)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC

10.22		Settlement Agreement and Release between the Company and Prakash Agarwal

31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.

31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.

32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1, registration no. 333-20031.
(2)	Incorporated by reference to the Company’s Form 10-Q for the period ended October 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1998.
(4)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1999.
(5)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2001.
(6)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2002.
(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2002.
(8)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2002.
(9)	Incorporated by reference to the Company’s Form 8-A filed December 23, 2002.
(10)	Incorporated by reference to the Company’s Form 8-K filed December 23, 2002.
(11)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2003.
(12)	Incorporated by reference to the Company’s Form 8-K filed August 20, 2004.
(13)	Incorporated by reference to the Company’s Form 8-A/A filed August 23, 2004.
(14)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended April 30, 2005.