Form 10-Q
period 2005-10-31
NEOMAGIC CORP
filed 2005-12-13
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2005

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at December 5, 2005 was 6,746,016

NEOMAGIC CORPORATION

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
Product revenue	$158	$552	$758	$2,244
Licensing revenue	8,490	—	8,490	—

Total revenue	8,648	552	9,248	2,244
Cost of product revenue (1)	147	663	783	2,422
Cost of licensing revenue	2,861	—	2,861	—

Total cost of revenue	3,008	663	3,644	—
Gross profit (loss)	5,640	(111)	5,604	(178)
Operating expenses:
Research and development (2)	2,980	4,189	9,210	13,876
Sales, general and administrative (3)	1,767	1,643	4,867	5,663
Gain on sale of patents, net	—	—	(3,481)	—

Total operating expenses	4,747	5,832	10,596	19,539

Income (loss) from operations	893	(5,943)	(4,992)	(19,717)
Other income (expense), net:
Interest income and other	192	123	486	318
Interest expense	(256)	(173)	(676)	(250)

Income (loss) before income taxes	829	(5,993)	(5,182)	(19,649)
Income tax expense	50	5	149	19

Net income (loss)	$779	$(5,998)	$(5,331)	$(19,668)

Basic net income (loss) per share	$0.12	$(0.91)	$(0.80)	$(3.03)
Diluted net income (loss) per share	$0.11	$(0.91)	$(0.80)	$(3.03)
Weighted average common shares outstanding for basic	6,740	6,566	6,694	6,495
Weighted average common shares outstanding for diluted	6,882	6,566	6,694	6,495

(1)	Includes $1 and $4 in amortization of deferred stock compensation for the three months ended October 31, 2005 and 2004, respectively, and $(1) and $8 for the nine months ended October 31, 2005 and 2004, respectively.

(2)	Includes $81 and $55 in amortization of deferred stock compensation for the three months ended October 31, 2005 and 2004, respectively, and $230 and $145 for the nine months ended October 31, 2005 and 2004, respectively.

(3)	Includes $94 and $17 in amortization of deferred stock compensation for the three months ended October 31, 2005 and 2004, respectively, and $150 and $107 for the nine months ended October 31, 2005 and 2004, respectively.

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 31, 2005	January 31, 2005 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,964	$8,944
Short-term investments	—	16,082
Accounts receivable, net	62	12
Inventory	179	376
Prepaid and other current assets	804	792

Total current assets	23,009	26,206
Property, plant and equipment, net	2,639	3,835
Long-term prepaid assets	199	458
Other assets	214	215

Total assets	$26,061	$30,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,507	$1,084
Compensation and related benefits	1,117	1,017
Income taxes payable	3,985	3,851
Current portion of capital lease obligations	1,408	1,602
Other accruals	195	225

Total current liabilities	8,212	7,779
Capital lease obligations	1,244	2,004
Mandatorily redeemable Series B convertible preferred stock	3,387	2,971
Authorized and issued shares – 5,000
Other long-term liabilities	12	—
Commitments and contingencies

Stockholders’ equity:
Common stock	34	33
Additional paid-in-capital	95,536	95,606
Deferred compensation	(648)	(1,280)
Accumulated other comprehensive loss	—	(14)
Accumulated deficit	(81,716)	(76,385)

Total stockholders’ equity	13,206	17,960

Total liabilities and stockholders’ equity	$26,061	$30,714

(1)	Derived from the January 31, 2005 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2005.

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 31, 2005	October 31, 2004
Operating activities:
Net loss	$(5,331)	$(19,668)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,266	1,627
Amortization and accretion	416	1,400
Gain on sale of patents	(3,481)
(Gain) Loss on disposal of property, plant and equipment	—	(1)
Amortization of deferred compensation	379	260
Changes in operating assets and liabilities:
Accounts receivable	(50)	82
Inventory	197	(683)
Prepaid and other current assets	(12)	99
Other assets	260	(220)
Accounts payable	423	139
Compensation and related benefits	100	343
Income taxes payable	134	(3)
Other accruals	(18)	55

Net cash used in operating activities	(5,717)	(16,570)

Investing activities:
Proceeds from the sale of property, plant, and equipment	—	6
Proceeds from sale of patents	3,481
Purchases of property, plant, equipment and intangibles	(70)	(114)
Purchases of short-term investments	(63,096)	(17,790)
Maturities of short-term investments	79,192	30,804

Net cash provided by investing activities	19,507	12,906

Financing activities:
Payments on capital lease obligations	(954)	(1,413)
Net proceeds from issuance of common stock	184	1,347
Net proceeds from issuance of mandatorily redeemable Series B convertible preferred stock and Series A and B warrants to purchase common stock	—	4,935

Net cash provided by (used in) financing activities	(770)	4,869

Net increase in cash and cash equivalents	13,020	1,205
Cash and cash equivalents at beginning of period	8,944	12,342

Cash and cash equivalents at end of period	$21,964	$13,547

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$181	$116
Taxes	$17	$21

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively, “NeoMagic” or the “Company”). Certain information and Note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at October 31, 2005, the operating results for the three and nine months ended October 31, 2005 and 2004, and the cash flows for the nine months ended October 31, 2005 and 2004. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2005, included in the Company’s most recent Form 10-K filed with the Securities and Exchange Commission.

For all periods presented, share and per share information in these condensed consolidated financial statements and notes have been adjusted to reflect the Company’s 1 for 5 reverse stock split effective August 15, 2005.

The results of operations for the three and nine months ended October 31, 2005 are not necessarily indicative of the results that may be expected for the year ending January 31, 2006.

The third fiscal quarters of 2005 and 2004 ended on October 30, 2005 and October 31, 2004, respectively. The Company’s quarters generally have 13 weeks. The first, second, and third quarters of fiscal 2006 each had 13 weeks. The first quarter of fiscal 2005 had 14 weeks; the second quarter and third quarters of fiscal 2005 had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2006 will have 52 weeks. Fiscal 2005 had 53 weeks. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of October.

Revenue Recognition

The Company derives its revenue from two principal sources: product sales and license fees for patents.

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

The Company recognizes non-refundable fees for licensing of its patents in the period when all of the following conditions are met: the Company enters into a licensing agreement with a licensee that has been executed by both parties, delivery has occurred and the Company has no further obligations with respect to the licensing agreement, the fee is fixed and determinable, and collectibility of the proceeds is probable.

2.	Stock Compensation

At October 31, 2005, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. The Company accounts for these plans under the intrinsic value method. The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition method:

(in thousands, except per share amounts)	Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004
Net loss, as reported	$779	$(5,998)	$(5,331)	$(19,668)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	176	76	379	260
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(2,867)	(873)	(5,406)	(3,144)

Pro forma net loss	(1,912)	(6,795)	(10,358)	(22,552)

Reported basic net income (loss) per share	$0.12	$(0.91)	$(0.80)	$(3.03)

Reported diluted net income (loss) per share	$0.11	$(0.91)	$(0.80)	$(3.03)

Pro forma basic and diluted loss per share	$(0.28)	$(1.03)	$(1.55)	$(3.47)

In the three and nine months ended October 31, 2005 and 2004, respectively, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

	Option Plans				Stock Purchase Plan
	Three Months Ended October 31,		Nine Months Ended October 31,		Three Months Ended October 31,		Nine Months Ended October 31,
	2005	2004	2005	2004	2005	2004	2005	2004
Risk-free interest rates	4.3%	2.9%	4.0%	3.0%	4.1%	2.2%	3.5%	1.8%
Volatility	0.88	0.93	0.81	0.89	1.24	0.93	0.97	0.86
Expected life of option in years	4.61	3.05	4.81	3.44	0.50	0.49	0.49	0.49

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

On October 28, 2005, the Company accelerated the vesting of unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $10.00 per share previously awarded to its employees, including its executive officers, and its directors under the Company’s equity compensation plans. Options to purchase 221,240 shares of the Company’s common stock became exercisable immediately. The weighted average exercise price of the options subject to the acceleration was $14.06.

3.	Income (Loss) Per Share

The following data show the amounts used in computing income (loss) per share and the effect on the weighted-average number of shares of diluted potential common stock.

Per share information calculated on this basis is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands, except per share amounts)	2005	2004	2005	2004
Numerator:

Numerator for basic and diluted net income (loss) per share	$779	$(5,998)	$(5,331)	$(19,668)

Denominator:

Denominator for basic net income (loss) per share, weighted average shares	6,740	6,566	6,694	6,495

Effect of dilutive securities: Stock options outstanding	142	—	—	—

Denominator for diluted net income (loss) per share, weighted-average shares	6,882	6,566	6,694	6,495

Net income per share:
Basic net income (loss) per share	$0.12	$(0.91)	$(0.80)	$(3.03)
Diluted net income (loss) per share	$0.11	$(0.91)	$(0.80)	$(3.03)

For the three-month period ended October 31, 2004 and for the nine-month periods ended October 31, 2005 and October 31, 2004, respectively, basic loss per share and diluted loss per share per share are the same due to the net loss for those periods. During the three-month periods ended October 31, 2005 and 2004, respectively, the Company excluded options to purchase 1,546,669 and 2,010,168 shares of common stock from the diluted net income (loss) per share computations because the impact would have been anti-dilutive. During the nine months ended October 31, 2005 and 2004, respectively, the Company excluded options to purchase 1,874,450 and 1,068,458 shares of common stock from the diluted net income (loss) per share computations because the impact would have been anti-dilutive.

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

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of October 31, 2005 and January 31, 2005, and consists of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
October 31, 2005 (unaudited)
Cash and cash equivalents:
Money market funds	$17,211	$—	$17,211
Commercial paper	3,136	—	3,136
Bank accounts	1,617	—	1,617

Total	$21,964	$—	$21,964

Short-term investments:
Corporate notes	—	—	—
Auction rate securities	—	—	—
U.S. Government agencies	—	—	—

Total	$—	$—	$—

	Amortized Cost	Gross Unrealized Loss	Fair Value
January 31, 2005
Cash and cash equivalents:
Money market funds	$5,194	$—	$5,194
Commercial paper	2,697	(1)	2,696
Bank accounts	1,054	—	1,054

Total	$8,945	$(1)	$8,944

Short-term investments:
Corporate bonds	$2,080	$(4)	$2,076
Corporate notes	523	(1)	522
Auction rate securities	9,990	—	9,990
U.S. Government agencies	3,502	(8)	3,494

Total	$16,095	$(13)	$16,082

5.	Inventories

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

Inventory consists of: (in thousands)	October 31, 2005	January 31, 2005
	(unaudited)
Raw materials	$16	$115
Work in process	109	52
Finished goods	54	209

Total	$179	$376

6.	Accumulated Other Comprehensive Income (Loss)

Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive income (loss) on available for sale securities. Net comprehensive income (loss) for the three and nine month periods ended October 31, 2005 and 2004, respectively, is as follows:

	Three Months Ended October 31,		Nine Months Ended October 31,
(in thousands)	2005	2004	2005	2004
Net income (loss)	$779	$(5,998)	$(5,331)	$(19,668)
Net change in unrealized income (loss) on available for sale securities	5	10	14	(13)

Net comprehensive income (loss)	$884	$(5,988)	$(5,317)	$(19,681)

Total accumulated other comprehensive loss was $0 thousand at October 31, 2005 and $14 thousand at January 31, 2005. Accumulated other comprehensive loss consists entirely of unrealized losses on available for sale securities.

7.	Obligations Under Capital Leases

Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized:

(in thousands)	October 31, 2005	January 31, 2005
	(unaudited)
Software under capital lease	$4,243	$4,243
Accumulated amortization	(1,882)	(821)

Net software under capital lease	$2,361	$3,422

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of October 31, 2005:

Fiscal year ending January 31, (in thousands)
2006	551
2007	1,648
2008	643

Total minimum lease payments	2,842
Less: amount representing interest	(190)

Present value of net minimum lease payments	2,652
Less: current portion	(1,408)

Long-term portion	$1,244

8.	Mandatorily Redeemable Series B Convertible Preferred Stock

On August 20, 2004, the Company issued 5,000 shares of Mandatorily Redeemable Series B Convertible Preferred Stock (the “Series B Preferred Stock”), Series A Warrants for the purchase of 321,739 shares of common stock at $8.20 per share, and Series B Warrants for the purchase of 200,000 shares of common stock at $8.00 per share for an aggregate cash purchase price of $5,000,000. After deducting certain transaction costs of $65,000, net cash proceeds received by the Company were $4,935,000. In addition, the Company incurred out-of-pocket expenses of approximately $392,000 related to the financing. The Series B Preferred Stock is convertible at the option of the investor into 869,565 shares of the Company’s Common Stock at a conversion price of $5.75 per share, and is subject to certain anti-dilution provisions. The Series B Preferred Stock is redeemable by the Company for a mandatory payment of $5 million three years from the issue date of August 20, 2004 if the conversion option has not been exercised. The Series B Preferred Stock has liquidation preferences over the Company’s Common Stock and has no voting rights. Furthermore, as long as the preferred stock remains outstanding, provisions of the Preferred Stock limit our ability to issue any security with greater or equal seniority to the Preferred Stock. In addition, there are restrictions on dividend payments as long as the Series B Convertible Preferred Stock remains outstanding. The Series A Warrants to purchase common stock are exercisable for five years from the date of issuance. The Series B Warrants to purchase common stock were exercisable until 90 days after the date that the registration statement relating to the common shares underlying the securities issued in this transaction was declared effective by the Securities and Exchange Commission. On September 24, 2004, this registration statement was declared effective. The Series B Warrants expired unexercised on December 26, 2004.

In accordance with SFAS 150, the Company classified the estimated fair value of the Mandatorily Redeemable Series B Convertible Preferred Stock as a liability. The Company estimated the fair values of the Series B Preferred Stock and the Series A and B Warrants and allocated the net proceeds of $4,935,000 based on relative fair values in accordance with EITF 00-27 and calculated the intrinsic value of the conversion option embedded within the convertible preferred stock using the effective conversion price of $5.75 per common share. The intrinsic value of the beneficial conversion option calculated was $1,203,000 and the fair value allocated to the Series A and Series B warrants was $1,153,000. The fair value allocated to the warrants and the intrinsic value of the beneficial conversion option were recorded as credits to additional paid in capital in stockholders’ equity on the consolidated balance sheets with an offsetting amount of $2,356,000 treated as a discount and a reduction in the $5 million liability recorded for the Mandatorily Redeemable Series B Convertible Preferred Stock. The discount is amortized using the effective interest rate method in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments.” The net-recorded liability of $2,644,000 for the

Mandatorily Redeemable Series B Convertible Preferred Stock is accreting to the redemption value of $5 million through charges to interest expense over the three-year period until mandatory redemption. The Company accreted interest expense of $175,000 and $416,000, respectively, during the three and nine months ended October 31, 2005. The Company accreted interest expense of $131,000 for the three and nine months ended October 31, 2004. The Company accreted interest expense of $327,000 for the months of September 2004 through January 2005 in fiscal 2005. The net-recorded liability is $3,387,000 as of October 31, 2005.

The Company’s out-of-pocket expenses of approximately $392,000 related to the financing were recorded as deferred financing costs on the consolidated balance sheets with $131,000 recorded in current assets. The Company recorded amortization of the deferred financing of approximately $33,000 and $98,000 respectively, for the three and nine months ended October 31, 2005. The Company recorded amortization of the deferred financing of approximately $22,000 for the three and nine months ended October 31, 2004.

9.	Gain on Patent Sale

On April 6, 2005, NeoMagic completed the sale of selected patents to Faust Communications, LLC, a private company, for net proceeds of approximately $3.5 million. The gross proceeds in the transaction were approximately $4.5 million. Expenses include a commission payment to the Consortium for Technology Licensing, Ltd. of approximately $1.0 million. The patents sold relate to products no longer sold by NeoMagic and not to products that NeoMagic currently sells or plans to sell. NeoMagic retains a worldwide, non-exclusive license under the patents sold.

The sale does not include several of NeoMagic’s important patents covering embedded DRAM technology or any of the unique array processing technology used in NeoMagic’s MiMagic 6+ product. During the patent sale negotiations, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York, a company whose CEO served on the board of NeoMagic until December 2004. On March 28, 2005, NeoMagic entered into an amended and restated Patent Licensing Agreement with the Consortium for Technology Licensing, Ltd. governing the relationship between the two parties.

10.	Income Taxes

Income tax expense was $149 thousand and $19 thousand for the nine months ended October 31, 2005 and 2004, respectively. We recorded a tax provision of $50 thousand on a pre-tax income of $0.8 million in the three months ended October 31, 2005 that consisted of foreign income taxes and an increase of $44 thousand for accrued interest on tax liabilities. We recorded a tax provision of $149 thousand on a pre-tax loss of $5.2 million in the nine months ended October 31, 2005 that consisted of foreign income taxes and an increase of $132 thousand for accrued interest on tax liabilities. In the three and nine months ended October 31, 2004, taxes consisted of foreign income taxes.

11.	Contingencies

As a general matter, the semiconductor industry has experienced substantial litigation regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002,

the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003, the Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. In August 2004, the Federal Circuit rejected the appeal and affirmed the lower court’s decision of no infringement by the Trident products. On September 2, 2005, the United States District Court for the District of Delaware approved the Trident request that its counterclaim against NeoMagic filed in January 1999 be dismissed without prejudice. As a result, management believes that NeoMagic has no financial exposure to the Trident counterclaim.

12.	Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the three and nine-month periods ended October 31, 2005 and 2004. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant for the three and nine months ended October 31, 2005 and 2004.

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

On June 29, 2005, the FASB ratified the EITF Issue No. 05-06, Determining the Amortization Period for Leasehold Improvements. Issue 05-06 provides that the amortization period used for leasehold improvements acquired in a business combination or purchased after the inception of a lease be the shorter of (a) the useful life of the assets or (b) a term that includes required lease periods and renewals that are reasonably assured upon the acquisition or the purchase. The provisions of Issue 05-06 are effective on a prospective basis for leasehold improvements purchased or acquired beginning in our second quarter of fiscal 2006. We do not believe the adoption of Issue 05-06 will have a material effect on our consolidated financial position and results of operations.

14.	Licensing Revenue

On September 1, 2005 NeoMagic granted Sony Corporation of Tokyo, Japan a worldwide, non-exclusive license to all of its patents. In accordance with the agreement, NeoMagic received gross proceeds of $8.5 million. Among the patents that were licensed to Sony Corporation are those that relate to the use of embedded dynamic random-access-memory (DRAM) technology and on-chip memories in semiconductor integrated circuits.

During the negotiations that led to the signed agreement, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York. NeoMagic and The Consortium continue to explore other opportunities to generate additional revenue from NeoMagic’s patents. The costs of services provided by The Consortium for Technology Licensing are included in cost of licensing revenue.

15.	Subsequent Event

On December 9, 2005 the Company’s outstanding 5,000 shares of Mandatorily Redeemable Series B Convertible Preferred Stock (the “Series B Preferred Stock”) were converted into 869,565 shares of common stock at a conversion price of $5.75. As result, NeoMagic no longer has Series B Preferred Stock Outstanding. See note 8 for discussion of the Series B Preferred Stock.

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

Overview

NeoMagic designs, develops and markets high-performance, power-efficient Applications Processors that enable multimedia features and applications in mobile phones and other handheld devices. In the past, we provided semiconductor solutions, called multimedia accelerators, to top notebook computer manufacturers. In April 2000, we began to exit the multimedia accelerator market. However, the majority of our historical net revenue through the end of fiscal year 2002 continued to come from these multimedia accelerator products. We do not expect to have revenue related to these products in the future. We are now focused solely on the Applications Processor market.

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

In November of 2003, we introduced a new technology architecture, called Associative Processor Array (APA). The APA architecture uses a massively parallel approach to processing information, which means that APA operates on multimedia data in parallel, without increasing clock rates. Existing competitive solutions use a sequential processing flow that operates on each individual data element in sequence, relying on ever-faster clock rates to improve performance. These faster clock rates burn power, thus reducing battery life. With its ability to handle large amounts of data simultaneously and at lower clock rates, the APA platform is able to process multimedia data such as video, still pictures and audio with low power consumption. We anticipate but we cannot assure you that the MiMagic 6+, the first of our chips to use APA, will begin production shipments during the second quarter of calendar year 2006.

The Company’s fiscal year end is January 31. Any references herein to a fiscal year refer to the year ended January 31 of such year. The third fiscal quarters of 2005 and 2004 ended on October 30, 2005 and October 31, 2004, respectively. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of October.

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

Revenue Recognition

The Company derives its revenue from two principal sources: product sales and license fees for patents.

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

The Company recognizes non-refundable fees for licensing of its patents in the period when all of the following conditions are met: the Company enters into a licensing agreement with a licensee that has been executed by both parties, delivery has occurred and the Company has no further obligations with respect to the licensing agreement, the fee is fixed and determinable, and collectibility of the proceeds is probable.

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

Results of Operations

Product Revenue

Product revenue was $0.2 million and $0.6 million for the three months ended October 31, 2005 and 2004, respectively. Product revenue was $0.8 million and $2.2 million for the nine months ended October 31, 2005 and 2004, respectively. Product revenue decreased in the three months ended October 31, 2005 primarily due to a $0.2 million decrease in shipments of our NMC 1110 companion chips due to product end of life notices sent to customers in the third quarter of fiscal 2005 and a decrease of $0.2 million in sales of our MiMagic 3 applications processor. Product revenue decreased in the nine months ended October 31, 2005 primarily due to a $1.4 million decrease in shipments of our MiMagic 3 applications processor for the handheld systems market and a $0.3 million decrease in shipments of our NMC 1110 companion chips partially offset by a $0.1 million increase in shipments of our MiMagic 5 applications processor and a $0.1 million increase in shipments of our NMC 1121 companion chips.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 45% and 82% of product revenue in the three months ended October 31, 2005 and 2004, respectively. Sales to customers located outside the United States accounted for 61% and 90% of product revenue in the nine months ended October 31, 2005 and 2004, respectively. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area:

	Three Months Ended		Nine Months Ended
	October 31, 2005	October 31, 2004	October 31, 2005	October 31, 2004
Japan	2%	3%	6%	10%
Taiwan	16%	76%	27%	49%
Hong Kong	0%	0%	0%	28%
Singapore	5%	0%	4%	0%
United States	55%	18%	39%	10%
Europe	22%	3%	24%	3%

	100%	100%	100%	100%

The following customers accounted for more than 10% of product revenue:

	Three Months Ended				Nine Months Ended
	October 31, 2005		October 31, 2004		October 31, 2005	October 31, 2004
Edom Technology Co.**	16%		62%		22%	36%
ESS Technology International, Inc.	*	%	*	%	* %	28%
Silicon Alliance Int.**	*	%	13%		* %	13%
Premier Components Distribution**	*	%	16%		* %	*	%
Exadigm Inc.	47%		*	%	33%	*	%
Premier Microelectronics Europe LTD	22%		*	%	13%	*	%
Note Norrtelje AB	*	%	*	%	11%	*	%

*	represents less than 10% of product revenue

**	customer is a distributor

Licensing Revenue

On September 1, 2005 NeoMagic granted Sony Corporation of Tokyo, Japan a worldwide, non-exclusive license to all of its patents. In accordance with the agreement, NeoMagic received gross proceeds of $8.5 million. Among the patents that were licensed to Sony Corporation are those that relate to the use of embedded dynamic random-access-memory (DRAM) technology and on-chip memories in semiconductor integrated circuits.

During the negotiations that led to the signed agreement, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York. NeoMagic and The Consortium continue to explore other opportunities to generate additional revenue from NeoMagic’s patents.

Gross Profit (Loss)

Gross profit (loss) was $5.6 million and $(111) thousand for the three months ended October 31, 2005 and 2004, respectively. Gross profit (loss) was $5.6 million and $(178) thousand in the nine months ended October 31, 2005 and 2004, respectively. Gross profit for the three and nine months ended October 31, 2005 includes licensing revenue of $8.5 million and cost of licensing revenue of $2.9 million which includes legal and other expenses and a commission payment to the Consortium for Technology Licensing, Ltd. of approximately $2.8 million. Gross loss for the three and nine months ended October 31, 2004 includes amortization expense relating to core technology and licensed intellectual property of $183 thousand and $549 thousand, respectively. The gross loss for the three and nine months ended October 31, 2005 was unfavorably impacted by charges totaling $41 thousand and $231 thousand, respectively, to write-off excess inventory primarily for our MiMagic 5 applications processor and favorably impacted by the sale of $54 thousand and $86 thousand, respectively, of inventory previously written off. The gross loss for the nine months ended October 31, 2004 was favorably impacted by the sale of $59 thousand of inventory previously written-off partially offset by charges totaling $24 thousand to write-off excess inventory for the Company’s companion chips.

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $3.0 million and $4.2 million for the three months ended October 31, 2005 and 2004, respectively. Research and development expenses were $9.2 million and $13.9 million for the nine months ended October 31, 2005 and 2004, respectively. These expenses include amortization of deferred compensation of $0.1 million and $0.1 million for the three months ended October 31, 2005 and 2004, respectively, and $0.2 million and $0.1 million for the nine months ended October 31, 2005 and 2004, respectively. The decrease of $1.2 million for the three months ended October 31, 2005 is primarily related to decreased labor costs of $0.5 million due to reduced headcount. In addition, decreased amortization of intellectual property of $0.2 million, lower software license and maintenance costs of $0.2 million, and lower allocation costs of $0.2 million due to lower allocated IT depreciation and other allocated costs contributed to the decrease in research in development expenses in the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005. The decrease of $4.7 million for the nine months ended October 31, 2005 is primarily related to decreased labor costs of $2.0 million due to reduced headcount In addition, decreased amortization of intellectual property of $0.7 million, lower software license and maintenance costs of $0.5 million, lower mask costs of $0.1 million, and lower allocation costs of $0.7 million due to lower allocated IT depreciation and other allocated costs contributed to the decrease in research in development expenses for the nine months ended October 31, 2005.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.8 million and $1.6 million for the three months ended October 31, 2005 and 2004, respectively. Sales, general and administrative expenses were $4.9 million and $5.7 million for the nine months ended October 31, 2005 and 2004, respectively. These expenses include amortization of deferred compensation of $94 thousand and $17 thousand for the three months ended October 31, 2005 and 2004, respectively, and $150 thousand and $107 thousand for the nine months ended October 31, 2005 and 2004, respectively. The increase of $0.2 million for the three months ended October 31, 2005 is mainly due to increased professional service costs of $0.3 million and increased costs of boards used to demonstrate NeoMagic products of $0.1 million partially offset by decreased labor costs of $0.2 million. The decrease of $0.8 million for the nine months ended October 31, 2005 is primarily related to decreased labor costs of $0.6 million, lower travel costs of $0.1 million, lower allocation costs of $0.2 million due to lower allocated IT depreciation and other allocated costs partially offset by increased professional service costs of $0.3 million.

Gain on Sale of Patents

On April 6, 2005, NeoMagic completed the sale of selected patents to Faust Communications, LLC, a private company, for net proceeds of approximately $3.5 million. The gross proceeds in the transaction were approximately $4.5 million. Expenses include a commission payment to the Consortium for Technology Licensing, Ltd. of approximately $1.0 million. The patents sold relate to products no longer sold by NeoMagic and not to products that NeoMagic currently sells or plans to sell. NeoMagic retains a worldwide, non-exclusive license under the patents sold.

The sale does not include several of NeoMagic’s important patents covering embedded DRAM technology or any of the unique array processing technology used in NeoMagic’s MiMagic 6+ product. During the patent sale negotiations, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York, a company whose CEO served on the board of NeoMagic until December 2004. On March 28, 2005, NeoMagic entered into an amended and restated Patent Licensing Agreement with the Consortium for Technology Licensing, Ltd. governing the relationship between the two parties.

20

Interest Income and Other

The Company currently earns interest on its cash equivalents and short-term investments. Interest income and other was $0.2 million and $0.1 million for the three months ended October 31, 2005 and 2004, respectively. Interest income and other was $0.5 million and $0.3 million for the nine months ended October 31, 2005 and 2004, respectively. The increase for the three and nine months ended October 31, 2005 in interest income and other is primarily due to increased interest rates which were partially offset by lower average cash and short-term investment balances.

Interest Expense

Interest expense was $256 thousand and $173 thousand for the three months ended October 31, 2005 and 2004, respectively. Interest expense was $676 thousand and $250 thousand for the nine months ended October 31, 2005 and 2004, respectively. Interest expense for the three and nine months ended October 31, 2005 consisted of interest on our capital leases and accreted interest expense of $175 thousand and $416 thousand, respectively, related to our Mandatorily Redeemable Series B Convertible Preferred Stock issued in August 2004. In addition, we recorded $33 thousand and $98 thousand, respectively, of interest expense in the three and nine months ended October 31, 2005 due to amortization of deferred financing costs related to our Mandatorily Redeemable Series B preferred stock. Interest expense for the three and nine months ended October 31, 2004 primarily consisted of interest on our capital leases as well as accreted interest expense of $131 thousand recorded in the third quarter of fiscal 2005 related to our Mandatorily Redeemable Series B Convertible Preferred Stock issued in August 2004 and $22 thousand of interest amortization for deferred financing costs related to our Mandatorily Redeemable Series B Convertible Preferred Stock.

Income Taxes

Income tax expense was $50 thousand and $5 thousand for the three months ended October 31, 2005 and 2004, respectively. Income tax expense was $149 thousand and $19 thousand for the nine months ended October 31, 2005 and 2004, respectively. We recorded a tax provision of $50 thousand on pre-tax income of $0.8 million in the three months ended October 31, 2005 that consisted of foreign income taxes and an increase of $44 thousand for accrued interest on tax liabilities. We recorded a tax provision of $149 thousand on a pre-tax loss of $5.2 million in the nine months ended October 31, 2005 that consisted of foreign income taxes and an increase of $132 thousand for accrued interest on tax liabilities. In the three and nine months ended October 31, 2004, taxes consisted of foreign income taxes.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased $3.0 million in the nine months ended October 31, 2005 to $22.0 million from $25.0 million at January 31, 2005. The operating loss for the first nine months of fiscal 2006 was partially offset by net licensing revenue of $5.6 million in the third quarter of fiscal 2006 and the gain on the sale of patents of $3.5 million in the first quarter of fiscal 2006.

We believe our current cash and cash equivalents will satisfy our projected cash requirements through at least the next twelve months. However, we expect we will need to raise additional capital to fund future operating activities beyond the next 12 months. Beyond fiscal 2006, the adequacy of our resources will depend largely on our ability to complete additional financing and our success in re-establishing profitable operations and positive operating cash flows. If we experience a material shortfall versus our plan for fiscal 2006, we expect to take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our cash position. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all. Furthermore, as long as the Preferred Stock remains outstanding, provisions of the Preferred Stock limit our ability to issue any security with greater or equal seniority to the Preferred Stock.

Cash and cash equivalents used in operating activities for the nine months ended October 31, 2005 was $5.7 million, compared to $16.6 million of net cash used in operating activities for the nine months ended October 31, 2004. The net cash used in operating activities for the nine months ended October 31, 2005 was primarily due to the net loss of $5.3 million and the gain on the sale of patents of $3.5 million partially offset by non-cash depreciation, amortization and accretion of $1.7 million as well as an decrease in inventory of $0.2 million, a decrease in other assets of $0.3 million, and increases in liabilities of $0.6 million. The net loss for the nine months ended October 31, 2005 includes net licensing revenue of $5.6 million. The cash used in operating activities for the nine months ended October 31, 2004 is due primarily from a net loss of $19.7 million, as well as an increase in inventory of $0.7 million, partially offset by non-cash depreciation and amortization of $3.0 million, deferred compensation amortization charges of $0.3 million and an increase in compensation and related benefits of $0.3 million.

Net cash provided by investing activities for the nine months ended October 31, 2005, was $19.5 million, compared to $12.9 million of net cash provided by investing activities for the nine months ended October 31, 2004. Net cash provided by investing activities for the nine months ended October 31, 2005 is due to net maturities of short-term investments of $16.1 million and proceeds from the sale of patents of $3.5 million. Net cash provided by investing activities for the nine months ended October 31, 2004 is due to net maturities of short-term investments of $13.0 million partially offset by purchases of fixed assets and intangibles of $0.1 million.

Net cash used in financing activities was $0.8 million for the nine months ended October 31, 2005, compared to $4.9 million of net cash provided by financing activities for the nine months ended October 31, 2004. The net cash used in financing activities for the nine months ended October 31, 2005 is due to payments on capital lease obligations of $1.0 million partially offset by proceeds from the issuance of common stock of $0.2 million. The net cash provided by financing activities for the nine months ended October 31, 2004 is due to proceeds from the issuance of common stock of $1.3 million and the issuance of redeemable convertible preferred stock and warrants to purchase common stock of $4.9 million partially offset by payments on capital lease obligations of $1.4 million.

Our lease for our headquarters in Santa Clara, California expires in April 2010. We lease offices in Israel and India under operating leases that expire in September 2006 for Israel and in December 2006 for India. On February 1, 2005, we entered into a sublease agreement to sub-lease 10,000 square feet in our Santa Clara facility for a two year period starting on March 15, 2005 for $12,000 per month.

We lease software licenses under capital leases. Refer to Note 7, Obligations under Capital Leases, in the condensed consolidated financial statements for additional information.

The future minimum payments relating to facility leases, software leases and non-cancelable purchase orders are included in the contractual obligations table below.

Contractual Obligations

The following summarizes the Company’s contractual obligations at October 31, 2005, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2006	2007	2008	2009	2010	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$255	$997	$1,028	$1,073	$1,100	$277	$4,730
Capital leases	551	1,648	643	—	—	—	2,842
Non-cancelable purchase orders	16						16

Total contractual cash obligations	$822	$2,645	$1,671	$1,073	$1,100	$277	$7,588

Off-Balance Sheet Arrangements

As part of its ongoing business, the Company does not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPE’s”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of October 31, 2005, the Company is not involved in SPE transactions.

Factors that May Affect Future Results

We Expect to Continue to Incur Significant Losses and Consume Cash in Operations in the Fiscal Year Ending January 31, 2006

We have been incurring substantial losses and consuming cash in operations as we invest heavily in new product development in advance of achieving significant customer sales. This is expected to continue during the fiscal year ending January 31, 2006. Our ability to achieve cash flow breakeven is likely to depend on the success of our MiMagic 5 and MiMagic 6+ products. However, even if the MiMagic 5, MiMagic 6+, and subsequent products achieve widespread customer acceptance, the length of customer design-in cycles would preclude substantial product shipments in the fiscal year ending January 31, 2006. Accordingly, even if these new products are successful, we are likely to incur significant additional losses and consume cash in operations during the fiscal year ending January 31, 2006.

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

Uncertainty Regarding Future Licensing Revenue

In the third quarter of fiscal 2006, we collected licensing revenue of $8.5 million from the nonexclusive licensing of all of our patents to Sony Corporation of Tokyo, Japan. We cannot assure you that we will be able to generate any future licensing revenue from our 22 patents or from any future patents that we will own or have the right to license. The licensing agreement with Sony may be the only licensing agreement that we ever complete and we cannot assure you that we will ever complete another licensing agreement regarding our patents. Furthermore, if we should in the future complete an agreement to license our patents, we cannot assure that the licensing revenue we receive from such license will equal or exceed the licensing revenue we received from Sony.

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

We have a Limited Customer Base

Three customers accounted for 47%, 22% and 16% of product revenue for the three months ended October 31, 2005. Three customers accounted for 62%, 16% and 13% of product revenue for the three months ended October 31, 2004. Four customers accounted for 33%, 22%, 13% and 11% of product revenue for the nine months ended October 31, 2005. Three customers accounted for 36%, 28% and 13% of product revenue for the nine months ended October 31, 2004. The Company expects that a small number of customers will continue to account for a substantial portion of its product revenue for the foreseeable future. Furthermore, the majority of the Company’s sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, the Company’s business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using the Company’s products, or by a decline in the number of handheld systems sold by a single customer.

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

We compete with both domestic and international companies, some of which have substantially greater financial and other resources than us with which to pursue engineering, manufacturing, marketing and distribution of their products. Our principal competitors include Texas Instruments, Renesas, ST Microelectronics and Broadcom as well as a number of vertically integrated electronics firms that are developing their own solutions. We may also face increased competition from new entrants into the market including companies currently at developmental stages. We believe we have significant intellectual properties and historically demonstrated expertise in System-On-Chip (SOC) technology. However, our inability to introduce timely new products for our market, to support these products in customer programs, or to manufacture these products could have a material adverse effect on our business, financial condition and operating results.

Some of our current and potential competitors operate their own manufacturing facilities. Since we do not operate our own manufacturing facility and may from time-to-time make binding commitments to purchase products (no binding purchase orders were outstanding as of October 31, 2005), we may not be able to reduce our costs and cycle time or adjust our production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on our results of operations.

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

We May Encounter Inventory Excess or Shortage

We have wafer supply relationships with several foundries to support our product efforts. Normally, we place binding purchase orders two to three months before wafer shipment. We had binding orders totaling $16 thousand for wafers outstanding as of October 31, 2005. We order wafers for deliveries in advance and with the additional time to assemble and test wafers, we can have orders for finished goods that will not be available for up to four months into the future. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time-to-time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2005 of

$0.4 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retain a worldwide, non-exclusive license under the patents sold. The sale did not include several of our important patents covering embedded DRAM technology or any of the unique array processing technology used in our MiMagic6 product. As of October 31, 2005, we had 22 issued patents remaining. The remaining 22 issued patents are scheduled to expire no later than July 2022. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

As a general matter, the semiconductor industry has experienced substantial litigation regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003, the Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. In August 2004, the Federal Circuit rejected the appeal and affirmed the lower court’s decision of no infringement by the Trident products. On September 2, 2005, the United States District Court for the District of Delaware approved the Trident request that its counterclaim against NeoMagic filed in January 1999 be dismissed without prejudice.

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

We Depend on International Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 45% and 82% of our product revenue for the three months ended October 31, 2005 and 2004, respectively. Sales to customers located outside the United States accounted for 61% and 90% of product revenue in the nine months ended October 31, 2005 and 2004, respectively. We expect that product revenue derived from international sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our international sales. To date, our international sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

A Lack of Effective Internal Control Over Financial Reporting Could Result in an Inability to Accurately Report Our Financial Results

Effective internal controls are necessary for us to provide reliable financial reports. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed. In connection with our management’s evaluation of our internal control over financial reporting as of January 31, 2005, management identified a control deficiency that constituted a material weakness. As more fully described in Item 9A of our Annual Report on Form 10-K, as of January 31, 2005, our management concluded that we did not maintain effective controls over the process of evaluating impairment of long-lived assets including intangible assets. This control deficiency resulted in a material adjustment recorded by us to the financial statements in the fourth quarter of fiscal 2005. As a result of the material weaknesses identified, our management concluded that our internal control over financial reporting was not effective as of January 31, 2005. We remediated this material weakness in the first quarter of fiscal 2006. At October 31, 2005 we did not have any intangible assets.

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

The terrorist attacks in September 2001 in the United States had a material adverse effect on the economy. Any similar future events may disrupt our operations or those of our customers and suppliers. In addition, any similar future events could have an adverse impact on the U.S. and world economy, in general, and consumer confidence and spending in particular, which could harm our sales. Any similar future events could increase volatility in the U.S. and world financial markets, which could harm our stock price and may limit the capital resources available to us and our customers or suppliers. This could have a significant impact on our operating results, revenues and costs and may result in increased volatility in the market price of our common stock.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

Our cash, cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of October 31, 2005, our cash and cash equivalents earned interest at an average rate of 3.0%. Due to the short-term nature of our investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at October 31, 2005, with consistent cash balances, interest income would be adversely affected by approximately $17,000 per quarter. We do not use our investment portfolio for trading or other speculative purposes.

Foreign Currency Exchange Risk

Currently all of our sales and the majority of our expenses are denominated in U.S. dollars. As a result, we have relatively little exposure to foreign currency exchange rate risk. We do not currently enter into forward exchange contracts to hedge exposures denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. However, if our exposure to foreign currency risk increases, we may choose to hedge these exposures.

Item 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by us in the reports that we file or submit under the Exchange Act.

(b) Changes in Internal Controls

As of January 31, 2005, the end of our last fiscal year, we identified a material weakness related to our process of evaluating long-lived assets for impairment, including insufficient controls over the review and documentation of key assumptions used in preparing forecasted cash flows used to support our impairment analyses for intangible assets. We have addressed this material weakness and have instituted a process for the evaluation of long-lived assets that adequately documents the assumptions used in preparing forecasted cash flows and increased the level of review performed with respect to the reasonableness of certain key assumptions used in the underlying forecast supporting the impairment analysis. At October 31, 2005, we did not have any intangible assets.

During the third quarter of fiscal 2006, there have been no changes in our internal control over financial reporting (the material weakness identified in the fourth quarter of fiscal 2005 as discussed above was addressed in the first quarter of fiscal 2006), that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Inherent Limitations on Effectiveness of Controls

Our management, including the CEO and CFO, does not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions.

Part II. Other Information

Item 1.	Legal Proceedings

None.

Item 1A.	Risk Factors

Not applicable.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

(a)	Exhibits

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

/s/ SCOTT SULLINGER
SCOTT SULLINGER
V.P. Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

December 13, 2005

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1 (15)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Bylaws.

4.1 (10)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2 (13)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3 (12)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.4 (12)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5 (12)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.6 (9)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.7 (12)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004

10.1 (1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2 (2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3 (1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4 (2)	Amendment No. 1, dated as of October 15, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.5 (1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.6 (1)	1997 Employee Stock Purchase Plan, with exhibit.

10.7 (4)	1998 Nonstatutory Stock Option Plan.

10.8 (4)	Wafer Supply Agreement, dated as of March 15, 1999, between NeoMagic International Corporation and Siemens Aktiengesellschaft Semiconductor Group, now Infineon Technologies AG.

10.9 (5)	General Amendment to the Wafer Supply Agreement with Product Sourcing Agreement, dated January 9, 2001, between NeoMagic International Corporation and Infineon Technologies AG.

10.10 (6)	Employment Offer Letter dated May 10, 2000, between the Company and Sanjay Adkar.

10.11 (6)	Employee Loan Agreement dated May 10, 2000, between the Company and Sanjay Adkar.

10.12 (6)	Security Agreement dated September 1, 2001, between the Company and Stephen Lanza.

10.13 (6)	Promissory Note dated September 1, 2001, between the Company and Stephen Lanza.

10.14 (7)	Full and Final Release dated September 9, 2002, from the Wafer Supply Agreement and the Product Sourcing Agreement between NeoMagic International Corporation and Infineon Technologies AG.

10.15 (8)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.16 (8)	Amendment No. 2, dated as of April 7, 2000, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.17 (8)	Amendment No. 3, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.18 (11)	Amendment No. 4, dated as of January 31, 2003, between the Company and A&P Family Investments, as landlord for the leased premises located at 3260 Jay Street.

10.19 (12)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.20 (14)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.21 (14)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.22 (15)	Settlement Agreement and Release between the Company and Prakash Agarwal.

10.23	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 dated December 10, 2003.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to the Company’s Form 10-Q for the period ended October 31, 1997.

(3)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1998.

(4)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1999.

(5)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2001.

(6)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2002.

(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2002.

(8)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2002.

(9)	Incorporated by reference to the Company’s Form 8-A filed December 23, 2002.

(10)	Incorporated by reference to the Company’s Form 8-K filed December 23, 2002.

(11)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2003.

(12)	Incorporated by reference to the Company’s Form 8-K filed August 20, 2004.

(13)	Incorporated by reference to the Company’s Form 8-A/A filed August 23, 2004.

(14)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended April 30, 2005.

(15)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2005.