Form 10-K
period 2006-01-29
NEOMAGIC CORP
filed 2006-04-06
CIK 1030485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2006,

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $16,495,867 as of July 31, 2005 based upon the closing price on the Nasdaq National Market reported for such date, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, we have excluded stock held by directors, executive officers and greater than 5% shareholders. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purposes.

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at March 31, 2006 was 9,519,256.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement related to the 2006 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission after the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NeoMagic Corporation

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2006

FORWARD-LOOKING STATEMENTS

When used in this discussion, the words “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, but not limited to: customer acceptance of new NeoMagic products, the market acceptance of handheld devices developed and marketed by customers that use our products, our ability to execute product and technology development plans on schedule, and our ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment. Examples of forward-looking statements include statements about our expected revenues, our competitive advantage in our markets, the potential market for our products, our expected production timelines, our customer base and our need for additional financing beyond the next 12 months. These statements are subject to significant risks and uncertainties, including those set forth below under Item 1A of Part I of this Form 10-K, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

PART I

Item 1.	BUSINESS

General

We deliver semiconductor chips and software that provide solutions to enable new multimedia applications for handheld devices. Our solutions offer low power consumption, small form-factor and high performance processing. We demonstrated one of the first solutions used for H.264 video decoding in a mobile digital TV phone, and we are developing and delivering additional solutions for audio/video processing of the dominant mobile digital TV standards, including ISDB-T, X-DMB and DVB-H. As part of our complete system solution, we deliver a suite of middleware and sample applications for imaging, video and audio functionality, and we provide multiple operating system ports with customized drivers for our products. Our product portfolio includes semiconductor solutions known as Applications Processors as well as other System-On-Chips (SOCs). Our Applications Processors are sold under the “MiMagic” brand name with a focus on enabling high performance multimedia within a low power consumption environment. In mobile phones, our Applications Processors are designed to work side-by-side with baseband processors that are used for communications functionality. Our SOC product dedicated for the mobile digital TV market is marketed under the “NeoMobileTV” brand name. Target customers for both our MiMagic products and our NeoMobileTV product include manufacturers of mobile phones and handheld devices. The largest projected market opportunity for our products is in the mobile phone market, where our products enable multimedia functionality.

We believe that next-generation mobile phones and other handheld devices will continue to feature increased multimedia functionality including: mobile TV, advanced camera applications, highly compressed video using H.264 video standards, 3D graphics for gaming, and audio. Our strategy is to become a leading provider of multimedia processing solutions by:

•	Leveraging our core competencies in integrating logic, analog, and memory to support multimedia applications on mobile phones and handheld devices with power-efficient, high performance, low-cost solutions;

•	Offering multiformat solutions that support a full range of operating systems, basebands, wireless protocols, and mobile TV broadcast formats;

•	Providing high-performance, power-efficient solutions that use our proprietary Associative Processing Array architecture;

•	Continuing to build relationships with leading component, software and solutions providers to offer our customers complete solutions; and,

•	Focusing our sales efforts on several points in the sales channel including: original design manufacturers, design firms, contract manufacturers, original equipment manufacturers, network operators and virtual network operators.

We have established relationships with third-party manufacturing partners to produce semiconductor products for us. Pursuant to these relationships, we design the overall product, including the logic and analog circuitry, and the manufacturing partners manufacture the wafers, assemble and test the products.

In the past, we provided graphics processor semiconductors to top notebook computer manufacturers. In April 2000, we began to exit the graphics processor market. However, the majority of our historical net sales through the end of fiscal year 2002 continued to come from these products. We do not expect to have revenue related to these products in the future. We believe that we were one of the first companies to adopt large amounts of on-chip memory for commercial applications. Many industry sources consider our graphics processors to be the semiconductor industry’s first commercially successful embedded DRAM products. Currently, embedded DRAM technology is used broadly in many applications. We believe that several companies have infringed on our patents for embedded DRAM technology. In the third quarter of fiscal year 2006, we completed a patent licensing transaction with Sony Corporation where Sony paid NeoMagic $8.5 million for a license to our patents. We are currently in discussions with multiple companies about taking a license to our embedded DRAM patents.

NeoMagic Corporation was incorporated in California in May 1993 and subsequently reincorporated in Delaware in February 1997.

Products

Product revenue was $0.9 million, $2.5 million and $1.9 million in fiscal 2006, 2005 and 2004, respectively, representing 9%, 100% and 100% of total revenue.

MiMagic Products

Our primary product line is the MiMagic Applications Processor family. The MiMagic family of Applications Processors incorporates microprocessor, 3D graphics, audio and video capabilities. We introduced the first member of the MiMagic Applications Processor family in July 2001. We have since phased out production of the MiMagic 1 and MiMagic 2 Applications Processors. Currently, the MiMagic 3 Applications Processor, the MiMagic 5 Applications Processor and the MiMagic 6+ Applications Processor are in full production.

The MiMagic 6+ is our first product to include a new, proprietary technology architecture called Associative Processor Array (APA). The APA multimedia engine uses a massively parallel approach to processing information. Most competitive architectures use a sequential approach to process each bit of data separately. To increase performance, sequential architectures rely on increased clock rates. These faster clock rates result in increased power consumption and reduced battery life. Because APA operates on data in parallel, it is able to process more information per clock cycle than sequential approaches. With its ability to handle large amounts of data simultaneously, the APA platform is able to efficiently process multimedia data such as images, video and graphics, with low power consumption. One significant advantage of APA is that it is a programmable and flexible architecture that can be configured to meet customers’ needs.

The MiMagic 6+ can process and support many different applications, including: digital mobile TV, Voice Over IP (VoIP), real-time Global Positioning System (GPS), digital still camera, video camcorder, audio/video player and 3D gaming.

NeoMobileTV Product

During February 2006, the Company announced its new NeoMobileTV product. NeoMobileTV is a complex System-On-Chip solution targeted to specifically address the market for mobile television on handheld devices such as mobile phones. The NeoMobileTV solution is expected to offer the following features:

•	Simple integration into existing feature phone platforms with little or no change to the system architecture;

•	Flexible video/audio decoding at low power and low clock frequencies (sub—100Mhz);

•	QVGA, CIF and VGA decoding of mobile TV video formats such as H.264, Windows Media 9, MPEG-4, and DIVX at frame rates up to 30 frames per second;

•	Simultaneous decoding of selected audio formats for broadcast mobile TV including AMR, AAC, HE-AAC, MP3 and BSAC;

•	Support for ISDB-T, X-DMB and DVB-H mobile TV broadcast formats

The NeoMobileTV product is expected to be available for sampling to customers during the third quarter of fiscal year 2007.

Companion Chip Products:

Our companion chip products (NMC1110 and NMC1121) add IO (input/output) functions to processors made by other companies. Due to the age of these products and the small order volume for these products, we decided to phase out these products. As a result, we have issued “end-of-life” notices for our companion chip products and we expect to discontinue sales of our companion chip products during fiscal year 2007.

Research and Development

We believe the timely development and introduction of new products are essential to maintaining our competitive position and our ability to capitalize on market opportunities. NeoMagic’s research and development efforts are focused on developing Integrated System-on-Chip semiconductor products for mobile phones and other handheld devices. At the end of fiscal 2006, we had approximately 82 employees engaged in research and development activities. Research and development expenses were $12.4 million, $18.2 million and $19.7 million, in fiscal 2006, 2005 and 2004, respectively. None of our research and development is customer funded. We have historically focused much of our personnel and resources on research and development. Our research and development activities are focused on bringing the MiMagic 6+ and NeoMobileTV products to production as well as on developing next generation products. We are also developing new technologies that will improve the quality of multimedia applications on low-power consumption mobile phones and other handheld devices. We plan to continue innovating and improving the functionality of our products.

Sales and Marketing

We primarily sell our products to manufacturers of mobile phones and other handheld devices using our internal sales and marketing personnel, a global network of distributors and sales representatives and our management team. In some cases, mobile phones and other handheld devices are designed and manufactured by third-party Original Design Manufacturers (ODMs) on behalf of the final brand name Original Equipment Manufacturers (OEMs). We focus on developing long-term customer relationships with ODMs, brand name OEMs as well as network operators and virtual network operators. We believe that this approach increases the likelihood of design wins, improves the overall quality of support, and enables the timely release of customer products to market.

Our sales and marketing strategy is an integral part of our effort to become a leading supplier of applications processors and multimedia SOC solutions to manufacturers of mobile phones and other handheld devices. To meet customer requirements and achieve design wins, our sales and marketing personnel work closely with our customers, business partners and key industry trendsetters to define product features, performance, price, and market timing of new products. We employ a sales and marketing organization with a high level of technical expertise and product and industry knowledge to support a lengthy and complex design win process. Additionally, we employ a highly trained team of application engineers to assist customers in designing, testing and qualifying system designs that incorporate NeoMagic products as part of the pre-sale process. We believe that the depth and quality of this design support is key to improving our customers’ time-to-market deliveries and maintaining a high level of customer satisfaction, which in turn encourages customers to use subsequent generations of our products.

The information regarding geographic distribution of sales and significant customers is incorporated by reference to Note 11 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

Third Party Manufacturing

We have relationships with several foundries to produce our semiconductor wafers. We do not have long-term agreements with any of these foundries. These relationships enable us to concentrate our resources on product design, development, engineering, marketing and sales, where we believe we have greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. We depend on these suppliers to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable cost and quality at acceptable manufacturing yields, and to deliver those products to us on a timely basis. A manufacturing disruption experienced by any of our manufacturing partners would have an adverse effect on our business, financial condition and results of operations. Furthermore, if the transition to the next generation of manufacturing technologies at one of our suppliers is unsuccessful, our business, financial condition and results of operations would be materially and adversely affected.

We use other third-party subcontractors to perform assembly, packaging and testing of our products. We work with these third-party subcontractors for advanced packaging capabilities. We do not have long-term agreements with any of these subcontractors. As a result of our reliance on third-party subcontractors to assemble, test and provide advanced packaging for our products, we cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembling our products. Due to the amount of time normally required to qualify these assembly and test subcontractors, shipments could be delayed significantly if we are required to find alternative subcontractors.

Competition

The market for applications processors and multimedia co-processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal factors of competition in this market are processing performance, price, features, power consumption, size and customer support. The market is also heavily affected by the system level architectural decisions made by prospective customers that affect the allocation of functionality between the baseband processor and other chips in a mobile phone. Our ability to compete successfully in the applications processor and multimedia co-processor market depends on a number of factors including, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ramp of production of our products, customer demand and acceptance of more sophisticated multimedia functionality on mobile phones and other handheld devices, end-user acceptance of our customers’ products, market acceptance of competitors’ products and general economic conditions. Our ability to compete will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends.

We compete with both domestic and international companies, some of which have substantially greater financial and other resources than us with which to pursue engineering, manufacturing, marketing and distribution of their products. Our principal competitors include Texas Instruments, Renesas, ST Microelectronics and Broadcom as well as a number of vertically integrated electronics firms that are developing their own solutions. We may also face increased competition from new entrants into the market including companies currently at developmental stages. We believe we have significant intellectual property and historically demonstrated expertise in SOC technology. However, our inability to introduce timely new products for our market, to support these products in customer programs, or to manufacture these products could have a material adverse effect on our business, financial condition and operating results.

Intellectual Property

We rely in part on patents to protect our intellectual property. As of January 31, 2006, we had 26 issued patents. These issued patents are scheduled to expire between June 2014 and June 2024. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection or competitive advantages, that they will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

Since April 2002, we have been working with The Consortium for Technology Licensing Ltd. to explore opportunities to license or sell our patents. During the first quarter of fiscal year 2006, we generated a $3.5 million gain from the sale of patents that related to legacy products that NeoMagic no longer sells. During the third quarter of fiscal year 2006, we announced a patent licensing transaction with Sony Corporation where Sony paid us $8.5 million for a non-exclusive license to all of our patents. In the patent licensing transaction with Sony, we only provided Sony with a license to our patents. We did not provide Sony with any intellectual “know-how” or other confidential information that could help Sony develop products that could be competitive with NeoMagic’s products. As of April 1, 2006, we were in discussions with multiple companies that we believe have infringed on our embedded DRAM patents. The objective of our patent licensing business is to enter into patent licensing agreements with companies that have infringed or are expected to infringe on our patents. In addition, we may decide to license or sell certain additional patents in the future. Licensing revenue was $8.5 million in fiscal 2006 representing 91% of our total revenue. There was no licensing revenue in fiscal 2005 and fiscal 2004.

Backlog

Sales of our products are primarily made through standard purchase orders that are cancelable without significant penalties. These purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules to reflect changes in customers’ requirements and manufacturing availability. Also, many of our customers are moving to “just in time” relationships with their vendors, whereby orders for product deliveries are not provided to the supplier until just before the requested delivery. A large portion of our sales is made through short lead-time orders. In addition, our actual shipments depend on the manufacturing capacity of our suppliers and the availability of products from such suppliers. As a result of the foregoing factors, we do not believe that backlog is a meaningful indicator of future revenue.

Employees

As of January 31, 2006, we employed a total of 103 full-time employees, including 82 in research and development, 4 in applications engineering, 5 in sales and marketing, 1 in manufacturing and 11 in finance, information technology and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our employees are not represented by a collective bargaining organization.

Management

Executive Officers

The executive officers of the Company as of January 31, 2006 are as follows:

NAME	AGE	POSITION
Douglas R. Young	59	President, Chief Executive Officer and Director
Scott Sullinger	36	Vice President, Finance and Chief Financial Officer
Jeffrey Blanc	39	Vice President, Worldwide Sales & Corporate Communications
Syed Zaidi (1)	47	Vice President, Corporate Engineering

(1)	Effective January 16, 2006, Syed Zaidi was appointed Vice President, Corporate Engineering. On February 6, 2006, Mr. Zaidi was made an officer of the Company.

Douglas R. Young has been President, Chief Executive Officer and a Director of NeoMagic since April 2005. Prior to his promotion to President and Chief Executive Officer, he was NeoMagic’s Vice President of Worldwide Sales, having joined NeoMagic in February 2004. Before joining NeoMagic, Mr. Young was Senior Vice President of Worldwide Sales at Planetweb, Inc., a provider of embedded multimedia application and browser software for consumer electronics devices. At Planetweb, Mr. Young worked with customers such as Samsung, Sharp, Philips and other large OEMs. Mr. Young has managed sales in many different environments ranging between large systems enterprise sales to the ‘Fortune 500’ and ODM and OEM sales in the consumer electronics market. He has over 25 years experience working for companies such as IBM, Storage Technology Corporation, Unilease Computer Corporation, Data General and Hitachi Data Systems. He has worked in hardware and software sales, and he was President and CEO of a computer and satellite leasing company. Mr. Young has a Bachelors of Arts Degree from Princeton University and a Masters Degree in Business Administration from The Stern School of Business at New York University.

Scott Sullinger has been Vice President of Finance and Chief Financial Officer since joining NeoMagic in March 2004. Prior to joining NeoMagic, Mr. Sullinger was director of finance at ON Semiconductor, a provider of power and data management semiconductors and standard semiconductor components. Before joining ON Semiconductor, Mr. Sullinger spent seven years in investment banking, most recently as vice president of technology investment banking at Morgan Stanley, in Menlo Park, California. Mr. Sullinger previously worked as an auditor and as a senior consultant at the accounting firm of Price Waterhouse. He has a bachelor’s degree in economics from the University of California, Los Angeles, where he graduated cum laude, and a Masters Degree in Business Administration from Columbia University. He is a Certified Public Accountant.

Jeffery Blanc has been Vice President of Worldwide Sales and Corporation Communications since joining NeoMagic in August 2005. Prior to joining NeoMagic, Mr. Blanc was chief operations officer of Triton Funding Group, a mortgage lending company, from 2003 to 2005. Mr. Blanc was vice president of marketing for Planetweb, Inc., a provider of embedded multimedia application and browser software for consumer electronics devices, from 2001 to 2003 before joining Triton Funding Group. Prior to joining Planetweb, Inc., Mr. Blanc was vice president of marketing for Casecentral, Inc., an electronic discovery and litigation management solutions provider for major law firms and corporations, from 1999 to 2001. Before working with Casecentral, Inc., Mr. Blanc held several positions in marketing, advertising, and sales. He has a Bachelor of Science degree in international relations from Georgetown University.

Syed Zaidi has been Vice President of Corporate Engineering since January 2006. From May 2000 to January 2006, Mr. Zaidi was Vice President of Santa Clara Engineering. Mr. Zaidi joined NeoMagic’s engineering team in June 1995 and worked in engineering management until his promotion to Vice President in 2000. Prior to joining NeoMagic, Mr. Zaidi worked at Sierra Semiconductor, where he was responsible of systems engineering for Multimedia products. He has also worked at Advance Micro Research where he designed and developed UNIX based multi-user systems, multiple Video and Graphic ASICs for Multimedia products. Mr. Zaidi holds a Bachelor of Electrical & Electronics Engineering from Leeds University, England and a BSET from Indiana State University.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.neomagic.com, by calling the Investor Relations Department at our corporate offices at (408) 988-7020 or by sending an e-mail message to ir@neomagic.com.

Item 1A.	RISK FACTORS

We Expect to Continue to Incur Significant Losses and Consume Cash in Operations in the Fiscal Year Ending January 31, 2007

We have been incurring substantial losses and consuming cash in operations as we invest heavily in new product development in advance of achieving significant customer sales. This is expected to continue during the fiscal year ending January 31, 2007. Our ability to achieve cash flow breakeven is likely to depend on the success of our MiMagic 6+ and NeoMobileTV products. However, even if the, MiMagic 6+ and NeoMobileTV, and subsequent products achieve widespread customer acceptance, the length of customer design-in cycles would preclude substantial product shipments in the fiscal year ending January 31, 2007. Accordingly, even if these new products are successful, we are likely to incur significant additional losses and consume cash in operations during the fiscal year ending January 31, 2007.

We Are Likely To Need Additional Capital

Given the long cycle times required to achieve design wins, convert customer design wins into production orders, and for customers to achieve volume shipments of their products, we are likely to require additional working capital to fund our business. We believe that our existing capital resources will be sufficient to meet our capital requirements through at least the end of our fiscal year ending January 31, 2007. However, we expect we will need to raise additional capital to fund future operating activities beyond January 31, 2007. Our future capital requirements will depend on many factors, including the rate of net sales growth, timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing support activities, and timing and customer acceptance of new products. Our ability to raise capital and the terms of any financing will depend, in part, on our ability to establish customer engagements and generate sales. As discussed below, revenue performance is difficult to forecast. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

Our Revenues Are Difficult To Predict

For a variety of reasons, revenues are difficult to predict and may vary significantly from quarter to quarter. Our ability to achieve design wins depends on a number of factors, many of which are outside of our control, including changes in the customer’s strategic and financial plans, competitive factors and overall market conditions. As our experience demonstrates, design wins themselves do not always lead to production orders because the customer may cancel or delay products for a variety of reasons. Such reasons may include the performance of a particular product that may depend on components not supplied by NeoMagic, market conditions, reorganizations or other internal developments at the customer and changes in customer personnel or strategy. Even when a customer has begun volume production of a product containing our chips, volumes are difficult to forecast because there may be no history to provide a guide, and because market conditions and other factors may cause changes in the customer’s plans. Because of the market uncertainties they face, many customers place purchase orders on a short lead-time basis, rather than providing reliable long-term purchase orders or purchase forecasts.

The difficulty in forecasting revenues increases the difficulty in forecasting our working capital requirements. It also increases the likelihood that we may overproduce particular parts, resulting in inventory charges, or under produce particular parts, affecting our ability to meet customer requirements. The difficulty in forecasting revenues also restricts our ability to provide forward-looking revenue and earnings guidance to the financial markets and increases the chance that our performance does not match forecasts.

Uncertainty Regarding Future Licensing Revenue

In the third quarter of fiscal 2006, we collected gross licensing revenue of $8.5 million, of which, net of commissions and expenses, we actually received $5.6 million, from the nonexclusive licensing of all of our patents to Sony Corporation of Tokyo, Japan. We cannot assure you that we will be able to generate any future licensing revenue from our 26 patents or from any future patents that we will own or have the right to license. The licensing agreement with Sony may be the only licensing agreement that we ever complete. Furthermore, if we should in the future complete an agreement to license our patents, we cannot assure you that the licensing revenue we receive from such license will equal or exceed the licensing revenue we received from Sony.

We Depend on Qualified Personnel

Our future success depends in part on the continued service of our key engineering, sales, marketing, manufacturing, finance and executive personnel, and our ability to identify, hire and retain additional personnel. There is strong competition for qualified personnel in the semiconductor industry, and we cannot assure you that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. We have experienced the loss of personnel through headcount reductions and attrition. We have recently lost some of our executive management. For example, Prakash Agarwal, one of our co-founders who was our President, Chief Executive Officer and a Director since our founding, resigned from all these positions on April 19, 2005. Our new President and Chief Executive Officer, Douglas Young, has been with us only since February 2004. We cannot assure you that the resignation of Mr. Agarwal and the appointment of Mr. Young will not have a material adverse effect on our business, financial condition and results of operations.

All our executive officers are employees “at will”. We do not maintain key person insurance on any of our personnel. If we are not able to maintain key personnel, if our headcount is not appropriate for our future direction, or if we fail to recruit key personnel critical to our future direction in a timely manner, this may have a material adverse effect on our business, financial condition and results of operations.

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

We have a Limited Customer Base

Three customers accounted for 32%, 21%, and 15%, respectively, of product revenue in fiscal 2006. Three customers accounted for 33%, 26%, and 13%, respectively, of product revenue in fiscal 2005. Four customers accounted for 25%, 24%, 14% and 10%, respectively, of product revenue in fiscal 2004. One licensee accounted for 100% of our licensing revenue in fiscal 2006. There was no licensing revenue in fiscal 2005 and 2004. We expect that a small number of customers will account for a substantial portion of our product revenue for the foreseeable future. Furthermore, the majority of our sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

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

We Face Intense Competition in Our Markets

The market for Applications Processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal factors of competition in this market are video and 3D graphics performance, price, features, power consumption, size and customer support. Our ability to compete successfully in the Applications Processor market depends on a number of factors, including success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ramp of production of our products, customer demand and acceptance of more sophisticated multimedia functionality on mobile phones and other handheld devices, end-user acceptance of our customers’ products, market acceptance of competitors’ products and general economic conditions. Our ability to compete will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends.

We compete with both domestic and international companies, some of which have substantially greater financial and other resources than us with which to pursue engineering, manufacturing, marketing and distribution of their products. Our principal competitors include Texas Instruments, Renesas, ST Microelectronics and Broadcom as well as a number of vertically integrated electronics firms that are developing their own solutions. We may also face increased competition from new entrants into the market, including companies currently at developmental stages. We believe we have significant intellectual properties and have historically demonstrated expertise in SOC technology. However, our inability to introduce timely new products for our market, to support these products in customer programs, or to manufacture these products could have a material adverse effect on our business, financial condition and operating results.

Some of our current and potential competitors operate their own manufacturing facilities. Since we do not operate our own manufacturing facility and may from time-to-time make binding commitments to purchase products (binding purchase orders totaling $23,000 were outstanding as of January 31, 2006), we may not be able to reduce our costs and cycle time or adjust our production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on our results of operations. In addition, if production levels increase the amount of binding purchase orders may increase significantly.

Our Products May be Incompatible with Evolving Industry Standards and Market Trends

Our ability to compete in the future will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends. Unanticipated changes in market trends and industry standards could render our products incompatible with products developed by major hardware manufacturers and software developers. As a result, we could be required to invest significant time and resources to redesign our products or obtain license rights to technologies owned by third parties to comply with relevant industry standards and market trends. We cannot assure you that we will be able to redesign our products or obtain the necessary third-party licenses within the appropriate window of market demand. If our products are not in compliance with prevailing market trends and industry standards for a significant period of time, we could miss crucial OEM and ODM design cycles, which could result in a material adverse effect on our business, financial condition and results of operations.

We Depend on New Product Development to Meet Rapid Market and Technological Change

NeoMagic is focused on providing high-performance semiconductor solutions for sale to manufacturers of mobile phones and handheld devices. New product planning is focused on integrated SOC semiconductor products for handheld devices that integrate multimedia technologies such as H.264 video compression, 3D graphics and audio technologies. Our future business, financial condition and results of operations will depend to a significant extent on our ability to develop new products that address these market opportunities. As a result, we believe that significant expenditures for research and development will continue to be required in the future.

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

Because of the complexity of our products, we often have experienced delays in completing development and introduction of new products. If there are delays in production of current products, or in the completion of development of future products, including the products currently under development for introduction over the next 12 to 18 months, our potential future business, financial condition, and results of operations will be materially adversely affected. In addition, the time required for competitors to develop and introduce competing products may be shorter, their manufacturing yields may be better, and their production costs may be lower than those experienced by us.

We Depend on Third-Party Manufacturers to Produce Our Products

Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We currently use several third-party foundries for wafer fabrication. We expect that, for the foreseeable future, some of our products will be manufactured by a single source. For example, our MiMagic 3, MiMagic 5 and MiMagic 6+ products are all manufactured at Taiwan Semiconductor Manufacturing Corporation on a purchase order by purchase order basis. Since, in our experience, the lead time needed to establish a relationship with a new wafer fabrication partner is at least 12 months, and the estimated time for a foundry to switch to a new product line ranges from four to nine months, we may have no readily available alternative source of supply for specific products. A manufacturing disruption experienced by our manufacturing partners, the failure of our manufacturing partners to dedicate adequate resources to the production of our products, or the financial instability of our manufacturing partners would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if the transition to the next generation of manufacturing technologies by our manufacturing partners is unsuccessful, our business, financial condition and results of operations would be materially and adversely affected.

We have many other risks because we depend on third-party manufacturers, including: reduced control over delivery schedules, quality, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on wafers supplied to us; and potential misappropriation of our intellectual property. We are dependent on our manufacturing partners to produce wafers with acceptable quality and manufacturing yields, to deliver those wafers on a timely basis to our third party assembly subcontractors and to allocate a portion of their manufacturing capacity sufficient to meet our needs. Although our products are designed using the process design rules of the particular manufacturer, we cannot assure you that our manufacturing partners will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, we cannot assure you that our manufacturing partners will continue to devote adequate resources to produce our products or continue to advance the process design technologies on which the manufacturing of our products are based.

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

We May Encounter Inventory Excess or Shortage

The lead times required by our wafer manufacturers have increased over the last year. However, market conditions require that we be prepared to ship products to our customers with much shorter lead times. Consequently, to have product inventory to meet potential customer purchase orders, we sometimes place purchase orders for wafers from our manufacturers in advance of having firm purchase orders from our customers. We had binding orders for wafers totaling $23,000 outstanding as of January 31, 2006. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time-to-time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2006 of $0.2 million and in fiscal 2005 of $0.4 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

Our Manufacturing Yields May Fluctuate

Fabricating semiconductors is an extremely complex process, which typically includes hundreds of process steps. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, variation in equipment used and numerous other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. We often purchase wafers, not die, and pay an agreed upon price for wafers meeting certain acceptance criteria. Accordingly, we bear the risk of the yield of good die from wafers purchased meeting the acceptance criteria.

Semiconductor manufacturing yields are a function of both product design, which is developed largely by us, and process technology, which is typically proprietary to the manufacturer. Historically, we have experienced lower yields on new products. Since low yields may result from either design or process technology failures, yield problems may not be effectively determined or resolved until an actual product exists that can be analyzed and tested to identify process sensitivities relating to the design rules that are used. As a result, yield problems may not be identified until well into the production process, and resolution of yield problems would require cooperation and communication between the manufacturer and us. This risk is compounded by the offshore location of our manufacturers, increasing the effort and time required to identify, communicate and resolve manufacturing yield problems. As our relationships with new manufacturing partners develop, yields could be adversely affected due to difficulties associated with adapting our technology and product design to the proprietary process technology and design rules of each manufacturer. Any significant decrease in manufacturing yields could result in an increase in our per unit product cost and could force us to allocate our available product supply among our customers, potentially adversely impacting customer relationships as well as revenues and gross margins. We cannot assure you that our manufacturers will achieve or maintain acceptable manufacturing yields in the future.

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of January 31, 2006, we had been issued 26 patents. These 26 issued patents are scheduled to expire between June 2014 and June 2024. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sale did not include several of our important patents covering embedded DRAM technology nor any of the unique array processing technology used in our MiMagic 6+ and NeoMobileTV products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

We also rely on a combination of mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. Despite these efforts, we cannot assure you that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property, disclose such intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations.

As a general matter, the semiconductor industry has experienced substantial litigation regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringe certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit

affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003, the Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. In August 2004, the Federal Circuit rejected the appeal and affirmed the lower court’s decision of no infringement by the Trident products. On September 2, 2005 the United States District Court for the District of Delaware approved the Trident request that its counterclaim against NeoMagic filed in January 1999 be dismissed without prejudice.

Any patent litigation, whether or not determined in our favor or settled by us, would at a minimum be costly and could divert the efforts and attention of our management and technical personnel from productive tasks, which could have a material adverse effect on our business, financial condition and results of operations. We cannot assure you that current or future infringement claims by third parties or claims for indemnification by customers or end users of our products resulting from infringement claims will not be asserted in the future or that such assertions, if proven to be true, will not materially adversely affect our business, financial condition and results of operations. If any adverse ruling in any such matter occurs, we could be required to pay substantial damages, which could include treble damages, to cease the manufacturing, use and sale of infringing products, to discontinue the use of certain processes, or to obtain a license under the intellectual property rights of the third party claiming infringement. We cannot assure you, however, that a license would be available on reasonable terms or at all. Any limitations in our ability to market our products, or delays and costs associated with redesigning our products or payments of license fees to third parties, or any failure by us to develop or license a substitute technology on commercially reasonable terms could have a material adverse effect on our business, financial condition and results of operations.

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 60%, 91% and 91% of our product revenue for fiscal 2006, 2005, and 2004, respectively. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our foreign sales. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

Foreign manufacturers have produced, and are expected to continue to produce for the foreseeable future, all of our wafers. In addition, many of the assembly and test services we use are procured from foreign sources. Wafers are priced in U.S. dollars under our purchase orders with our manufacturing suppliers.

Foreign sales and manufacturing operations are subject to a variety of risks, including fluctuations in currency exchange rates, tariffs, import restrictions and other trade barriers, unexpected changes in regulatory requirements, longer accounts receivable payment cycles, potentially adverse tax consequences and export license requirements. In addition, we are subject to the risks inherent in conducting business internationally including foreign government regulation, political and economic instability, and unexpected changes in diplomatic and trade relationships. Moreover, the laws of certain foreign countries in which our products may be developed, manufactured or sold, may not protect our intellectual property rights to the same extent as do the laws of the United States, thus increasing the possibility of piracy of our products and intellectual property. We cannot assure you that one or more of these risks will not have a material adverse effect on our business, financial condition and results of operations.

Our Financial Results Could Be Affected by Changes in Accounting Principles

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the Securities and

Exchange Commission (SEC) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, we currently are not required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. The FASB published a pronouncement in December 2004, Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123R), that would require us to record expense for the fair value of stock options granted. SFAS 123R is effective for fiscal years beginning after June 15, 2005 and will be applicable starting in our fiscal year ending January 31, 2007. Our future operating expenses may be adversely affected in connection with the issuance of stock options.

Our Stock Price May Be Volatile

The market price of our Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. The market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of our Common Stock could be subject to significant fluctuations in response to various factors, including sales of our common stock, quarter-to-quarter variations in our anticipated or actual operating results, announcements of new products, technological innovations or setbacks by us or our competitors, general conditions in the semiconductor industry, unanticipated shifts in the markets for mobile phones and other handheld devices or changes in industry standards, losses of key customers, litigation commencement or developments, the impact of our financing activities, including dilution to shareholders, changes in or the failure by us to meet estimates of our performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. In future quarters, our operating results may be below the expectations of public market analysts or investors.

Potential Nasdaq Stock Market Delisting

On February 28, 2005, we received a notice from the Nasdaq Stock Market that we were no longer in compliance with the requirements for continued inclusion of our common stock on the Nasdaq National Market pursuant to the Nasdaq’s Marketplace Rule 4450(a)(5) (the “Rule”) because our common stock had closed below $1.00 per share for 30 consecutive business days. We were given 180 calendar days, or until August 29, 2005, to regain compliance with the Rule. To regain compliance with the Rule, the closing bid price of our common stock had to be $1.00 per share or more for a minimum of 10 consecutive business days before August 29, 2005. To regain compliance with the Rule, we effected a five-for-one reverse stock split on August 12, 2005 that brought the closing bid price of our common stock above $1.00. The closing bid price of our common stock has stayed above $1.00 since the reverse stock split occurred.

If we fail to comply with the continued listing requirements of the Nasdaq National Market, including the minimum bid price per share requirement and the minimum stockholders equity requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the Nasdaq Small Cap Market, the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq National Market. You may not be able to sell your shares quickly, at the market price or at all if trading in our stock is not active.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our corporate headquarters, which is also our principal administrative, selling and marketing, customer service, applications engineering and product development facility, is located in Santa Clara, California and consists of approximately 45,000 square feet under a lease that will expire on April 30, 2010. We also lease 7,500 square feet of office space in Israel under an operating lease that expires in September 2006 and 13,000 square feet of office space in India under an operating lease that expires in December 2006. On February 1, 2005, we entered into a sublease agreement to sub-lease 10,000 square feet in our Santa Clara facility for a two-year period starting on March 15, 2005. We believe our existing facilities are adequate for our current needs.

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

Quarterly Data Fiscal 2006	1st	2nd	3rd	4th
Price range common stock:
Low	$2.30	$1.80	$1.89	$3.60
High	$4.45	$3.05	$4.96	$10.23

Fiscal 2005
Price range common stock:
Low	$17.80	$6.45	$3.60	$3.65
High	$27.00	$21.00	$7.35	$6.80

We had 67 stockholders of record as of March 31, 2006. We have not paid any dividends on our common stock. We currently intend to retain any future earnings for use in our business and do not anticipate paying cash dividends to stockholders.

Information as of January 31, 2006 regarding equity compensation plans approved and not approved by stockholders is summarized in the following:

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans approved by shareholders	788,156	8.35	833,373	(1)
Equity compensation plans not approved by shareholders	1,033,942	8.66	209,932	(2)

Total	1,822,098	8.52	1,043,305

(1)	Includes 479,638 shares available for future issuance under our 2003 Stock Option Plan, as amended, generally used for grants to officers and directors. Also includes 353,735 shares available under our 1997 Employee Stock Purchase Plan.

(2)	Shares available under our 1998 Nonstatutory Stock Option Plan are used for grants to employees other than officers and directors except as provided within the plan. For a description of the 1998 Plan, see Note 4 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K, which information is incorporated by reference into this Item 5 of Part II of this Form 10-K. This plan was not previously required to be approved by shareholders. Due to regulatory changes, going forward, all material changes to the plan require shareholder approval.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein.

Five Year Summary

	Fiscal Years ended January 31,
	2006	2005	2004	2003	2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Product revenue	$862	$2,466	$1,888	$2,189	$385
Licensing revenue	8,490	—	—	—	—

Total revenue	9,352	2,466	1,888	2,189	385
Cost of product revenue	884	3,195	2,262	3,000	27
Cost of licensing revenue	2,861	—	—	—	—
Impairment of certain acquired and licensed intangible assets	—	89	—	491	—

Total cost of revenue	3,745	3,284	2,262	3,491	27

Gross profit (loss)	5,607	(818)	(374)	(1,302)	358
Operating expenses:
Research and development	12,403	18,208	19,694	24,715	25,201
Sales, general and administrative	6,916	7,447	7,236	10,383	8,028
Gain on sale of patents	(3,481)	—	—	—	—
Special charge	—	—	—	3,600	—
Impairment of certain acquired and licensed intangible assets	—	1,437	—	552	—
Acquired in-process research and development	—	—	—	—	700

Total operating expenses	15,838	27,092	26,930	39,250	33,929
Loss from operations	(10,231)	(27,910)	(27,304)	(40,552)	(33,571)
Income, net of expenses, from the sale of DVD assets	—	—	—	1,580	—
Interest income and other	724	415	854	1,816	3,488
Interest expense	(2,569)	(534)	(282)	(75)	(12)

Loss before income taxes and cumulative effect of change in accounting principle	(12,076)	(28,029)	(26,732)	(37,231)	(30,095)
Income tax provision (benefit)	(2,770)	196	43	(6,294)	(1,130)

Net loss before cumulative effect of change in accounting principle	(9,306)	(28,225)	(26,775)	(30,937)	(28,965)
Cumulative effect of change in accounting principle	—	—	—	(4,175)	—

Net loss	$(9,306)	$(28,225)	$(26,775)	$(35,112)	$(28,965)

Basic and diluted net loss per share before cumulative effect of change in accounting principle (1)	$(1.32)	$(4.33)	$(4.37)	$(5.36)	$(5.50)
Cumulative effect of change in accounting principle	—	—	—	(0.72)	—
Basic and diluted net loss per share (1)	$(1.32)	$(4.33)	$(4.37)	$(6.08)	$(5.50)
Weighted common shares outstanding (1)	7,074	6,524	6,130	5,774	5,262
Weighted common shares outstanding assuming dilution (1)	7,074	6,524	6,130	5,774	5,262

	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,695	$8,944	$12,342	$37,428	$38,996
Short-term investments	—	16,082	30,240	29,657	32,914
Working capital	22,068	18,526	35,807	59,608	68,318
Total assets	30,494	30,714	50,861	80,948	108,309
Long-term obligations	773	5,074	799	2,521	—
Total stockholders’ equity	23,508	17,960	41,827	67,887	98,206

(1)	See Note 1 and Note 2 of Notes to Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, but not limited to: customer acceptance of new NeoMagic products, the market acceptance of handheld devices developed and marketed by customers that use our products, our ability to execute product and technology development plans on schedule, and our ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment. Examples of forward-looking statements include statements about our expected revenues, our competitive advantage in our markets, the potential market for our products, our expected production timelines, our customer base and our need for additional financing beyond the next 12 months. These statements are subject to significant risks and uncertainties, including those set forth below under Item 1A of Part I of this Form 10-K, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see Item 1A of Part I of this Form 10-K. This section should also be read in conjunction with the Consolidated Financial Statements and related Notes.

Overview

We deliver semiconductor chips and software that provide solutions to enable new multimedia applications for handheld devices. Our solutions offer low power consumption, small form-factor and high performance processing. As part of our complete system solution, we deliver a suite of middleware and sample applications for imaging, video and audio functionality, and we provide multiple operating system ports with customized drivers for our products. Our product portfolio includes semiconductor solutions known as Applications Processors as well as other System-On-Chips (SOCs). Our Applications Processors are sold under the “MiMagic” brand name with a focus on enabling high performance multimedia within a low power consumption environment. In mobile phones, our Applications Processors are designed to work side-by-side with baseband processors that are used for communications functionality. Our SOC product dedicated for the mobile digital TV market is marketed under the “NeoMobileTV” brand name. Target customers for both our MiMagic product and our NeoMobileTV product include manufacturers of mobile phones and handheld devices. The largest projected market opportunity for our products is in the mobile phone market, where our products enable multimedia functionality.

Since April 2002, we have been working with The Consortium for Technology Licensing Ltd. to explore opportunities to license or sell our patents. During the first quarter of fiscal year 2006, we generated a $3.5 million gain from the sale of patents that related to legacy products that NeoMagic no longer sells. During the third quarter of fiscal year 2006, we announced a patent licensing transaction with Sony Corporation where Sony paid us $8.5 million for a non-exclusive license to all of our patents. In the patent licensing transaction with Sony, we only provided Sony with a license to our patents. We did not provide Sony with any intellectual “know-how” or other confidential information that could help Sony develop products that could be competitive with NeoMagic’s products. As of April 1, 2006, we were in discussions with multiple companies that we believe have infringed on our embedded DRAM patents. The objective of our patent licensing business is to enter into patent licensing agreements with companies that have infringed or are expected to infringe on our patents. In addition, we may decide to license or sell certain additional patents in the future. Licensing revenue was $8.5 million in fiscal 2006 representing 91% of our total revenue. There was no licensing revenue in fiscal 2005 and fiscal 2004.

Our fiscal year ends on the last Sunday in January. For ease of presentation, the accompanying financial statements have been shown as ending on January 31 and calendar quarter ends for all annual and quarterly financial statement captions. Fiscal 2006 consisted of 52 weeks and ended on January 29, 2006. Fiscal year 2005 consisted of 53 weeks and ended on January 30, 2005. Fiscal year 2004 consisted of 52 weeks and ended on January 25.

Critical Accounting Policies and Estimates

NeoMagic’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to intangible assets and long-lived assets, revenue recognition, inventories and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Fair Value of Equity Instruments

The valuation of certain items, including valuation of warrants, and compensation expense related to stock options granted, involves significant estimations with underlying assumptions judgmentally determined. The valuation of warrants and stock options are based upon a Black Scholes valuation model, which involve estimates of stock volatility and other assumptions. The estimates we believe present the best form of estimating fair value.

Long Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” we evaluate the carrying value of our long-lived assets, consisting primarily of property, plant and equipment in the fourth quarter of each fiscal year, and whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decline in the market value of the assets, significant reductions in projected future cash flows or gross margins, or macroeconomic factors including a prolonged economic downturn. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we will be required to write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including gross profit margins, long-term forecasts of the amount and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down or write off long-lived assets.

We continue to periodically evaluate our long-lived assets for impairment in accordance with SFAS 144 and acknowledge it is possible that such evaluation might result in future adjustments for impairment. Such an impairment might adversely affect our operating results.

Revenue Recognition

We derive our revenue from two principal sources: product sales and license fees for patents.

We recognize revenue from non-distributor product sales when the products are shipped to the customer, title has transferred, and no obligations remain. In addition, we require the following criteria to be met before recognizing revenue: (i) execution of a written customer order, (ii) shipment of the product, (iii) fee is fixed or determinable, and (iv) collectibility of the proceeds is probable. Our shipment terms are FOB shipping point.

For products shipped to distributors, we defer recognition of product revenue until the distributors sell our products to their customers. On occasion, however, we may sell products with “End of Life” status to our distributors under special arrangements without any price protection or return privileges for which we recognize revenue upon transfer of title, typically upon shipment.

At the end of each accounting period, we determine certain factors, including sales returns and allowances, that could affect the amount of revenue recorded for the period. Sales returns provisions include considerations for known but unprocessed sales returns and estimates for unknown returns based on our historical experiences.

We recognize non-refundable fees for licensing our patents in the period when all of the following conditions are met: (i) we enter into a licensing agreement with a licensee that has been executed by both parties, (ii) delivery has occurred and we have no further obligations regarding the licensing agreement, (iii) the fee is fixed and determinable, and (iv) collectibility of the proceeds is probable.

Inventory Valuation

Our inventory valuation policy stipulates that at the end of each reporting period we write down or write off our inventory for estimated obsolescence or unmarketable inventory. The amount of the write-down or write-off is equal to the difference between the cost of the inventory and the estimated market value of the inventory based upon assumptions about future demand and market conditions. If actual market conditions are less favorable than those projected by management, additional inventory write-downs or write-offs may be required. Additionally, as we introduce product enhancements and new products, demand for our existing products in inventory may decrease, requiring additional inventory write-downs.

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

Results of Operations

Product Revenue

Product revenue was $0.9 million, $2.5 million and $1.9 million in fiscal 2006, 2005 and 2004, respectively. The large decrease in product revenue in fiscal 2006 compared to fiscal 2005 is due to decreased shipments of our MiMagic 3 applications processor. The increase in sales in fiscal 2005 compared to fiscal 2004 is primarily due to increased shipments of approximately $0.7 million of our MiMagic 3 applications processor for the handheld devices market. We expect that the percentage of our net sales represented by any one product or type of product may change significantly from period to period when new products are introduced and existing products reach the end of their product life cycles.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign manufacturers that sell to United States-based OEMs) accounted for 60%, 91% and 91% of product revenue in fiscal 2006, 2005 and 2004, respectively. We expect that export sales will continue to represent a significant portion of product revenue. All sales transactions were denominated in United States dollars. The following is a summary of our product revenue by major geographic area:

Year Ended January 31,	2006	2005	2004
Japan	5%	12%	40%
Taiwan	26%	47%	34%
Hong Kong	0%	25%	14%
Singapore	4%	0%	0%
United States	40%	9%	9%
England	15%	7%	3%
Sweden	10%	0%	0%

The following customers accounted for more than 10% of product revenue:

Year Ended January 31,	2006		2005	2004
Edom Technology Co.**	21%		33%	25%
Exadigm Inc.	32%		* %	* %
Premier Microelectronics Europe LTD**	15%		* %	* %
Silicon Media, Inc.**	*	%	8%	24%
ESS Technology International, Inc.	*	%	26%	14%
Macnica, Inc.**	*	%	* %	10%
Silicon Alliance Int.**	*	%	13%	* %

*	represents less than 10% of product revenue
**	customer is a distributor

Licensing Revenue

On September 1, 2005, we granted Sony Corporation of Tokyo, Japan a worldwide, non-exclusive license to all of our patents. In accordance with the agreement, we received gross proceeds of $8.5 million. Among the patents that were licensed to Sony Corporation are those that relate to the use of embedded dynamic random-access-memory (DRAM) technology and on-chip memories in semiconductor integrated circuits. Revenue from Sony accounted for 100% of our license revenue and 91% of our total revenue in fiscal 2006.

During the negotiations that led to the signed agreement, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York. NeoMagic and The Consortium continue to explore other opportunities to generate additional revenue from NeoMagic’s patents. However, we cannot assure you that we will be successful in doing so.

Gross Profit (Loss)

Gross profit (loss) was $5.6 million, $(0.8) million and $(0.4) million in fiscal 2006, 2005, and 2004, respectively. Cost of revenue includes amortization of deferred compensation of $8,000 and $37,000 in fiscal 2005 and 2004, respectively. There was no amortization of deferred compensation in fiscal 2006. Gross profit for fiscal year 2006 reflects licensing revenue of $8.5 million partially offset by the cost of licensing revenue of $2.9 million, which includes legal and other expenses and a commission payment to the Consortium for Technology Licensing, Ltd. of approximately $2.8 million. Gross profit on license revenues was 66.3% of license revenue in fiscal 2006. Gross profit for fiscal 2006 was unfavorably impacted by charges of $0.2 million to write-off excess inventory primarily for our MiMagic 5 applications processor and favorably impacted by the sale of $0.1 million of inventory previously written off. The increased negative margins in fiscal 2005 were largely due to the write-off of excess MiMagic 3 inventory of approximately $0.4 million. Fiscal 2004 excess inventory write-offs were approximately $0.2 million primarily related to our NMC1121 companion chip and our MiMagic 2 Applications Processor. In addition, fiscal 2005 gross loss included $0.1 million of amortization of licensed intellectual property as well as a $0.1 million impairment charge for licensed intellectual property. The negative gross margin in fiscal 2004 is generally due to under absorption of manufacturing overhead resulting from relatively low production levels.

In the future, our gross margin percentages may be affected by the mix of product revenue and licensing revenue, increased competition and related decline in unit average product selling prices (particularly with respect to older generation products), changes in the mix of products sold, timing of volume shipments of new products, the availability and cost of products from our suppliers, inventory write-offs, and manufacturing yields (particularly on new products).

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to research and development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $12.4 million, $18.2 million, and $19.7 million in fiscal 2006, 2005 and 2004, respectively. These expenses include amortization of deferred compensation of $0.3 million, $0.2 million, and $0.4 million in fiscal 2006, 2005 and 2004, respectively. We have made, and intend to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve our identified markets. The decrease in fiscal 2006 from fiscal 2005 of $5.8 million is primarily related to lower labor costs of $2.5 million due to lower headcount, decreased amortization of intellectual property of $1.0 million, decreased mask costs of $0.6 million, and lower software license and maintenance costs of $0.5 million, and lower allocated costs of $0.7 million primarily related to reduced headcount. The decrease in fiscal 2005 from fiscal 2004 of $1.5 million is primarily related to lower depreciation of $0.5 million due to certain fixed assets being fully depreciated throughout fiscal year 2005, lower outside consultant costs of $0.3 million and lower allocation costs of $0.5 million due to lower allocated IT department depreciation and other allocated costs.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $6.9 million, $7.4 million, and $7.2 million in fiscal 2006, 2005, and 2004, respectively. These expenses include amortization of deferred compensation of $0.2 million, $0.1 million, and $0.3 million in fiscal 2006, 2005, and 2004, respectively. Sales, general and administrative expenses decreased in fiscal 2006 primarily due to decreased labor costs of $0.7 million resulting from reduced headcount and lower financial auditing costs partially offset by increased professional service costs of $0.6 million. Sales, general and administrative expenses increased in fiscal 2005 due to increased labor costs of $0.4 million mainly due to reinstatement of salaries after a one-year reduction, and increased audit fees of $0.6 million offset by decreased cost of boards used to demonstrate NeoMagic products of $0.5 million and lower allocation costs of $0.2 million. Audit expenses increased in fiscal 2005 due to increased procedures required by Section 404 of the Sarbanes-Oxley Act of 2002.

Gain on Sale of Patents

On April 6, 2005, NeoMagic completed the sale of selected patents to Faust Communications, LLC, a private company, for net proceeds of approximately $3.5 million. The gross proceeds in the transaction were approximately $4.5 million. Expenses included a commission payment of approximately $1.0 million. The patents sold related to products no longer sold by NeoMagic and not to products that NeoMagic currently sells or plans to sell. NeoMagic retained a worldwide, non-exclusive license under the patents sold. The sale did not include several of NeoMagic’s important patents covering embedded DRAM technology nor any of the unique array processing technology used in NeoMagic’s MiMagic 6+ and NeoMobileTV products.

During the patent sale negotiations, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York, a company whose CEO served on the board of NeoMagic until December 2004. On March 28, 2005, NeoMagic entered into an amended and restated Patent Licensing Agreement with the Consortium governing the relationship between the two parties.

Impairment of Certain Acquired and Licensed Intangible Assets

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

Interest Income and Other

We earn interest on our cash and short-term investments. Interest income and other was $0.7 million, $0.4 million and $0.9 million in fiscal 2006, 2005 and 2004, respectively. The increase in fiscal 2006 is primarily due to increased interest rates. The decrease in fiscal 2005 is primarily due to lower average cash and short-term investment balances.

Interest Expense

Interest expense was $2.6 million, $0.5 million, and $0.3 million in fiscal 2006, 2005 and 2004, respectively. The increase in fiscal 2006 is due to interest expense of $2.0 million for accretion related to our Mandatorily Redeemable Series B Convertible Preferred Stock and interest expense recorded for the previously unrecognized debt discount upon the conversion of Mandatorily Redeemable Series B Preferred Stock in December 2005. In addition, we recorded interest expense of $0.3 million for amortization of deferred financing costs related to our Mandatorily Redeemable Series B Preferred Stock and for expensing the previously unrecognized deferred financing costs upon the conversion our Mandatorily Redeemable Series B Preferred Stock in December 2005. The increase in fiscal 2005 is due to accreted interest expense of $0.3 million recorded in fiscal 2005 related to our Mandatorily Redeemable Series B Convertible Preferred Stock, which was originally issued in August 2004. In addition, we recorded $54,000 of interest amortization for deferred financing costs related to our Mandatorily Redeemable Series B Preferred Stock during fiscal 2005.

Income Taxes

We recorded a tax benefit of $2.8 million on a pre-tax loss of $12.1 million in fiscal year 2006, which consisted of foreign income taxes, accrued interest and penalties on state and foreign tax liabilities, and a decrease in tax reserves. Our effective tax (benefit) rate was (22.94%) in fiscal 2006, 0.7% in fiscal 2005 and 0% in fiscal 2004. In fiscal year 2006, the tax benefit rate differed from the statutory rate due primarily to an increase in our valuation allowance and decrease in the tax reserves. Realization of our deferred tax assets, which have a full valuation allowance, depends on us generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. Due to the uncertainty of the timing and amount of such realization, the management has concluded that a full valuation allowance is required as of January 31, 2006.

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. However, as the Company is currently in NOL position, it has opted not to currently reinvest in the United States, as the temporary deduction is provided outside the scope of existing NOLs and would create an additional tax liability in the United States. The time for obtaining this benefit has expired.

The earnings from foreign operations in India are currently tax exempt pursuant to a tax holiday effective through 2008. The incentive provides for certain tax relief if certain conditions are met. We believe that we continued to be in compliance with these conditions at January 31, 2006.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $26.7 million, $25.0 million, and $42.6 million as of the end of fiscal 2006, 2005 and 2004, respectively. The increase in cash, cash equivalents, and short-term investments from January 31, 2005 to January 31, 2006 stems primarily from the December 2005 sale and issuance of common stock shares and warrants for net proceeds of $8.4 million. In addition, our operating loss for fiscal 2006 was partially offset by net licensing revenue of $5.6 million and the gain on the sale of patents of $3.5 million. The decrease in cash, cash equivalents, and short-term investments in fiscal 2005 stems primarily from our operating loss partially offset by net proceeds of $4.9 million from the issuance of preferred stock and warrants.

Cash and cash equivalents used in operating activities was $10.1 million, $22.3 million and $23.9 million in fiscal 2006, 2005 and 2004, respectively. The cash used in operating activities in fiscal 2006 was primarily due to net loss of $9.3 million, the gain on sale of patents of $3.5 million and decrease in income taxes payable of $2.8 million partially offset by non-cash depreciation, amortization and accretion of $3.7 million, and increases in accounts payable and other liabilities of $0.8 million. The cash used in operating activities in fiscal 2005 was primarily due to the $28.2 million net loss offset in part by non-cash depreciation and amortization of $4.0 million and an impairment charge for certain licensed intellectual property of $1.5 million. The cash used in operating activities in fiscal 2004 was primarily due to the $26.8 million net loss and decreases in accounts payable of $1.5 million and decreases in other accruals of $1.2 million, offset in part by non-cash depreciation and amortization of $4.2 million.

Net cash provided by (used in) investing activities was $19.4 million, $14.0 million and ($1.1 million) in fiscal 2006, 2005 and 2004, respectively. Net cash provided by investing activities in fiscal 2006 is primarily due to net maturities of short-term investments of $16.1 million and proceeds from the sale of patents of $3.5 million. Net cash provided by investing activities in fiscal 2005 is primarily due to net maturities of short-term investments of $14.2 million. Net cash used in investing activities in fiscal 2004 was due to net purchases of short-term investments of $0.6 million and purchases of property, plant, equipment and intangibles of $0.5 million. Continued operation of our business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of our future revenues.

Net cash provided by (used in) financing activities was $8.5 million, $4.8 million and ($0.1 million) in fiscal 2006, 2005 and 2004, respectively. In fiscal 2006, we closed the sale and issuance in a private placement of 1,500,000 shares of our common stock and warrants to purchase 749,996 shares of our common stock at an exercise price of $9.00 per share for an aggregate offering price of $9 million. Net proceeds after deducting transaction costs were $8.4 million. The net cash provided by financing activities in fiscal 2006 is due to the net proceeds from this financing of $8.4 million and the proceeds from the issuance of common stock under employee plans of $1.6 million partially offset by payments on capital lease obligations of $1.5 million. In fiscal 2005, we issued 5,000 shares of Series B Convertible Preferred Stock, Series A Warrants for the purchase of 321,739 shares of common stock at $8.20 per share and Series B Warrants warrants to purchase 200,000 shares of common stock at $8.00 per share in a private placement for net proceeds of $4.9 million. The net proceeds were used to fund operating activities. The Preferred Stock was converted into 869,565 shares of our common stock in December 2005. The Series B Warrants to purchase 200,000 shares of common stock expired unexercised in December 2004. In connection with the December 2005 private financing described above, the anti-dilution adjustments in the warrants were triggered. As a result, the Series A Warrants are now exercisable for 335,607 shares at an exercise price of $7.86 per share. See Note 8, Mandatorily Redeemable Series B Convertible Preferred Stock, in the consolidated financial statements for additional information. The net cash provided by financing activities in fiscal 2005 is due to proceeds from the issuance of Mandatorily Redeemable Series B Convertible Preferred Stock of $4.9 million and proceeds from the issuance of common stock under employee plans of $1.7 million, partially offset by payments on capital lease obligations of $1.8 million. The net cash used in financing activities in fiscal 2004 is due to payments on capital lease obligations of $1.3 million partially offset by proceeds from the issuance of common stock under employee plans of $1.2 million. The Company does not have any lines of credit.

At January 31, 2006, our principal sources of liquidity included cash and cash equivalents of $26.7 million. We believe our current cash and cash equivalents will satisfy our projected cash requirements through at least the next twelve months. However, we expect we will need to raise additional capital within the next 12 months to fund future operating activities beyond the next 12 months and are actively pursuing potential additional equity financing. If we experience a material shortfall versus our plan for fiscal 2007, we expect to take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our cash position. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all. Beyond fiscal 2007, the adequacy of our resources will depend largely on our ability to complete additional financing and our success in re-establishing profitable operations and positive operating cash flows.

Our lease for our headquarters in Santa Clara, California expires in April 2010. We lease offices in Israel and India under operating leases that expire in September 2006 for Israel and in December 2006 for India. On February 1, 2005, we entered into a sublease agreement to sub-lease 10,000 square feet of our Santa Clara facility to a third party for a two-year period starting on March 15, 2005 for $12,000 per month.

We lease software licenses under capital leases. Refer to Note 7, Obligations under Capital Leases, in the consolidated financial statements for additional information.

The future minimum payments relating to facility leases, software leases and non-cancelable purchase orders are included in the contractual obligations table below.

Contractual Obligations

The following summarizes our contractual obligations at January 31, 2006, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2007	2008	2009	2010	2011	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases *	$999	$1,028	$1,073	$1,100	$277	—	$4,477
Capital leases	1,648	643	—	—	—	—	2,291
Non-cancelable purchase orders	23	—	—	—	—	—	23

Total contractual cash obligations	$2,670	$1,671	$1,073	$1,100	$277	—	$6,791

*	Net of sublease income for sub-leasing 10,000 square feet in our Santa Clara facility to a third party for a two-year period starting on March 15, 2005 for $12,000 per month.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 31, 2006, we are not involved in SPE transactions and do not have any other off-balance sheet arrangements.

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 once the final guidance is issued.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29,” which amends Opinion 29 by eliminating the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued and made effective two Staff Positions (FSP) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004, which was signed into law on October 22, 2004. In FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a “special deduction” instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not anticipate that this legislation will impact its results of operations or financial condition.

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4, “Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event.” The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Management is currently evaluating the impact FASB 155 will have on our consolidated financial statements.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-02, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. We do not expect there to be a material impact from the adoption of EITF 05-02 on our consolidated financial position, results of operations, or cash flows.

Impact of Currency Exchange Rates

In fiscal 2006, all of our payments made to our suppliers and all of our payments received from our customers were denominated in U.S. dollars. We have in the past and may in the future enter into foreign currency forward contracts to minimize short-term foreign currency fluctuation exposures related to firm purchase commitments. We do not use derivative financial instruments for speculative or trading purposes. Our accounting policies for these instruments are based on our designation of such instruments as hedging transactions. The criteria we use for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions.

Notwithstanding the measures we have adopted, due to the unpredictability and volatility of currency exchange rates and currency controls, we cannot assure you that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

In the past, we purchased wafers in Japanese yen and used foreign currency forward exchange contracts and options to minimize short-term foreign currency fluctuation exposures related to these purchases. The Company does not use derivative financial instruments for speculative or trading purposes. We did not have any foreign currency forward contracts in fiscal 2006, 2005 and 2004.

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

The table below summarizes our investment portfolio. The table includes cash and cash equivalents, short-term investments, and related average interest rates. Principal (notional) amounts as of January 31, 2006 and 2005 maturing in fiscal 2007 and fiscal 2006, respectively are as follows:

	Fair Value
January 31,	2006	2005
(in thousands, except percentages)	Taxable	Taxable
Cash and cash equivalents	$26,695	$8,944
Weighted average interest rate	4.88%	1.84%
Short-term investments	—	16,082
Weighted average interest rate	—	2.13%

Total cash, cash equivalents and short-term investments	$26,695	$25,026

Interest earned on non-taxable investments is subject to preferential tax treatment under the Internal Revenue Code. We did not have any non-taxable investments as of January 31, 2006 and January 31, 2005.

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. At January 31, 2006, our cash and cash equivalents earned interest at an average rate of 4.9%. Due to the short-term nature of our investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at January 31, 2006, with consistent cash balances, interest income would be adversely affected by approximately $27,000 per quarter. We do not use our investment portfolio for trading or other speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Years Ended January 31,	2006	2005	2004
	(in thousands, except per share data)
Product revenue	$862	$2,466	$1,888
Licensing revenue	8,490	—	—

Total revenue	9,352	2,466	1,888

Cost of product revenue (1)	884	3,195	2,262
Cost of licensing revenue	2,861	—	—
Impairment of certain acquired and licensed intangible assets	—	89	—

Total cost of revenue	3,745	3,284	2,262
Gross profit (loss)	5,607	(818)	(374)

Operating expenses:
Research and development (2)	12,403	18,208	19,694
Sales, general and administrative (3)	6,916	7,447	7,236
Gain on sale of patents, net	(3,481)	—	—
Impairment of certain acquired and licensed intangible assets	—	1,437	—

Total operating expenses	15,838	27,092	26,930

Loss from operations	(10,231)	(27,910)	(27,304)
Interest income and other	724	415	854
Interest expense	(2,569)	(534)	(282)

Loss before income taxes	(12,076)	(28,029)	(26,732)

Income tax provision (benefit)	(2,770)	196	43

Net loss	$(9,306)	$(28,225)	$(26,775)

Basic and diluted net loss per share	$(1.32)	$(4.33)	$(4.37)

Weighted common shares outstanding	7,074	6,524	6,130
Weighted common shares outstanding assuming dilution	7,074	6,524	6,130

(1)	Includes $8 and $37 in amortization of deferred stock compensation in fiscal 2005 and 2004, respectively.

(2)	Includes $314, $240, and $408 in amortization of deferred stock compensation in fiscal 2006, 2005, and 2004, respectively.

(3)	Includes $186, $126, and $256 in amortization of deferred stock compensation in fiscal 2006, 2005, and 2004, respectively.

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

As of January 31,	2006	2005 (1)
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$26,695	$8,944
Short-term investments	—	16,082
Accounts receivable, less allowance for doubtful accounts of $0 at January 31, 2006 and 2005	9	12
Inventory	171	376
Prepaid and other current assets	800	792

Total current assets	27,675	26,206
Property, plant and equipment, net	2,368	3,835
Long-term prepaid assets	36	458
Other assets	415	215

Total assets	$30,494	$30,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,735	$1,084
Compensation and related benefits	1,024	1,017
Income taxes payable	1,059	3,851
Current portion of capital lease obligations	1,525	1,602
Other accruals	264	126

Total current liabilities	5,607	7,680
Capital lease obligations	624	2,004
Mandatorily redeemable Series B convertible preferred stock	—	2,971
Authorized, issued and outstanding shares at January 31, 2005—5,000
Other long-term liabilities	149	99
Commitments and contingencies
Registration obligation	606	—
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none at January 31, 2006 and 2005	—	—
Common stock, $.001 par value: Authorized shares—100,000,000 Issued and outstanding shares—9,517,730 at January 31, 2006 and 6,646,342 at January 31, 2005	36	33
Additional paid-in-capital	109,696	95,606
Deferred stock compensation	(531)	(1,280)
Accumulated other comprehensive loss	(2)	(14)
Accumulated deficit	(85,691)	(76,385)

Total stockholders’ equity	23,508	17,960

Total liabilities and stockholders’ equity	$30,494	$30,714

(1)	Certain items previously reported have been reclassed to conform with the current period’s presentation.

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended January 31,	2006	2005	2004
	(in thousands)
Operating activities
Net loss	$(9,306)	$(28,225)	$(26,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,667	2,059	3,023
Amortization and accretion	2,029	1,969	1,212
Gain on sale of patents	(3,481)	—	—
Gain (loss) on disposal of property, plant and equipment	—	(1)	(11)
Amortization of deferred compensation	500	374	701
Impairment of certain acquired and licensed intangible assets	—	1,526	—
Changes in operating assets and liabilities:
Accounts receivable	3	372	(152)
Inventory	205	(274)	433
Prepaid and other current assets	(10)	213	364
Long term prepaid and other assets	422	22	134
Accounts payable	651	(260)	(1,520)
Compensation and related benefits	7	(240)	(136)
Income taxes payable	(2,792)	176	42
Other accruals and other long-term liabilities	188	22	(1,198)

Net cash used in operating activities	(9,917)	(22,267)	(23,883)

Investing activities
Proceeds from sale of patents	3,481	—	—
Proceeds from sale of property, plant and equipment	—	6	14
Purchases of property, plant, equipment and intangibles	(200)	(116)	(519)
Purchase of long-term investment	(200)	—	—
Purchases of short-term investments	(63,096)	(30,809)	(56,798)
Maturities of short-term investments	79,192	44,959	56,200

Net cash provided by (used in) investing activities	19,177	14,040	(1,103)

Financing activities
Payments on capital lease obligations	(1,457)	(1,807)	(1,329)
Net proceeds from common stock financing	8,350	—	—
Net proceeds from issuance of common stock, net of repurchases	1,598	1,701	1,229
Net proceeds from issuance of mandatorily redeemable Series B convertible preferred stock and warrants to purchase common stock	—	4,935	—

Net cash provided by (used in) financing activities	8,491	4,829	(100)

Net increase (decrease) in cash and cash equivalents	17,751	(3,398)	(25,086)
Cash and cash equivalents at beginning of year	8,944	12,342	37,428

Cash and cash equivalents at end of year	$26,695	$8,944	$12,342

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In- Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 31, 2003	6,054,791	$30	$89,237	$(4)	$9	$(21,385)	$67,887

Issuance of common stock under stock option plan	94,673	1	658	—	—	—	659
Issuance of common stock under employee stock purchase plan	115,740	1	569	—	—	—	570
Issuance of common stock under stock award plan	108,036	—	621	(621)	—	—	—
Addition to deferred compensation for stock options	—	—	572	(572)	—	—	—
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(31)	31	—	—	—
Amortization of deferred stock compensation	—	—	—	631	—	—	631
Stock compensation for non-employee stock options	—	—	70	—	—	—	70
Repayment of note receivable from stockholder	—	—	(1,200)	—	—	—	(1,200)
Components of comprehensive loss:
Net loss	—	—	—	—	—	(26,775)	(26,775)
Change in unrealized gain on investments	—	—	—	—	(15)	—	(15)
Total comprehensive loss	—	—	—	—	—	—	(26,790)

Balance at January 31, 2004	6,373,240	$32	$90,496	$(535)	$(6)	$(48,160)	$41,827

Issuance of common stock under stock option plan	116,683	—	988	—	—	—	988
Issuance of common stock under employee stock purchase plan	147,261	1	712	—	—	—	713
Issuance of common stock under stock award plan	10,555	—	—	—	—	—	—
Addition to deferred compensation for stock options	—	—	1,493	(1,493)	—	—	—
Reduction of unamortized deferred compensation on unvested options due to employee terminations	(1,397)	—	(434)	434	—	—	—
Amortization of deferred stock compensation	—	—	—	314	—	—	314
Stock compensation for non-employee stock options	—	—	60	—	—	—	60
Series A and B warrants to purchase common stock issued in connection with sale of mandatorily redeemable preferred stock, net of transaction costs	—	—	2,291	—	—	—	2,291
Components of comprehensive loss:
Net loss	—	—	—	—	—	(28,225)	(28,225)
Change in unrealized gain on investments	—	—	—	—	(8)	—	(8)
Total comprehensive loss	—	—	—	—	—	—	(28,233)

Balance at January 31, 2005	6,646,342	$33	$95,606	$(1,280)	$(14)	$(76,385)	$17,960

Issuance of common stock under stock option plan	363,609	—	1,295	—	—	—	1,295
Issuance of common stock under employee stock purchase plan	138,214	—	303	—	—	—	303
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(348)	348	—	—	—
Amortization of deferred stock compensation	—	—	34	401	—	—	435
Stock compensation for non-employee stock options	—	—	65	—	—	—	65
Conversion of mandatorily redeemable preferred stock into common stock	869,565	1	4,999	—	—	—	5,000
Proceeds from issuance of common stock with detachable warrants, net of transaction costs of $650	1,500,000	2	8,348	—	—	—	8,350
Temporary equity provision for liquidating damages relating to maintaining effective registration statement			(606)				(606)
Components of comprehensive loss:
Net loss	—	—	—	—	—	(9,306)	(9,306)
Change in unrealized gain on investments	—	—	—	—	12	—	12
Total comprehensive loss	—	—	—	—	—	—	(9,294)

Balance at January 31, 2006	9,517,730	$36	$109,696	$(531)	$(2)	$(85,691)	$23,508

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

The Company incurred significant net losses and negative cash flows from operations during each of the past several fiscal years and had working capital of $22.1 million at January 31, 2006, up from $18.5 million at January 31, 2005. At January 31, 2006, the Company’s principal sources of liquidity included cash and cash equivalents of $26.7 million. While a forecast of future events is inherently uncertain, the Company believes its current cash and cash equivalents will satisfy its projected cash requirements through at least the next twelve months. If the Company experiences a material shortfall versus its plan for fiscal 2007, it expects to take all appropriate actions to ensure the continuing operation of its business and to mitigate any negative impact on its cash position. The Company believes it can take actions to achieve further reductions in its operating expenses, if necessary. The Company also believes that it can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all. Beyond fiscal 2007, the adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in re-establishing profitable operations and positive operating cash flows.

Basis of Presentation

For all periods presented, share and per share information in these consolidated financial statements and notes have been adjusted to reflect the Company’s 1 for 5 reverse stock split effective after the close of market on August 12, 2005.

The Company’s fiscal year ends on the last Sunday in January. For ease of presentation, the accompanying financial statements have been shown as ending on January 31 and calendar quarter ends for all annual and quarterly financial statement captions. Fiscal year 2006 consisted of 52 weeks and ended on January 29, 2006. Fiscal year 2005 consisted of 53 weeks and ended on January 30, 2005. Fiscal year 2004 consisted of 52 weeks and ended on January 25, 2004.

The consolidated financial statements include the accounts of NeoMagic and its wholly owned subsidiaries. NeoMagic is not involved with any variable interest entities, as defined by the Financial Accounting Standards Board (FASB) Interpretation No. 46(R). Intercompany accounts and transactions have been eliminated. Accounts denominated in non-United States currencies have been remeasured using the United States dollar as the functional currency.

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes revenue from non-distributor product sales when the products are shipped to the customer, title has transferred, and no obligations remain. In addition, the Company requires the following criteria to be met before recognizing revenue: (i) execution of a written customer order, (ii) shipment of the product, (iii) fee is fixed or determinable, and (iv) collectibility of the proceeds is probable. The Company’s shipment terms are FOB shipping point.

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

At the end of each accounting period, the Company makes a determination of certain factors including sales returns and allowances, that could affect the amount of revenue recorded for the period. Sales returns provisions include considerations for known but unprocessed sales returns and estimation for unknown returns based on our historical experiences.

The Company recognizes non-refundable fees for licensing our patents in the period when all of the following conditions are met: (i) the Company enters into a licensing agreement with a licensee that has been executed by both parties, (ii) delivery has occurred and the Company has no further obligations with respect to the licensing agreement, (iii) the fee is fixed and determinable, and (iv) collectibility of the proceeds is probable.

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

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of January 31, 2006 and 2005, and consists of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
January 31, 2006
Cash and cash equivalents:
Money market funds	$1,345	$—	$1,345
Commercial paper	23,698	(2)	23,696
U.S. Government Agencies	994	—	994
Bank accounts	660	—	660

Total	$26,697	$(2)	$26,695

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
January 31, 2005
Cash and cash equivalents:
Money market funds	$5,194	$—	$5,194
Commercial paper	2,697	(1)	2,696
Bank accounts	1,054	—	1,054

Total	$8,945	$(1)	$8,944

Short-term investments:
Corporate bonds	$2,080	$(4)	$2,076
Corporate notes	523	(1)	522
Auction rate securities	9,990	—	9,990
U.S. Government agencies	3,502	(8)	3,494

Total	$16,095	$(13)	$16,082

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

Inventory consists of:	January 31, 2006	January 31, 2005
	(in thousands)
Raw materials	$1	$115
Work in process	11	52
Finished goods	159	209

Total	$171	$376

Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets, consisting primarily of property, plant and equipment in the fourth quarter of each fiscal year, and whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decline in the Company’s market value, significant reductions in projected future cash flows or gross margins, or macroeconomic factors, including a prolonged economic downturn. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company will be required to write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including gross profit margins, long-term forecasts of the amount and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of the Company’s tangible long-lived assets, including replacement cost, economic obsolescence, and

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of the Company’s long-lived assets, thereby requiring the Company to write down the assets.

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

Property, plant and equipment consist of the following (in thousands):

	2006	2005
January 31,
Property, plant and equipment:
Computer equipment and software	$11,152	$11,084
Furniture and fixtures	1,716	1,719
Machinery and equipment	1,515	1,400

Total	14,383	14,203
Less accumulated depreciation and amortization	(12,015)	(10,368)

Property, plant and equipment, net	$2,368	$3,835

Other Assets

Other assets at January 31, 2006 includes an investment in Neonode Inc. (“Neonode”) of $200,000 and long term lease deposits for our leased facilities. As of January 31, 2005, other assets consists of long term lease deposits for our leased facilities. The investment in Neonode represents less than 1.5% of Neonode’s outstanding common stock. Neonode is a private company that has sold mobile phones that incorporate NeoMagic’s products.

Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the years ended January 31, 2006 and 2005. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant for fiscal 2006, 2005, and 2004.

Concentration of Credit Risk

The Company sells its products to manufacturers of mobile phones and other handheld devices. The Company performs continuing credit evaluations of its customers and, generally, does not require collateral. Letters of credit may be required from its customers in certain circumstances.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive loss on available for sale securities. Net comprehensive loss for the three years ended January 31, 2006, 2005 and 2004, respectively, is as follows (in thousands):

Years ended January 31,	2006	2005	2004
Net loss	$(9,306)	$(28,225)	$(26,775)
Net change in unrealized loss on available for sale securities	12	(8)	(15)

Net comprehensive loss	$(9,294)	$(28,233)	$(26,790)

Total accumulated other comprehensive loss was $2,000 and $14,000 at January 31, 2006 and 2005, respectively. Accumulated other comprehensive loss consists entirely of unrealized losses on available for sale securities.

Research and Development Costs

Research and development costs are charged to expense when incurred.

Shipping and Handling Costs

The Company’s shipping terms are FOB shipping point and our customers are responsible for paying all shipping and handling costs directly to the shipping company.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were immaterial in fiscal 2006, 2005 and 2004, respectively.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation

At January 31, 2006, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. See Note 4 of the Notes to the Consolidated Financial Statements for description of the plans operated by the Company. The Company accounts for these plans under the intrinsic value method. The following table illustrates the pro forma effect on net loss and loss per share if the Company had applied the fair value recognition method in accordance with SFAS 123 (in thousands, except per share data):

Year Ended January 31,	2006	2005	2004
Net loss, as reported	$(9,306)	$(28,225)	$(26,775)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	500	374	701
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(5,131)	(3,959)	(3,606)

Pro forma net loss	(13,937)	(31,810)	(29,680)

Reported basic and diluted loss per share	$(1.32)	$(4.33)	$(4.37)

Pro forma basic and diluted loss per share	$(1.97)	$(4.88)	$(4.84)

The fair value for these options was estimated at the date of grant using a Black-Scholes option-pricing model.

On October 28, 2005, the Company accelerated the vesting of unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $10.00 per share previously awarded to its employees, including its executive officers and its directors, under the Company’s equity compensation plans. Options to purchase 221,240 shares of the Company’s common stock became exercisable immediately. The weighted average exercise price of the options subject to the acceleration was $14.06 per share.

The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operations, upon adoption of FASB Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R is effective for the Company beginning in the first quarter of fiscal year 2007, and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company’s consolidated financial statements. The pre-tax charge to be avoided amounts to approximately $1.8 million over the course of the original vesting periods, which on average is approximately 1.6 years from the effective date of acceleration. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. The Company believes that because the accelerated options had exercise prices in excess of the current market value of the Company’s common stock, the options had limited economic value and are not fully achieving their original objective of incentive compensation and employee retention.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2006, 2005 and 2004, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

	Employee Option Plans			Employee Stock Purchase Plan
Year Ended January 31,	2006	2005	2004	2006	2005	2004
Risk-free interest rates	4.0%	3.2%	2.7%	4.1%	2.1%	1.3%
Volatility	.81	.91	.79	1.27	.80	.70
Expected life of option in years	4.81	3.34	4.13	.75	1.66	.76

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

Recent Accounting Pronouncements

In March 2004, the Financial Accounting Standards Board (“FASB”) issued EITF Issue No. 03-1 (“EITF 03-1”), “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” which provides new guidance for assessing impairment losses on investments. Additionally, EITF 03-1 includes new disclosure requirements for investments that are deemed to be temporarily impaired. In September 2004, the FASB delayed the accounting provisions of EITF 03-1; however, the disclosure requirements remain effective for annual periods ending after June 15, 2004. The Company will evaluate the impact of EITF 03-1 on its financial statements once the final guidance is issued.

In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” SFAS No. 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not believe the adoption of SFAS No. 151 will have a material effect on its consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Non-monetary Assets—an amendment of APB Opinion No. 29,” which amends Opinion 29 by eliminating the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. A non-monetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for fiscal years beginning after June 15, 2005, and implementation is done prospectively. Management does not expect the implementation of this new standard to have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2004, the FASB issued and made effective two Staff Positions (FSPs) that provide accounting guidance on how companies should account for the effect of the American Jobs Creation Act of 2004 that was

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

signed into law on October 22, 2004. In FSP FAS 109-1, “Application of FASB Statement No. 109, Accounting for Income Taxes, to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004,” the FASB concluded that the special tax deduction for domestic manufacturing, created by the new legislation, should be accounted for as a “special deduction” instead of a tax rate reduction. As such, the special tax deduction for domestic manufacturing is recognized no earlier than the year in which the deduction is taken on the tax return. FSP FAS 109-2, “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creation Act of 2004,” allows additional time to evaluate the effects of the new legislation on any plan for reinvestment or repatriation of foreign earnings for purposes of applying FASB Statement No. 109. The Company does not anticipate that this legislation will impact its results of operations or financial condition.

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of FASB Statement No. 123R to incorporate the concept articulated in footnote 16 of FAS 123R. That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123R, a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) before the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

In February 2006, the FASB issued FASB Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Management is currently evaluating the impact FASB 155 will have on our consolidated financial statements.

In September 2005, the Financial Accounting Standards Board Emerging Issues Task Force issued EITF 05-02, “The Meaning of ‘Conventional Convertible Debt Instrument’ in EITF Issue No. 00-19, ‘Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.’” EITF 05-02 is effective for new instruments entered into and instruments modified in reporting periods beginning after June 29, 2005. We do not expect there to be a material impact from the adoption of EITF 05-02 on our consolidated financial position, results of operations, or cash flows.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. LOSS PER SHARE

Per share information is as follows:

Year Ended January 31,	2006	2005	2004
	(in thousands, except per share data)
Numerator:
Net loss	$(9,306)	$(28,225)	$(26,775)

Denominator:
Denominator for basic and diluted loss per share—weighted-average outstanding shares	7,074	6,524	6,130
Basic and diluted loss per share	$(1.32)	$(4.33)	$(4.37)

For fiscal years 2006, 2005 and 2004, basic loss per share equals diluted loss per share due to the net loss for the year. During fiscal 2006, 2005, and 2004, the Company excluded options, warrants and convertible instruments to purchase 2,168,601, 2,200,492 and 1,594,418 shares of common stock, respectively, from the diluted loss per share computation because the effect was anti-dilutive for these fiscal years.

3. INCOME TAXES

Loss before taxes and the provision (benefit) for income taxes in fiscal 2006, 2005 and 2004 consists of the following:

Year Ended January 31,	2006	2005	2004
	(in thousands)
Income (loss) before taxes
U. S.	$(12,589)	$(26,953)	$(27,047)
Foreign	513	(1,076)	315

Total loss before taxes	$(12,076)	$(28,029)	$(26,732)

Provision (benefit) for taxes
Current:
U.S.	$26	$27	$—
Foreign	(2,796)	169	43

Total provision (benefit) for income taxes	$(2,770)	$196	$43

The Company’s income tax provision (benefit) differs from the federal statutory rate of 35% due to the following:

Year Ended January 31,	2006	2005	2004
	(in thousands except percentages)
Pretax loss	$(12,076)	$(28,029)	$(26,732)
Federal statutory rate	35%	35%	35%
Expected benefit	(4,227)	(9,810)	(9,356)
Foreign taxes	25	169	43
Tax reserves	(2,795)	—	—
Accretion of interest on debentures	710	—	—
Net operating loss not currently benefited	3,530	9,607	9,406
Non-deductible amortization of deferred compensation	—	91	(59)
Other	(13)	139	9

Provision (Benefit) for income taxes	$(2,770)	$196	$43

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Year Ended January 31,	2006	2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$33,749	$31,574
Research and development credit	8,865	4,684
Acquisition costs	53	1,950
Reserves and accruals	553	529
Capitalized research and development	2,906	3,351
Other	1,918	1,295

Total deferred tax assets	48,044	43,383
Valuation allowance	$(48,044)	$(43,383)

Net deferred tax assets	—	—

Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. At January 31, 2006, the Company has provided a valuation allowance of $48 million equal to its total deferred tax assets due to uncertainties surrounding their realization. The valuation allowance increased by $4.6 million, $18.9 million, and $10.5 million in fiscal 2006, 2005 and 2004, respectively. At January 31, 2006, approximately $3.4 million of the valuation allowance referenced above relates to the tax benefit of stock option deductions that will be credited to additional paid in capital, when realized.

As of January 31, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $86.1 million. The federal net operating loss will expire in fiscal years beginning in 2023. The Company also had research and development credit carryforwards for federal income tax purposes of approximately $4.1 million, which start to expire in fiscal years beginning in 2019. In addition, the Company had net operating losses and research and development tax credits for state income tax purposes of approximately $63 million and $4.8 million, respectively. The state net operating loss will start to expire in the years beginning in 2013, and state research and development tax credits will not expire. Utilization of the Company’s federal net operating loss and research credit carryforwards may be subject to an annual limitation due to the “change of ownership” provisions of the Tax Reform Act of 1986. The annual limitation may result in the expiration of net operating loss and research credit carryforwards before utilization.

Income taxes payable balances on the Consolidated Balance Sheets are represented by accruals recorded by the Company for income tax liabilities. Income tax liabilities are recorded in accordance with the SFAS 5 criteria of being estimable and probable.

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. However, as the Company is currently in NOL position, it has opted not to currently reinvest in the United States, as the temporary deduction is provided outside the scope of existing NOLs and would create an additional tax liability in the United States. The time for obtaining this benefit has expired.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The earnings from foreign operations in India are currently tax exempt pursuant to a tax holiday effective through 2008. The incentive provides for certain tax relief if certain conditions are met. The Company believes that it continued to be in compliance with these conditions at January 31, 2006.

The Company realized a benefit of approximately $3.1 million in the current year, which was primarily attributable to a percentage of the potential tax liability, including interest, for NeoMagic Cayman’s deferred income. As of January 31, 2006, the statute of limitations expired and the Cayman entity was liquidated; therefore, the reserve was released. NeoMagic also increased tax reserves by approximately $335,000 to accrue for potential interest and penalties on outstanding state and foreign reserves.

4. STOCKHOLDERS’ EQUITY

Warrants

The Company granted warrants in connection with the securities purchase agreement entered into with Satellite Strategic Finance Associates, LLC in August 2004. The warrants were to purchase (i) 200,000 shares of NeoMagic common stock at an exercise price of $8.00 per share, exercisable until 90 days after the date that the registration statement was filed by the Company covering the securities and declared effective by the Securities and Exchange Commission, and (ii) 321,739 shares of common stock at $8.20 per share, exercisable until August 20, 2009. The Securities and Exchange Commission declared the Company’s filing effective September 24, 2004 and the warrants for the purchase of 200,000 shares expired on December 26, 2004. On December 16, 2005, NeoMagic closed the sale and issuance of shares of its Common Stock and warrants to purchase Common Stock (described below) that created a dilutive effect to Satellite’s warrants. An adjustment was made to increase the warrant purchase amount to 335,607 shares of common stock and to decrease the purchase price to $7.86 per share. As of January 31, 2006, none of the 335,607 warrants had been exercised. See Note 8 Mandatorily Redeemable Series B Preferred Stock, for additional information.

On December 16, 2005, NeoMagic closed the sale and issuance to various investors of (i) 1,500,000 shares of its Common Stock, $.001 par value (the “Shares”), and (ii) warrants to purchase 749,996 shares of Common Stock at an exercise price of $9.00 per share (the “Warrants”). The Company sold and issued the Shares and the Warrants for an aggregate offering price of $9 million. After deducting offering costs, net cash proceeds received by the Company were $8.4 million.

The Warrants provide that each holder of a Warrant may exercise its Warrant for shares of Common Stock at an exercise price of $9.00 per share. Each Warrant is not exercisable until the date that is six months after the issuance date of such Warrant. The Warrants provide for adjustments to the exercise price and number of shares for which the Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions and reclassifications, subject to a minimum price of $7.79.

Stock Plan

In accordance with the 2003 Stock Plan (the “Plan”), the Board of Directors may grant nonstatutory stock options and stock purchase rights to employees, consultants and directors. Incentive stock options may be granted only to employees. The Company has a total of 1,003,193 shares reserved under the Plan for future issuance. The Plan terminates in 2013. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a ninety-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of January 31, 2006, no shares of common stock were subject to this repurchase provision. Other options granted under the Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. The 2003 Plan is subject to an automatic increase for unexercised forfeited shares issued in the 1993 Plan. As of January 31, 2006, the maximum number of options outstanding and unexercised in the 1993 Plan was 264,601.

Under the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”, the Board of Directors may grant nonstatutory stock options to employees, consultants and officers’ upon their initial employment. The Company has a total of 1,243,874 shares reserved under the 1998 Plan for future issuance. Unless terminated sooner, the 1998 Plan will terminate automatically in June 2008.

Under the 1993 Stock Plan (the “1993 Plan”), the Board of Directors may grant incentive stock options, nonstatutory stock options and stock purchase rights to employees, consultants and directors. The Company has a total of 264,601 shares reserved under the 1993 Plan for future issuance. The 1993 Plan terminated in September 2003. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a ninety-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of January 31, 2006, no shares of common stock were subject to this repurchase provision. Other options granted under the 1993 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. Unexercised forfeited shares are transferable to the 2003 Plan as provided within the 2003 Plan.

On October 28, 2005, the Company accelerated the vesting of unvested and “out-of-the-money” stock options with exercise prices equal to or greater than $10.00 per share previously awarded to its employees, including its executive officers and its directors, under the Company’s equity compensation plans. Options to purchase 221,240 shares of the Company’s common stock became exercisable immediately. The weighted average exercise price of the options subject to the acceleration was $14.06 per share.

The purpose of the acceleration is to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operations, upon adoption of FASB Statement of Financial Accounting Standards No. 123R “Share-Based Payment” (“SFAS 123R”). SFAS 123R is effective for the Company beginning in the first quarter of fiscal year 2007, and will require that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company’s consolidated financial statements. The pre-tax charge to be avoided amounts to approximately $1.8 million over the course of the original vesting periods, which on average is approximately 1.6 years from the effective date of acceleration. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. The Company believes that because the accelerated options have exercise prices in excess of the current market value of the Company’s common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention.

On December 22, 2005, the Company entered into an amendment to its 1998 Nonstatutory Stock Plan (the “1998 Plan”) to permit holders of certain stock options to voluntarily make irrevocable advance elections to reduce the exercise period for such stock options. These advance elections could qualify certain stock options for exemptions from the potentially unfavorable tax effects imposed by Section 409A of the Internal Revenue Code, and the proposed regulations issued thereunder (collectively, “Section 409A”).

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Specifically, the 1998 Plan was amended to authorize and provide the framework necessary for the implementation of a short-term deferral exercise election; that is, certain eligible stock option holders may elect to exercise stock options that vest in a given calendar year by no later than March 15th of the following year.

If an option holder decides to make this election, the stock option agreement underlying the eligible stock options subject to the election will be automatically amended to the extent necessary to implement the election.

A summary of the Company’s stock option activity under the three plans, and related information for the three years ended January 31, 2006 follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price
Balance at January 31, 2003	1,860,123	$17.60
Granted	976,090	11.95
Exercised	(94,673)	6.95
Canceled	(435,492)	30.25

Balance at January 31, 2004	2,306,048	$13.30

Granted	752,253	6.55
Exercised	(116,683)	8.45
Canceled	(483,728)	12.75

Balance at January 31, 2005	2,457,890	$11.55

Granted	715,536	2.21
Exercised	(363,626)	3.56
Canceled	(987,702)	13.29

Balance at January 31, 2006	1,822,098	$8.52

At January 31, 2006, options to purchase 1,176,104 shares of common stock were vested at prices ranging from $1.35 to $106.56 and 689,570 shares of common stock were available for future grants under the plans.

The following table summarizes information about stock options outstanding at January 31, 2006:

Options Outstanding and Exercisable

Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$1.35—$2.75	719,030	8.05	$1.98	42,432	$1.97
$2.76—$6.75	222,785	6.17	4.89	102,131	5.10
$6.76—$12.90	311,923	4.91	12.12	309,633	12.15
$12.91—$14.85	292,905	3.87	14.10	292,905	14.10
$14.86—$20.00	202,455	5.87	16.23	202,455	16.23
$20.01—$38.91	71,500	2.72	24.08	71,500	24.08
$38.92—$106.56	1,500	3.50	67.60	1,500	67.60

	1,822,098	6.16	$8.52	1,022,556	$13.30

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Preferred Stock

In fiscal 2000, the Board of Directors approved an amendment to the Certificate of Incorporation to allow the issuance of up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders.

Employee Stock Purchase Plan

A total of 979,402 shares of common stock has been reserved for issuance under the 1997 Employee Stock Purchase Plan (“Purchase Plan”). The 1997 Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping twenty-four month offering periods that begin every six months. Each twenty-four month offering period includes four six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant’s accumulated payroll deductions. The 1997 Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under the 1997 Purchase Plan is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period.

In fiscal 2006, 2005, and 2004, 138,214, 147,261, and 115,740 shares, respectively, of common stock at an average price of $2.20, $4.80, and $4.90 per share, respectively, were issued under the 1997 Purchase Plan. There were 353,735 shares available for future purchase under the Purchase Plan at January 31, 2006.

Stock-Based Compensation

The Company has elected to follow the intrinsic value method in accounting for its employee stock awards. Under the intrinsic value method, when the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation is recognized.

Had compensation costs been determined based upon the fair value at the grant date for awards under these plans, the Company’s fiscal 2006 net loss and loss per share would have increased by approximately $4.6 million, or $0.65 per share. The Company’s fiscal 2005 net loss and loss per share would have increased by approximately $3.6 million, or $0.55 per share. The Company’s fiscal 2004 net loss and loss per share would have increased by approximately $2.9 million, or $0.47 per share. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option’s vesting period and stock purchased under the 1997 Purchase Plan is amortized over the six-month purchase period.

There were no options granted during fiscal 2006 with an exercise price less than the market price at the date of grant. The weighted average fair value of options granted during fiscal 2005 and fiscal 2004 with exercise prices less than the market price at the date of grant is $3.80 and $5.05 per share, respectively. The weighted average fair value of options granted during fiscal 2006, 2005 and 2004 with exercise prices equal to the market price at the date of grant is $2.21, $9.65, and $12.70 per share, respectively.

Deferred Stock Compensation

In connection with the grant of certain stock options to employees in fiscal 2005 and fiscal 2004, the Company recorded deferred stock compensation of $1,493,000 and $572,000, respectively, for the difference between the fair value of common stock at the date of grant and the option exercise price. These amounts are presented as a credit to additional paid-in capital with an offsetting debit to deferred stock compensation included

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

in stockholders’ equity and are amortized over the vesting period of the related options. In connection with the grant of certain stock awards to employees in fiscal 2004, the Company recorded deferred stock compensation of $621,000 for the difference of the par value of common stock and the fair market value on the Board of Director approval date. The majority shares for the stock awards were issued to restricted accounts on September 18, 2003 and released on March 1, 2004 while the residual 10,555 shares were issued on March 1, 2004. This amount was presented as a credit to additional paid-in capital with an offsetting debit to deferred stock compensation included in stockholders’ equity and was amortized over the vesting period of the related award. In fiscal 2006, 2005, and 2004, $348,000, $434,000, and $31,000, respectively was recorded as reductions to deferred stock compensation to reflect the unamortized portion of deferred stock compensation related to the cancellation of unvested options upon employee terminations.

5. SAVINGS PLAN

The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 60% of their pre-tax salaries per year, but not more than the statutory limits. Before January 1, 2003, the Company contributed $0.30 for every dollar the employee contributed to the plan up to the first 6% of earnings. The Company stopped the employer match as of January 1, 2003. The Company made no matching contributions to employees in fiscal 2006, 2005, and 2004.

6. IMPAIRMENT CHARGES FOR INTANGIBLE ASSETS

There were no intangible assets outstanding as of January 31, 2006 and January 31, 2005, respectively.

Amortization expense for other intangible assets was $0, $1,642 and $1,212 thousand in fiscal 2006, 2005 and 2004, respectively.

During the fourth quarter of fiscal 2005 the company determined that certain licensed intellectual property was impaired and recorded an impairment charge of $1.5 million of which $0.1 million was charged to cost of sales for licensed intellectual property that related to products currently in production. The impairment was caused by a decline in the related sales forecasts of products associated with the licensed intellectual property. The impairment charge recorded represents the amount by which the carrying amount of the licensed intellectual property exceeded its fair value, which was determined based on the Company’s estimated discounted future cash flows identifiable to the licensed intellectual property.

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

January 31,	2006	2005
	(in thousands)
Property, plant and equipment under capital lease	$4,243	$4,243
Accumulated depreciation	(2,229)	(821)

Net property, plant and equipment under capital lease	$2,014	$3,422

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts capitalized under leases are being amortized over a three-year period and included as part of depreciation expense.

Future minimum payments under the capital leases consist of the following as of January 31, 2006:

(in thousands)
2007	1,648
2008	643

Total minimum lease payments	2,291
Less: amount representing interest	(142)

Present value of net minimum lease payments	2,149
Less: current portion	(1,525)

Long-term portion	$624

8. MANDATORILY REDEEMABLE SERIES B CONVERTIBLE PREFERRED STOCK

On August 20, 2004, the Company issued 5,000 shares of Mandatorily Redeemable Series B Convertible Preferred Stock (the “Series B Preferred Stock”), Series A Warrants for the purchase of 321,739 shares of common stock at $8.20 per share, and Series B Warrants for the purchase of 200,000 shares of common stock at $8.00 per share for an aggregate cash purchase price of $5,000,000. After deducting certain transaction costs of $65,000, net cash proceeds received by the Company were $4,935,000. In addition, the Company incurred out-of-pocket expenses of approximately $392,000 related to the financing. The Series B Preferred Stock was convertible at the option of the investor into 869,565 shares of the Company’s Common Stock at a conversion price of $5.75 per share, and was subject to certain anti-dilution provisions. The Series B Preferred Stock had a stated maturity on the third anniversary of the closing date. The Series B Preferred Stock was redeemable by the Company for a mandatory payment of $5 million three years from the issue date of August 20, 2004 if the conversion option had not been exercised. The Series B Preferred Stock had liquidation preferences over the Company’s Common Stock and had no voting rights. Furthermore, when the preferred stock remained outstanding, provisions of the Preferred Stock limited our ability to issue any security with seniority to or parity with the Preferred Stock. In addition, there were restrictions on dividend payments as long as the Series B Convertible Preferred Stock remained outstanding. The Preferred Stockholder converted all of the Preferred Stock into 869,565 shares of the Company’s Common Stock in December 2005. The Series A Warrants to purchase common stock are exercisable for five years from the date of issuance. The Series B Warrants to purchase common stock were exercisable until 90 days after the date that the registration statement relating to the common shares underlying the securities issued in this transaction was declared effective by the Securities and Exchange Commission. On September 24, 2004, this registration statement was declared effective and the Series B Warrants expired unexercised on December 26, 2004.

In accordance with SFAS 150, the Company classified the estimated fair value of the Mandatorily Redeemable Series B Convertible Preferred Stock as a liability. The Company estimated the fair values of the Series B Preferred Stock and the Series A and B Warrants and allocated the net proceeds of $4,935,000 based on relative fair values in accordance with EITF 00-27 “Application to EITF Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and calculated the intrinsic value of the conversion option embedded within the convertible preferred stock using the effective conversion price of $5.75 per common share. The intrinsic value of the beneficial conversion option calculated was $1,203,000 and the fair value allocated to the Series A and Series B warrants was $1,153,000. The fair value allocated to the warrants and the intrinsic value of the beneficial conversion option were recorded as credits to additional paid in capital in stockholders’ equity on the

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

consolidated balance sheet with an offsetting amount of $2,356,000 treated as a discount and a reduction in the $5 million liability recorded for the Mandatorily Redeemable Series B Convertible Preferred Stock. The discount was amortized using the effective interest rate method in accordance with EITF 00-27. The net-recorded liability of $2,644,000 for the Mandatorily Redeemable Series B Convertible Preferred Stock was accreting to the redemption value of $5 million through charges to interest expense over the three-year period until mandatory redemption. The Preferred Stockholder converted all of the Preferred Stock into 869,565 shares of the Company’s Common Stock in December 2005. The Company recognized the remaining unamortized debt discount as interest expense upon conversion in accordance with EITF 00-27. The Company reclassified the remaining $5 million liability recorded for the Mandatorily Redeemable Series B Convertible Preferred Stock to Common Stock and Paid-in-Capital upon conversion. The Company accreted and recognized interest expense on conversion totaling $2.0 million in fiscal 2006. The Company accreted interest expense of $327,000 during fiscal 2005.

The Company’s out-of-pocket expenses of approximately $392,000 related to the financing were recorded as deferred financing costs on the consolidated balance sheets with $131,000 recorded in current assets. The Company recognized the unamortized deferred financing costs as interest expense upon conversion. The Company recorded amortization of deferred financing costs and recognized interest expense on conversion totaling $337,000 in fiscal 2006. The Company recorded amortization of the deferred financing costs to interest expense of $54,000 during fiscal 2005.

9. EQUITY FINANCING

On December 16, 2005, NeoMagic closed the sale and issuance of (i) 1,500,000 shares of its Common Stock, $.001 par value (the “Shares”), and (ii) warrants to purchase 749,996 shares of Common Stock at an exercise price of $9.00 per share (the “Warrants”). The Company sold and issued the Shares and the Warrants for an aggregate offering price of $9 million. After deducting offering costs, net cash proceeds received by the Company were $8.4 million.

The Warrants provide that each holder of a Warrant may exercise its Warrant for shares of Common Stock at an exercise price of $9.00 per share. Each Warrant is not exercisable until June 16, 2006. The Warrants provide for adjustments to the exercise price and number of shares for which the Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions, reclassifications and, subject to a minimum price of $7.79 per share.

The proceeds were allocated between the common stock and the warrants based on their respective fair values. The warrants were classified as equity in accordance with EITF No. 00-19 “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). As both the common stock and warrants are equity instruments the proceeds from the issuance was allocated on the relative fair value method; however, the Company is aggregating them for financial reporting purposes. This financing transaction is shown on the Statement of Stockholders Equity as Proceeds from issuance of common stock with detachable warrants.

Investor agreements associated with the December 16, 2005 financing required NeoMagic to register the Shares and Warrants with the SEC. The registration statement for the Shares and Warrants was declared effective on January 25, 2006. The investor agreements also require NeoMagic to maintain the effectiveness of the registration statement. If the registration statement does not remain effective, NeoMagic could be required to pay liquidated damages to investors that participated in the December 16, 2005 financing, capped at a maximum of 12% of the subscription amount paid by the investors. The company views the liquidated damages clause as combined with the underlying financial instruments to which the registration rights relate, consistent with View A expressed in EITF Issue 05-04 “The Effect of a Liquidated Damages Clause on a Freestanding Financial

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Instrument Subject to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” (EITF 05-04). The Company assessed that the maximum potential liquidated damages penalty under the registration rights agreement reflects a reasonable discount for the difference between the fair values of the registered and unregistered shares issuable upon exercise of the Warrants. Accordingly, the company concluded that delivery of unregistered shares is not an uneconomic alternative that should be disregarded in determining the classification of the Warrants under the provisions of EITF 00-19. In accordance with EITF 00-19, Accounting Series Release No. 268 and EITF Topic D-98, we classified $606,000 in temporary equity on the Consolidated Balance Sheet, which is an estimate of the maximum potential liquidated damages that NeoMagic could be required to pay to investors if the registration statement is no longer effective. This registration contingency is expected to decline over time as investors in the December 16, 2005 financing sell their securities.

10. COMMITMENTS AND CONTINGENCIES

Commitments

In May 1996, the Company moved its principal headquarters to a new facility in Santa Clara, California, under a non-cancelable operating lease that expired in April 2003. In January 1998, the Company entered into a second non-cancelable operating lease for an adjacent building, which became its new corporate headquarters. This lease had a co-terminus provision with the original lease that expired in April 2003. In March 2002, the Company extended the term for 45,000 square feet under this lease for another 7 years with a termination date of April 2010. The Company leases offices in Israel and India under operating leases that expire September 2006 and December 2006, respectively. Future minimum lease payments under operating leases are as follows:

Fiscal year ending January 31:
(in thousands)
2006*	$999
2007*	1,028
2008*	1,073
2009	1,100
2010	277
Thereafter	—

Total minimum lease payments	$4,477

*	Net of sublease income for sub-leasing 10,000 square feet in the Company’s Santa Clara facility for a two-year period starting on March 15, 2005 for $12,000 per month.

Net rent expense under operating leases was $1,069,000, $1,196,000 and $1,201,000 in fiscal 2006, 2005 and 2004, respectively.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11. SIGNIFICANT CUSTOMERS AND EXPORT SALES

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign manufacturers that sell to United States-based OEMs) accounted for 60%, 91% and 91% of product revenue in fiscal 2006, 2005 and 2004, respectively. The Company expects that export sales will continue to represent a significant portion of product revenue, although we cannot assure you that export sales as a percentage of product revenue will remain at current levels. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area:

	Year Ended January 31,
	2006	2005	2004
Japan	5%	12%	40%
Taiwan	26%	47%	34%
Hong Kong	0%	25%	14%
Singapore	4%	0%	0%
United States	40%	9%	9%
England	15%	7%	3%
Sweden	10%	0%	0%

The following customers accounted for more than 10% of product revenue:

	Year Ended January 31,
	2006	2005	2004
Edom Technology Co.**	21%	33%	25%
Exadigm Inc.	32%	*	*
Premier Microelectronics Europe LTD**	15%	*	*
Silicon Media, Inc.**	*	8%	24%
ESS Technology International, Inc.	*	26%	14%
Macnica, Inc.**	*	*	10%
Silicon Alliance Int.**	*	13%	*

*	represents less than 10% of product revenue
**	customer is a distributor

12. RELATED PARTY TRANSACTIONS

In September 2001, the Company provided a loan to an officer, in the aggregate principal amount of $100 thousand at an annual interest rate of 4.82% pursuant to a promissory note secured by a pledge of an aggregate of 48,000 shares of common stock. As of January 31, 2004, an aggregate amount of $10 thousand, which includes interest payable, remained outstanding on the promissory note. In the first quarter of fiscal year 2005, the promissory note and accrued interest were paid in full.

Paul Richman served as a member of the NeoMagic Board of Directors from April 2002 through December 2004. As of December 2004, Mr. Richman was no longer a related party. During this time, Mr. Richman also served as CEO of The Consortium for Technology Licensing, Ltd. (“The Consortium”). In April 2002, The Consortium began performing services for NeoMagic as its exclusive patent licensing agent. In conjunction with these services, Mr. Richman was reimbursed for the expense he incurred and paid approximately $9,000 and

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$4,000 in this regard during fiscal years 2005 and 2004, respectively. Mr. Richman no longer serves as a Board member of the Company; however, NeoMagic continues to work with The Consortium as the Company’s exclusive patent licensing agent and completed a patent sale with The Consortium in April 2005 and a patent licensing agreement in September 2005 for which NeoMagic paid $3.8 million of fees to the Consortium which is not a related party at this time.

13. CASH FLOW STATEMENT

	Years Ended January 31,
	2006	2005	2004
	(in thousands)
Supplemental schedules of cash flow information
Cash paid during the year for:
Interest	$229	$146	$267
Taxes paid	$25	$21	$57

During fiscal 2005, the Company entered into new capital lease agreements in the amount of $4.8 million. These new capital leases replaced two of the Company’s capital leases entered into in fiscal 2003 by adding additional software and extending the terms of the leases.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NeoMagic Corporation:

We have audited the accompanying consolidated balance sheet of NeoMagic Corporation and subsidiaries as of January 31, 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeoMagic Corporation and subsidiaries as of January 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NeoMagic Corporation’s internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Stonefield Josephson, Inc.

San Francisco, California

March 10, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

NeoMagic Corporation

We have audited the accompanying consolidated balance sheet of NeoMagic Corporation as of January 31, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended January 31, 2005. Our audits also included the financial statement schedule for each of the two years in the period ended January 31, 2005 listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeoMagic Corporation at January 31, 2005 and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended January 31, 2005, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California

April 22, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NeoMagic Corporation

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that NeoMagic Corporation maintained effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NeoMagic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NeoMagic Corporation maintained effective internal control over financial reporting as of January 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NeoMagic Corporation maintained, in all material respects, effective internal control over financial reporting as of January 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of income and comprehensive loss, stockholders’ equity and cash flows of NeoMagic Corporation and subsidiaries as of January 31, 2006 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Stonefield Josephson, Inc.

San Francisco, California

March 10, 2006

NeoMagic Corporation

Selected Quarterly Data

Fiscal 2006	1st	2nd	3rd	4th
	(unaudited, in thousands except per share data)
Product revenue	$299	$301	$158	$104
Licensing revenue	—	—	8,490	—

Total revenue	299	301	8,648	104
Cost of product revenue	332	304	147	101
Cost of licensing revenue	—	—	2,861	—

Total cost of revenue	332	304	3,008	101

Gross profit (loss)	(33)	(3)	5,640	3
Operating expenses:
Research and development	3,083	3,147	2,980	3,193
Sales, general and administrative	1,790	1,310	1,767	2,049
Gain on sale of patents	(3,481)	—	—	—

Total operating expenses	1,392	4,457	4,747	5,242
Income (loss) from operations	(1,425)	(4,460)	893	(5,239)
Interest income and other	117	177	192	238
Interest expense	(288)	(132)	(256)	(1,893)

Income (loss) before income taxes	(1,596)	(4,415)	829	(6,894)
Income tax expense (benefit)	49	50	50	(2,919)

Net income (loss)	$(1,645)	$(4,465)	$779	$(3,975)

Basic net loss per share (1)	$(.25)	$(.67)	$0.12	$(0.48)
Diluted net loss per share (1)	$(.25)	$(.67)	$0.11	$(0.48)
Weighted common shares outstanding (1)	6,647	6,694	6,740	8,217
Weighted average common shares outstanding assuming dilution (1)	6,647	6,694	6,882	8,217

Fiscal 2005	1st	2nd	3rd	4th
Net sales	$651	$1,041	$552	$222
Cost of sales	715	1,044	663	773
Impairment of certain licensed intangible assets	—	—	—	89

Gross loss	(64)	(3)	(111)	(640)
Operating expenses:
Research and development	4,868	4,819	4,189	4,332
Sales, general and administrative	2,140	1,880	1,643	1,784
Impairment of certain licensed intangible assets	—	—	—	1,437

Total operating expenses	7,008	6,699	5,832	7,553
Loss from operations	(7,072)	(6,702)	(5,943)	(8,193)
Interest income and other	103	92	123	97
Interest expense	(24)	(53)	(173)	(284)

Loss before income taxes	(6,993)	(6,663)	(5,993)	(8,380)
Income tax expense	7	7	5	177

Net loss	$(7,000)	$(6,670)	$(5,998)	$(8,557)

Basic net loss per share (1)	$(1.09)	$(1.02)	$(0.91)	$(1.29)
Diluted net loss per share (1)	$(1.09)	$(1.02)	$(0.91)	$(1.29)
Weighted common shares outstanding (1)	6,415	6,510	6,566	6,613
Weighted average common shares outstanding assuming dilution (1)	6,415	6,510	6,566	6,613

(1)	See Note 1 and 2 of Notes to Consolidated Financial Statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with Generally Accepted Accounting Principles (“GAAP”).

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2006. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

Our independent registered public accounting firm, Stonefield Josephson Inc., has issued an attestation report on management’s assessment of the Company’s internal control over financial reporting, which is included herein at page 56 and is incorporated by reference into this Item 9A.

Changes in Internal Controls Over Financial Reporting

During the fourth quarter of fiscal 2006, there were no changes in our internal controls over financial reporting that occurred that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2006 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is contained in the section entitled “Election of Directors” in the Proxy Statement and is incorporated herein by reference. The required information concerning executive officers of the Company is contained in the section entitled “Management” in Item 1 of Part I of this Form 10-K and is incorporated into this Item 10 of Part III by reference.

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

The equity compensation plan table is contained in Item 5 of Part II of this Form 10-K and is incorporated into this Item 12 of Part III by reference.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this section is contained in the section entitled “Certain Relationships and Related Party Transactions” in the Proxy Statement and is incorporated herein by reference.

Item 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this section is contained in the section entitled “Principal Accounting Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

See Index to Consolidated Financial Statements in part II, Item 8.

2.	Financial Statement Schedule.

See “Schedule II—Valuation and Qualifying Accounts” on Page 64 of this Form 10-K.

3.	Exhibits

The exhibits listed in the index to exhibits immediately following the signature pages are filed or incorporated by reference as a part of this report.

(b)	Exhibits.

See Item 15(a)(3).

(c)	Financial Statement Schedule.

See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 6, 2006.

NEOMAGIC CORPORATION

By:	/s/ SCOTT SULLINGER
SCOTT SULLINGER Vice President Finance and Chief Financial Officer (Principal Financial Officer)

Date: April 6, 2006

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Douglas R. Young and Scott C. Sullinger, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and on his or her behalf to sign, execute and file this Form 10-K and any or all amendments (including, without limitation, post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto and any and all documents required to be filed with respect therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DOUGLAS R. YOUNG Douglas R. Young	President, Chief Executive Officer and Director (Principal Executive Officer)	April 6, 2006

/S/ SCOTT SULLINGER Scott Sullinger	Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 6, 2006

/S/ ANIL GUPTA Anil Gupta	Director	April 6, 2006

/S/ CARL STORK Carl Stork	Director	April 6, 2006

/S/ STEVE VALENZUELA Steve Valenzuela	Director	April 6, 2006

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1(10)	Amended and Restated Certificate of Incorporation.

3.2(1)	Bylaws.

4.1(6)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2(9)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3(8)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.4(8)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5(8)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.6(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.7(8)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.8(12)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.9(12)	Warrant to Registration Rights Agreement dated December 13, 2005.

10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7(7)	2003 Stock Option Plan.

10.8(4)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9(8)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10(8)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11(8)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12(9)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

Number	Description
10.13(11)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14(12)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

21.1	NeoMagic Subsidiaries.

23.1	Consent of Stonefield Josephson, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young, Independent Registered Public Accounting Firm.

24.1	Power of Attorney (see Signature page on Page 61).

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to the Company’s Form 10-Q for the period ended October 31, 1997.

(3)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1999.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2002.

(5)	Incorporated by reference to the Company’s Form 8-A filed December 23, 2002.

(6)	Incorporated by reference to the Company’s Form 8-K filed December 23, 2002.

(7)	Incorporated by reference to the Company’s S-8 registration statement filed September 22, 2003.

(8)	Incorporated by reference to the Company’s Form 8-K filed August 20, 2004.

(9)	Incorporated by reference to the Company’s Form 8-A/A filed August 23, 2004

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2005.

(11)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2005.

(12)	Incorporated by reference to the Company’s Form 8-K filed December 16, 2005.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JANUARY 31, 2006, 2005 AND 2004

(In thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended January 31, 2004	$58	$—	$58	$—
Year ended January 31, 2005	$—	$—	$—	$—
Year ended January 31, 2006	$—	$—	$—	$—