Form 10-Q
period 2006-04-30
NEOMAGIC CORP
filed 2006-06-14
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐    Accelerated Filer  ☐    Non-Accelerated Filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 30, 2006 was 9,525,760

NEOMAGIC CORPORATION

FORM 10-Q

Part I. Financial Information

Item I. Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(In thousands, except per share data)	Three Months Ended
	April 30, 2006	April 30, 2005
Net product revenue	$86	$299
Licensing revenue	—	—

Total revenue	86	299

Cost of product revenue (1)	86	332
Cost of licensing revenue	—	—

Total cost of revenue	86	332

Gross margin (loss)	—	(33)

Operating expenses:
Research and development (2)	3,284	3,083
Sales, general and administrative (3)	1,940	1,790
Gain on sale of patents	—	(3,481)

Total operating expenses	5,224	1,392

Loss from operations	(5,224)	(1,425)

Other income (expense), net:
Interest income and other	270	117
Interest expense	(37)	(288)

Loss before income taxes	(4,991)	(1,596)

Income tax provision	16	49

Net loss	$(5,007)	$(1,645)

Basic and diluted net loss per share	$(.53)	$(.25)

Weighted average common shares outstanding for basic and diluted net loss per share	9,521	6,647

(1)	Includes $3 in stock based compensation for the three months ended April 30, 2006 and $(3) in recovery of deferred stock compensation for the three months ended April 30, 2005.
(2)	Includes $201 in stock based compensation for the three months ended April 30, 2006 and $71 in amortization of deferred stock compensation for the three months ended April 30, 2005.
(3)	Includes $108 in stock based compensation for the three months ended April 30, 2006 and $29 in amortization of deferred stock compensation for the three months ended April 30, 2005.

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

(In thousands)	April 30, 2006	January 31, 2006(1)
ASSETS

Current assets:
Cash and cash equivalents	$21,235	$26,695
Short-term investments	513	—
Accounts receivable, net	7	9
Inventory	152	171
Prepaid and other current assets	1,039	800

Total current assets	22,946	27,675

Property, plant and equipment, net	1,994	2,368
Long-term prepaid assets	—	36
Other assets	414	415

Total assets	$25,354	$30,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,184	$1,735
Compensation and related benefits	1,260	1,024
Income taxes payable	1,065	1,059
Current portion of capital lease obligations	1,637	1,525
Other accruals	228	264

Total current liabilities	5,374	5,607

Capital lease obligations	407	624
Other long-term liabilities	145	149

Commitments and contingencies

Registration obligation	606	606

Stockholders’ equity:
Common stock	36	36
Additional paid-in capital	109,485	109,696
Deferred compensation	—	(531)
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(90,698)	(85,691)

Total stockholders’ equity	18,822	23,508

Total liabilities and stockholders’ equity	$25,354	$30,494

(1)	Derived from the January 31, 2006 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2006.

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)	Three Months Ended April 30,
	2006	2005
Operating activities:
Net loss	$(5,007)	$(1,645)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	405	434
Amortization and accretion	—	197
Stock-based compensation	312	97
Gain on sale of patents	—	(3,481)
Changes in operating assets and liabilities:
Accounts receivable	2	(43)
Inventory	19	148
Other current assets	(239)	(82)
Long term prepaid and other assets	37	86
Accounts payable	(551)	(80)
Compensation and related benefits	236	282
Income taxes payable	6	44
Other accruals	(40)	(1)

Net cash used in operating activities	(4,820)	(4,044)

Investing activities:
Purchases of property, plant, equipment and intangibles	(31)	(24)
Proceeds from sale of patents	—	3,481
Purchases of short-term investments	(31,085)	(10,097)
Maturities of short-term investments	30,573	17,808

Net cash provided by (used in) investing activities	(543)	11,168

Financing activities:
Payments on capital lease obligations	(105)	(395)
Net proceeds from issuance of common stock	8	4

Net used in financing activities	(97)	(391)

Net increase (decrease) in cash and cash equivalents	(5,460)	6,733
Cash and cash equivalents at beginning of period	26,695	8,944

Cash and cash equivalents at end of period	$21,235	$15,677

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$16	$71
Taxes	$9	$5

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively “NeoMagic” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at April 30, 2006, and the operating results and cash flows for the three months ended April 30, 2006 and 2005. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2006, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The results of operations for the three months ended April 30, 2006 are not necessarily indicative of the results that may be expected for the year ending January 31, 2007.

The first fiscal quarters of 2007 and 2006 ended on April 30, 2006 and May 1, 2005, respectively. The Company’s quarters generally have 13 weeks. The Company’s fiscal years generally have 52 weeks. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of April.

2. Stock-Based Compensation

During the quarter ended April 30, 2006, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. The stock options generally vest over a four-year period, have a maturity of ten years from the issuance date, and an exercise prices equal to the closing price on the NASDAQ of the common stock on the date of grant. Generally, unvested options are forfeited thirty to ninety days from the date a Service Provider ceases to be an employee, or in the case of death or disability for a period of up to twelve months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At April 30, 2006, approximately 1,129,568, 1,237,469, and 136,601 shares of the Company’s common stock were reserved for issuance under the 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan, respectively.

The 1997 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. To cover the exercise of vested options the Company issues new shares from its authorized but unissued share pool. A total of 979,402 shares of the Company’s registered common stock were reserved for issuance under the 1997 Employee Stock Purchase Plan. At April 30, 2006, 353,735 shares were available for future purchase under the Purchase Plan.

Adoption of SFAS No. 123(R)

Effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted under its stock option plans and employee stock purchase plans based on the fair market value of the award as of the grant date. SFAS

123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption that requires the Company to record compensation cost related to unvested stock awards as of January 30, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after January 30, 2006 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a ratable basis over the service periods of each award. The Company estimated forfeiture rates for the first quarter of 2007 based on its historical experience.

Prior to fiscal year 2007, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock awards provided the exercise price was established at 100% of the common stock fair market value on the date of grant. Prior to fiscal year 2007, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.

As a result of adopting SFAS 123R, the Company recognized stock-based compensation expense for the three months ended April 30, 2006 of $312 thousand, which consisted of stock-based compensation expense related to Service Provider stock options and Employee Stock Purchase Plan of $230 thousand and $82 thousand, respectively. Stock-based compensation expense relating to consultants and the amortization of deferred stock compensation for options issued with an exercise price less than the fair market value on date of grant was $97 thousand for the three months ended April 30, 2005. The impact on both basic and diluted loss per share for the three months ended April 30, 2006 was $(0.03).

Net cash proceeds from the sales of common stock under employee stock purchase and stock option plans were $8 thousand and $4 thousand for the three months ended April 30, 2006 and April 30, 2005, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the three months ended April 30, 2006 and April 30, 2005, respectively. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Determining Fair Value

Valuation and amortization method – The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123 by calculating the expected term as the average of the vesting period and original contractual term. This method may be used until December 31, 2007 for “plain-vanilla” share options. The Company believes that this method meets the requirements for FAS 123R. The Company further intends to complete a historical review of Expected Term during its second fiscal quarter 2007.

Expected Volatility – The Company’s expected volatility for the quarter ended April 30, 2006 is computed based on Company’s historical volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

Risk-Free Interest Rate – The risk-free interest rate used in the Black-Scholes option valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option.

Expected Dividend – The dividend yield reflects that the Company has not paid any dividends and has no intention to pay dividends in the foreseeable future.

Estimated Forfeiture – The estimated forfeiture rate was based on an analysis of the Company’s historical forfeiture rates. The estimated average forfeiture rate for the three months ended April 30, 2006 was 18.75% based on historical forfeiture experience.

In the three months ended April 30, 2006 and 2005, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:

	Option Plans		Stock Purchase Plan
Three months ended April 30,	2006	2005(1)	2006	2005(1)
Risk-free interest rates	4.89%	4.0%	4.36%	3.32%
Volatility	.97	.77	1.32	.85
Expected life of option in years	6.25	5.0	.50	.50

(1)	Assumptions used in the calculation of pro forma net loss.

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the accompanying Consolidated Condensed Financial Statements for the three months ended April 30, 2006.

Cost of revenue	$3
Research and development	201
Selling, general and administrative	108
Income tax benefit	—

Total	$312

At April 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $1.1 million, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 1.41 years for stock options and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.

At April 30, 2006, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $195,000. This cost will be recognized on a straight-line basis over a weighted-average period of approximately 1.75 years.

Stock Options and Awards Activities

The following is a summary of the Company’s stock option activity under the stock option plans as of April 30, 2006 and related information:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2006	1,822,098	$8.52
Granted	13,160	$6.14
Exercised	(8,030)	$1.69
Forfeitures and cancellations	(351,227)	$13.03

Outstanding at April 30, 2006	1,476,001	$7.47	7.07	$1,597

Vested and Expected to Vest at April 30, 2006	1,323,232	$8.03	7.00	$1,306

Exercisable at April 30, 2006	839,081	$11.23	6.46	$328

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $4.38 per share at April 30, 2006, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of April 30, 2006 was approximately 140 thousand shares. The aggregate intrinsic value of options exercised during the three months ended April 30, 2006 was $34 thousand.

The exercise prices for options outstanding and exercisable as of April 30, 2006 and their weighted average remaining contractual lives were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(per share)	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$1.35 – 2.00	141	4.41	$1.50	38	$1.37
$2.01 – 4.02	545	8.74	$2.20	100	$2.26
$4.03 – 6.00	170	6.26	$4.99	89	$4.90
$6.01 – 13.95	320	7.27	$11.92	312	$12.05
$13.96 – 20.00	276	4.37	$15.83	276	$15.83
$20.01 and over	24	7.42	$24.37	24	$24.37

	1,476	7.07	$7.47	839	$11.23

Pro-forma Disclosures

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month period ended April 30, 2005 (in thousands, except per share amounts):

Net loss — as reported	$(1,645)
Stock-based employee compensation benefit included in the determination of net loss as reported	97
Stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(857)

Pro forma net loss	$(2,405)

Loss per share:
Reported basic and diluted loss per share	$(0.25)
Pro forma basic and diluted loss per share	$(0.36)

For the purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option valuation model and recognized over the respective vesting periods of the awards.

3. Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

Three months ended April 30,	2006	2005
(in thousands except per share data)
Numerator:
Net loss	$(5,007)	$(1,645)

Denominator:
Denominator for basic and diluted loss per share - weighted-average shares	9,521	6,647

Basic and diluted loss per share	$(.53)	$(.25)

For the three months ended April 30, 2006 and 2005, respectively, basic loss per share equals diluted loss per share due to the net loss for the quarter. During the three months ended April 30, 2006 and 2005, the Company excluded from the computation of basic and diluted loss per share options to purchase 2,031,734 and 2,628,943 shares of common stock, respectively, because the effect would be anti-dilutive.

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

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of April 30, 2006 and January 31, 2006, and consists of the following (in thousands):

April 30, 2006 (unaudited)	Amortized Cost	Gross Unrealized Loss	Fair Value
Cash and cash equivalents:
Money market funds	$352	$—	$352
Commercial paper	20,435	—	20,435
Bank accounts	448	—	448

Total	$21,235	$—	$21,235

Short-term investments:
U.S. government agencies	$514	$(1)	$513

Total	$514	$(1)	$513

January 31, 2006	Amortized Cost	Gross Unrealized Loss	Fair Value
Cash and cash equivalents:
Money market funds	$1,345	$—	$1,345
Commercial paper	23,698	(2)	23,696
U.S. government agencies	994		994
Bank accounts	660	—	660

Total	$26,697	$(2)	$26,695

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

Inventory consists of:	April 30, 2006	January 31, 2006
(in thousands)	(unaudited)
Raw materials	$1	$1
Work in process	—	11
Finished goods	151	159

Total	$152	$171

6. Accumulated Other Comprehensive Loss

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders’ equity.

Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive loss on available-for-sale securities. Net comprehensive loss for the three months ended April 30, 2006 and 2005, respectively, is as follows (in thousands):

	Three months ended April 30,
	2006	2005
Net loss	$(5,007)	$(1,645)
Net change in unrealized loss on available for sale securities	1	10

Net comprehensive loss	$(5,006)	$(1,635)

Total accumulated other comprehensive loss was $1,000 and $2,000 at April 30, 2006 and January 31, 2006, respectively. Accumulated other comprehensive loss consists entirely of unrealized losses on available for sale securities.

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

(in thousands)	April 30, 2006	January 31, 2006
	(unaudited)
Software under capital lease	$4,243	$4,243
Accumulated amortization	(2,573)	(2,229)

Net software under capital lease	$1,670	$2,014

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of April 30, 2006:

Fiscal year ending January 31,
(in thousands)
2007	$1,528
2008	643

Total minimum lease payments	2,171
Less: amount representing interest	(127)

Present value of net minimum lease payments	2,044
Less: current portion	(1,637)

Long-term portion	$407

8. Equity Financing

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

The Warrants provide that each holder of a Warrant may exercise its Warrant for shares of Common Stock at an exercise price of $9.00 per share. The Warrants are not exercisable until June 16, 2006. The Warrants provide for adjustments to the exercise price and number of shares for which the Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions, reclassifications and, subject to a minimum price of $7.79 per share.

The proceeds were allocated between the Shares and the Warrants based on their respective fair values. The Warrants were classified as equity in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). As both the Shares and Warrants are equity instruments, the proceeds from the issuance was allocated on the relative fair value method; however, the Company is aggregating them for financial reporting purposes.

Investor agreements associated with the December 16, 2005 financing required NeoMagic to register the Shares and the shares issuable upon exercise of the Warrants (the “Warrant Shares”) with the SEC for resale. The registration statement for the Shares and Warrant Shares was declared effective on January 25, 2006. The investor agreements also require NeoMagic to maintain the effectiveness of the registration statement. If the registration statement does not remain effective, NeoMagic could be required to pay liquidated damages to investors that participated in the December 16, 2005 financing, capped at a maximum of 12% of the subscription amount paid by the investors. The company views the liquidated damages clause as combined with the underlying financial instruments to which the registration rights relate, consistent with View A expressed in EITF Issue 05-04, “The Effect of a Liquidated Damages Clause on a

Freestanding Financial Instrument Subject to EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock’” (EITF 05-04). The Company assessed that the maximum potential liquidated damages penalty under the registration rights agreement reflects a reasonable discount for the difference between the fair values of the registered and unregistered shares issuable upon exercise of the Warrants. Accordingly, the Company concluded that delivery of unregistered shares is not an uneconomic alternative that should be disregarded in determining the classification of the Warrants under the provisions of EITF 00-19. In accordance with EITF 00-19, Accounting Series Release No. 268 and EITF Topic D-98, we classified $606,000 in temporary equity on the Condensed Consolidated Balance Sheet, which is an estimate of the maximum potential liquidated damages that NeoMagic could be required to pay to investors if the registration statement is no longer effective. This registration contingency is expected to decline over time as investors in the December 16, 2005 financing sell their securities.

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

The sale does not include several of NeoMagic’s important patents covering embedded DRAM technology or any of the unique array processing technology used in NeoMagic’s MiMagic 6 product. During the patent sale negotiations, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York, a company whose CEO served on the board of NeoMagic until December 2004. On March 28, 2005 NeoMagic entered into an amended and restated Patent Licensing Agreement with the Consortium for Technology Licensing, Ltd. governing the relationship between NeoMagic and The Consortium.

10. Income Taxes

Income tax expense was $16 thousand and $49 thousand for the three months ended April 30, 2006 and 2005, respectively. We recorded a tax provision of $16 thousand on a pre-tax loss of $5.0 million in the three months ended April 30, 2006 that consisted of foreign income taxes and an increase of $6 thousand for accrued interest on tax liabilities. We recorded a tax provision of $49 thousand on a pre-tax loss of $1.6 million in the three months ended April 30, 2005 that consisted of foreign income taxes and an increase of $44 thousand for accrued interest on tax liabilities.

11. Contingencies

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

Fiscal year ending January 31:
(in thousands)
2007*	$744
2008*	1,028
2009	1,073
2010	1,100
Thereafter	277

Total minimum lease payments	$4,222

*	Net of sublease income for sub-leasing 10,000 square feet in the Company’s Santa Clara facility for a two-year period starting on March 15, 2005 for $12,000 per month.

12. Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the first quarter of fiscal years 2007 and 2006. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant at April 30, 2006 and January 31, 2006.

13. Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current intentions and expectations. Examples of such forward-looking statements include statements regarding future revenues, expenses, losses and cash flows, the launch of new products by NeoMagic and its customers and research and development activities. However, actual events and results could vary significantly based on a variety of factors including those set forth below under Item 1A of Part II. These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in the Company’s expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

Overview

We deliver semiconductor chips and software that provide solutions to enable new multimedia applications for handheld devices. Our solutions offer low power consumption, small form-factor and high performance processing. As part of our complete system solution, we deliver a suite of middleware and sample applications for imaging, video and audio functionality, and we provide multiple operating system ports with customized drivers for our products. Our product portfolio includes semiconductor solutions known as Applications Processors as well as other Systems-On-Chips (SOCs). Our Applications Processors are sold under the “MiMagic” brand name with a focus on enabling high performance multimedia within a low power consumption environment. In mobile phones, our Applications Processors are designed to work side-by-side with baseband processors that are used for communications functionality. Our SOC product dedicated for the mobile digital TV market is marketed under the “NeoMobileTV” brand name. Target customers for both our MiMagic product and our NeoMobileTV product include manufacturers of mobile phones and handheld devices. The largest projected market opportunity for our products is in the mobile phone market, where our products enable multimedia functionality.

Since April 2002, we have been working with The Consortium for Technology Licensing Ltd. to explore opportunities to license or sell our patents. During the first quarter of fiscal year 2006, we generated a $3.5 million gain from the sale of patents that related to legacy products that NeoMagic no longer sells. During the third quarter of fiscal year 2006, we announced a patent licensing transaction with Sony Corporation where Sony paid us $8.5 million for a non-exclusive fully paid-up license to all of our patents. In the patent licensing transaction with Sony, we only provided Sony with a license to our patents. We did not provide Sony with any intellectual “know-how” or other confidential information that could help Sony develop products that could be competitive with NeoMagic’s products. As of April 30, 2006, we were in discussions with multiple companies that we believe have infringed on our embedded DRAM patents. The objective of our patent licensing business is to enter into patent licensing agreements with companies that have infringed or are expected to infringe on our patents. In addition, we may decide to license or sell certain additional patents in the future. Licensing revenue was $8.5 million in fiscal 2006 representing 91% of our total revenue. There was no licensing revenue in the first quarters of fiscal 2007 and fiscal 2006.

The Company’s fiscal year end is the last Sunday in January. Any references herein to a fiscal year refer to the year ended January 31 of such year. The first fiscal quarters of 2007 and 2006 ended on April 30, 2006 and May 1, 2005, respectively. The Company’s quarters generally have 13 weeks. The first quarters of fiscal 2007 and fiscal 2006 had 13 weeks. The Company’s fiscal years generally have 52 weeks. For ease of presentation, the accompanying financial statements have been shown as ending on the last day of the calendar month of April.

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

Accounting for Stock-Based Compensation

Beginning in fiscal 2007, we account for stock-based compensation arrangements in accordance with the provisions of SFAS 123(R). Under SFAS 123(R), compensation cost is calculated based on the fair value on the date of grant using the Black-Scholes method. The compensation cost is then amortized on a straight-line basis over the vesting period. Black-Scholes requires us to estimate key assumptions such as expected term, volatility and forfeiture rates that determine the stock options’ fair value. The estimate of these key assumptions is based on historical information and judgment regarding market factors and trends. If actual results are not consistent with our assumptions and judgments used in estimating the key assumptions, we may be required to increase or decrease compensation expense or income tax expense, which could be material to our results of operations.

Long-Lived Assets

In accordance with SFAS 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we evaluate the carrying value of our long-lived assets, consisting primarily of property, plant and equipment, in the fourth quarter of each fiscal year, and whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decline in the market value of the assets, significant reductions in projected future cash flows or gross margins, or macroeconomic factors, including a prolonged economic downturn. In assessing the recoverability of long-lived assets, we compare the carrying value to the undiscounted future cash flows that the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, we will be required to write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including gross profit margins, long-term forecasts of the amount and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of our tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. We continue to periodically evaluate our long-lived assets for impairment in accordance with SFAS 144 and acknowledge it is possible that such evaluation might result in future adjustments for impairment. Changes in these estimates could have a material adverse effect on the assessment of our long-lived assets, thereby requiring us to write down or write off long-lived assets.

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

Results of Operations

Net Sales

Net sales were $86 thousand for the three months ended April 30, 2006, compared to $299 thousand for the three months ended April 30, 2005. Net sales decreased primarily due to an $83 thousand decrease in shipments of our MiMagic 5 applications processor, a $50 thousand decrease in shipments of our MiMagic 3 applications processor and a $61 thousand decrease in shipments of our NMC 1110 companion chips.

Product sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 89% and 78% of product revenue in the three months ended April 30, 2006 and 2005, respectively. We expect that export sales will continue to represent a significant portion of product revenue. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area:

Three Months Ended April 30,	2006	2005
Japan	1%	13%
Taiwan	35%	21%
United States	11%	22%
Singapore	27%	0%
Sweden	0%	28%
England	26%	16%

	100%	100%

The following customers accounted for more than 10% of product revenue:

Three Months Ended April 30,	2006	2005
Edom Technology Co.**	39%	*
Inc. Technologies (P) PTE LTD	27%	*
Premier Microelectronics Europe LTD**	26%	16%
Premier Components Distribution	11%	*
Note Norrtelje AB	*	28%
Exadigm Inc.	*	14%
Silicon Alliance Int.**	*	13%

*	represents less than 10% of net sales
**	customer is a distributor

Gross Loss

Gross loss was $0 thousand and $33 thousand for the three months ended April 30, 2006 and 2005, respectively. The improvement in gross loss is primarily due to a decrease in the write-off of excess inventory of $85 thousand. The three months ended April 30, 2005 included the write-off of excess MiMagic 5 inventory of approximately $95 thousand. In addition, the gross loss for the three months ended April 30, 2006 and 2005 was favorably impacted by the release of reserves of $22 thousand and $24 thousand, respectively, as a result of the sale of previously reserved inventory.

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $3.3 million and $3.1 million for the three months ended April 30, 2006 and 2005, respectively. These expenses include stock based compensation of $201 thousand and $71 thousand for the three months ended April 30, 2006 and 2005, respectively. Research and development expenses increased in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily due to increased stock compensation expense as a result of the adoption of SFAS 123 (R) in the first quarter of fiscal 2007.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.9 million and $1.8 million for the three months ended April 30, 2006 and 2005, respectively. These expenses include stock-based compensation of $108 thousand and $29 thousand for the three months ended April 30, 2006 and 2005, respectively. Sales, general and administrative expenses increased in the first quarter of fiscal 2007 due to increased professional service costs of $100 thousand and due to increased stock compensation expense as a result of the adoption of SFAS 123 (R) in the first quarter of fiscal 2007. These expense increases were partially offset by lower non-stock based compensation costs.

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

There were no patent sales during the first quarter of fiscal 2007.

Stock Compensation

Stock compensation expense was $312 thousand and $97 thousand for the three months ended April 30, 2006 and 2005, respectively. Stock compensation expense recorded in cost of revenues, research and development expenses and selling, general and administrative expenses for the three months ended April 30, 2006 is the amortization of the fair value of share-based payments made to employees and members of our board of directors in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on the fist day of fiscal 2007 (See Note 2). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.

We elected to adopt the modified prospective method as provided by SFAS No. 123 (R). Accordingly, for the three months ended April 30, 2006, we accounted for stock compensation under SFAS

No. 123(R), while for the three months ended April 30, 2005, we accounted for stock compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In the three months ended April 30, 2005, under APB 25, we recorded amortization of deferred stock compensation of $97 thousand for deferred compensation recorded for the difference between the fair value of common stock at the date of grant and the option exercise price. Under SFAS No. 123 (R), however, we recorded compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three months ended April 30, 2006 was not comparable to the prior-year period.

Interest Income and Other

The Company earns interest on its cash and short-term investments. Interest and other income was $0.3 million and $0.1 million for the three months ended April 30, 2006 and 2005, respectively. The increase is primarily due to increased interest rates.

Interest Expense

Interest expense was $37 thousand and $288 thousand for the three months ended April 30, 2006 and 2005, respectively. The decrease in the first quarter of fiscal 2007 from the first quarter of fiscal 2006 is primarily due to accreted interest expense of $197 thousand recorded in the first quarter of fiscal 2006 related to our Mandatorily Redeemable Series B Convertible Preferred Stock issued in August 2004. In addition, we recorded $33 thousand of interest expense in the first quarter of fiscal 2006 due to amortization of deferred financing costs related to our Mandatorily Redeemable Series B preferred stock. There was no accreted interest expense or amortization of deferred financing costs in the first quarter of fiscal 2007 since the Mandatorily Redeemable Series B Convertible Preferred Stock was converted into common stock in the fourth quarter of fiscal 2006. Interest expense recorded in the first quarter of fiscal 2007 represents interest on our capital leases (See Note 7).

Income Taxes

Income tax expense was $16 thousand and $49 thousand for the three months ended April 30, 2006 and 2005, respectively. We recorded a tax provision of $16 thousand on a pre-tax loss of $5.0 million in the three months ended April 30, 2006 that consisted of foreign income taxes and an increase of $6 thousand for accrued interest on tax liabilities. We recorded a tax provision of $49 thousand on a pre-tax loss of $1.6 million in the three months ended April 30, 2005 that consisted of foreign income taxes and an increase of $44 thousand for accrued interest on tax liabilities.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased $5.0 million in the three months ended April 30, 2006 to $21.7 million from $26.7 million at January 31, 2006.

We believe our current cash, cash equivalents and short-term investments will satisfy our projected cash requirements through the end of fiscal 2007. However, we expect we will need to raise additional capital to fund future operating activities beyond fiscal 2007. Beyond fiscal 2007, the adequacy of our resources will depend largely on our ability to complete additional financing and our success in re-establishing profitable operations and positive operating cash flows. If we experience a material shortfall versus our plan for fiscal 2007, we expect to take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our cash position. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. There can be no assurance that additional financing will be available on acceptable terms or at all.

Cash and cash equivalents used in operating activities for the three months ended April 30, 2006 was $4.8 million, compared to $4.0 million of net cash used in operating activities for the three months ended April 30, 2005. The cash used in operating activities for the three months ended April 30, 2006 was primarily due to the net loss of $5.0 million and decreases in accounts payable of $0.6 million partially offset by non-cash depreciation of $0.4 million and non-cash stock compensation of $0.3 million. The cash used in operating activities for the three months ended April 30, 2005 was primarily due to the net loss of $1.6 million and the $3.5 million gain on the sale of patents partially offset by non-cash depreciation of $0.4 million and non-cash accretion of $0.2 million.

Net cash used in investing activities for the three months ended April 30, 2006 was $0.5 million, compared to $11.2 million of net cash provided by investing activities for the three months ended April 30, 2005. Net cash used in investing activities in the three months ended April 30, 2006 was primarily due to net purchases of short-term investments of $0.5 million. Net cash provided by investing activities in the three months ended April 30, 2005 related primarily to net maturities of short-term investments of $7.7 million and proceeds from the sale of patents of $3.5 million.

Net cash used in financing activities was $ 0.1 million for the three months ended April 30, 2006, compared to $ 0.4 million of net cash used in financing activities for the three months ended April 30, 2005. The net cash used in financing activities for the three months ended April 30, 2006 is due to payments on capital lease obligations of $0.1 million. The net cash used in financing activities for the three months ended April 30, 2005 is due to payments on capital lease obligations of $0.4 million.

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

We lease software licenses under capital leases. See Note 6, Obligations under Capital Leases, in the condensed consolidated financial statements for additional information.

The future minimum payments relating to facility leases, software leases and non-cancelable purchase orders are included in the contractual obligations table below.

Contractual Obligations

The following summarizes the Company’s contractual obligations at April 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2007	2008	2009	2010	2011	Thereafter	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$744	$1,028	$1,073	$1,100	$277	—	$4,222
Capital leases	1,528	643	—	—	—	—	2,171
Non-cancelable purchase orders	263	—	—	—	—	—	263

Total contractual cash obligations	$2,535	$1,671	$1,073	$1,100	$277	—	$6,656

Off-Balance Sheet Arrangements

As of April 30, 2006, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. We do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s cash, cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of April 30, 2006, the Company’s cash, cash equivalents and short-term investments earned interest at an average rate of 4.8%. Due to the short-term nature of the Company’s investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at April 30, 2006, with consistent cash balances, interest income would be adversely affected by approximately $26,000 per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

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

(b) Changes in Internal Controls

During the first quarter of fiscal 2007, there have been no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Part II. Other Information

Item 1A. Risk Factors

The factors discussed below are cautionary statements that identify important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Quarterly Report on Form 10-Q. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock could decline and investors might lose all or part of their investment in our common stock.

We Expect to Continue to Incur Significant Losses and Consume Cash in Operations in the Fiscal Year Ending January 31, 2007

We have been incurring substantial losses and consuming cash in operations as we invest heavily in new product development in advance of achieving significant customer sales. This is expected to continue during the fiscal year ending January 31, 2007. Our ability to achieve cash flow breakeven is likely to depend on the success of our MiMagic 6+ and NeoMobileTV products. However, even if the, MiMagic 6+ and NeoMobileTV achieve widespread customer acceptance, the length of customer design-in cycles would preclude substantial product shipments in the fiscal year ending January 31, 2007. Accordingly, even if these new products are successful, we are likely to incur significant additional losses and consume cash in operations during the fiscal year ending January 31, 2007.

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

Uncertainty Regarding Future Licensing Revenue

In the third quarter of fiscal 2006, we collected gross licensing revenue of $8.5 million, of which, net of commissions and expenses, we actually received $5.6 million, from the nonexclusive licensing of all of our patents to Sony Corporation of Tokyo, Japan. We cannot assure you that we will be able to generate any future licensing revenue from our 27 patents or from any future patents that we will own or have the right to license. The licensing agreement with Sony may be the only licensing agreement that we ever complete. Furthermore, if we should in the future complete an agreement to license our patents, we cannot assure you that the licensing revenue we receive from such license will equal or exceed the licensing revenue we received from Sony.

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

We have a Limited Customer Base

Four customers accounted for 39%, 27%, 26% and 11%, respectively, of product revenue in the three months ended April 30, 2006. Four customers accounted for 28%, 16%, 14% and 13%, respectively, of product revenue in the three months ended April 30, 2005. We expect that a small number of customers will account for a substantial portion of our product revenue for the foreseeable future. Furthermore, the majority of our sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

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

Some of our current and potential competitors operate their own manufacturing facilities. Since we do not operate our own manufacturing facility and may from time-to-time make binding commitments to purchase products (binding purchase orders totaling $263,000 were outstanding as of April 30, 2006), we may not be able to reduce our costs and cycle time or adjust our production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on our results of operations. In addition, if production levels increase the amount of binding purchase orders may increase significantly.

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

We May Encounter Inventory Excess or Shortage

The lead times required by our wafer manufacturers have increased over the last year. However, market conditions require that we be prepared to ship products to our customers with much shorter lead times. Consequently, to have product inventory to meet potential customer purchase orders, we sometimes place purchase orders for wafers from our manufacturers in advance of having firm purchase orders from our customers. We had binding orders for wafers totaling $263,000 outstanding as of April 30, 2006. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time-to-time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2006 of $0.2 million and in fiscal 2005 of $0.4 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of April 30, 2006, we had been issued 27 patents. These 27 issued patents are scheduled to expire between June 2014 and June 2024. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sale did not include several of our important patents covering embedded DRAM technology nor any of the unique array processing technology used in our MiMagic 6+ and NeoMobileTV products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 89% and 78% of our product revenue for the three months ended April 30, 2006 and 2005, respectively. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our foreign sales. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Our Financial Results Could Be Affected by Changes in Accounting Principles

Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, FASB issued SFAS 123(R), “Share-Based Payment,” which replaces SFAS 123 and supersedes APB 25. As required, we adopted SFAS 123(R) in our first quarter of fiscal year 2007. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 is no longer an acceptable alternative to recognition of expense in the financial statements. The adoption of SFAS 123(R) will result in a decrease in any earnings that we report.

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

If we fail to comply with the continued listing requirements of the Nasdaq National Market, including the minimum bid price per share requirement and the minimum stockholders equity requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the Nasdaq Capital Market, the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq National Market. You may not be able to sell your shares quickly, at the market price or at all if trading in our stock is not active.

Item 6. Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1 (10)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Bylaws.

4.1 (6)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2 (9)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3 (8)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.4 (8)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5 (8)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.6 (5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.7 (8)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.8 (12)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.9 (12)	Warrant to Registration Rights Agreement dated December 13, 2005.

10.1 (1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2 (2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3 (1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4 (1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5 (1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6 (14)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7 (7)	2003 Stock Option Plan.

10.8 (4)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9 (8)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10 (8)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11 (8)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12 (9)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13 (11)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14 (12)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15 (13)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1, registration no. 333-20031.
(2)	Incorporated by reference to the Company’s Form 10-Q for the period ended October 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1999.
(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2002.
(5)	Incorporated by reference to the Company’s Form 8-A filed December 23, 2002.
(6)	Incorporated by reference to the Company’s Form 8-K filed December 23, 2002.
(7)	Incorporated by reference to the Company’s S-8 registration statement filed September 22, 2003.
(8)	Incorporated by reference to the Company’s Form 8-K filed August 20, 2004.
(9)	Incorporated by reference to the Company’s Form 8-A/A filed August 23, 2004
(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2005.
(11)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2005.
(12)	Incorporated by reference to the Company’s Form 8-K filed December 16, 2005.
(13)	Incorporated by reference to the Company’s Form 8-K filed January 19, 2006.
(14)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ Scott Sullinger
SCOTT SULLINGER
V.P. Finance and Chief Financial Officer
( Authorized Officer and Principal Financial Officer)

June 14, 2006