Form 10-Q
period 2006-07-30
NEOMAGIC CORP
filed 2006-09-13
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2006

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

Large	Accelerated Filer ☐ Accelerated Filer ☐ Non- Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at July 30, 2006 was 9,626,397

NEOMAGIC CORPORATION

FORM 10-Q

Part I. Financial Information

Item 1. Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Net sales	$177	$301	$263	$600

Cost of sales (1)	115	304	201	636

Gross profit (loss)	62	(3)	62	(36)

Operating expenses:
Research and development (2)	3,831	3,147	7,115	6,230
Sales, general and administrative (3)	1,706	1,310	3,646	3,100
Gain on sale of patents	(1,044)	—	(1,044)	(3,481)

Total operating expenses	4,493	4,457	9,717	5,849

Loss from operations	(4,431)	(4,460)	(9,655)	(5,885)

Other income (expense), net:
Interest income and other	234	177	504	294
Interest expense	(29)	(132)	(66)	(420)

Loss before income taxes	(4,226)	(4,415)	(9,217)	(6,011)

Income tax expense	14	50	30	99

Net loss	$(4,240)	$(4,465)	$(9,247)	$(6,110)

Basic and diluted net loss per share	$(0.44)	$(0.67)	$(0.97)	$(0.92)

Weighted average common shares outstanding for basic and diluted	9,579	6,694	9,550	6,670

(1)	Includes $6 in stock based compensation and $1 in amortization of deferred stock compensation for the three months ended July 30, 2006 and July 31, 2005, respectively, and $9 and $(2) for the six months ended July 30, 2006 and July 31, 2005, respectively.
(2)	Includes $231 in stock based compensation and $78 in amortization of deferred stock compensation for the three months ended July 30, 2006 and July 31, 2005, respectively, and $432 and $149 for the six months ended July 30, 2006 and July 31, 2005, respectively.
(3)	Includes $136 in stock based compensation and $27 in amortization of deferred stock compensation for the three months ended July 30, 2006 and July 31, 2005, respectively, and $244 and $56 for the six months ended July 30, 2006 and July 31, 2005, respectively.

See accompanying notes to unaudited condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 30, 2006	January 29, 2006 (1)
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$14,618	$26,695
Short-term investments	2,506	—
Accounts receivable, net	32	9
Inventory, net	733	171
Prepaid and other current assets	612	800

Total current assets	18,501	27,675

Property, plant and equipment, net	1,602	2,368
Long term prepaid assets	—	36
Other assets	421	415

Total assets	$20,524	$30,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$936	$1,735
Compensation and related benefits	1,171	1,024
Income taxes payable	1,072	1,059
Current portion of capital lease obligations	1,244	1,525
Other accruals	149	264

Total current liabilities	4,572	5,607

Capital lease obligations	—	624
Other long-term liabilities	146	149
Commitments and contingencies

Stockholders’ equity:
Common stock	36	36
Additional paid-in-capital	110,709	110,302
Deferred compensation	—	(531)
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(94,938)	(85,691)

Total stockholders’ equity	15,806	24,114

Total liabilities and stockholders’ equity	$20,524	$30,494

(1)	Derived from the January 29, 2006 audited consolidated financial statements included in the Annual Report on Form 10-K of NeoMagic Corporation for fiscal year 2006. Includes reclassification of $606 thousand from Registration Obligation to Additional paid-in-capital within Stockholders’ equity.

See accompanying notes to unaudited condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 30, 2006	July 31, 2005
Operating activities:
Net loss	$(9,247)	$(6,110)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	802	854
Amortization and accretion	—	241
Gain on sale of patents	(1,044)	(3,481)
Stock based compensation	685	203
Changes in operating assets and liabilities:
Accounts receivable	(23)	(34)
Inventory	(562)	268
Prepaid and other current assets	188	(43)
Other assets	30	172
Accounts payable	(799)	53
Compensation and related benefits	147	(123)
Income taxes payable	13	90
Other accruals	(118)	(54)

Net cash used in operating activities	(9,928)	(7,964)

Investing activities:
Proceeds, net of cost, from sale of patents	1,044	3,481
Purchases of property, plant, equipment	(36)	(24)
Purchases of short-term investments	(59,839)	(23,851)
Maturities of short-term investments	57,334	34,670

Net cash provided by (used in) investing activities	(1,497)	14,276

Financing activities:
Payments on capital lease obligations	(905)	(673)
Net proceeds from issuance of common stock	253	166

Net cash used in financing activities	(652)	(507)

Net increase (decrease) in cash and cash equivalents	(12,077)	5,805
Cash and cash equivalents at beginning of period	26,695	8,944

Cash and cash equivalents at end of period	$14,618	$14,749

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$86	$129
Taxes	$16	$11

See accompanying notes to unaudited condensed consolidated financial statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation:

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries, (collectively “NeoMagic” or the “Company”). All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at July 30, 2006, the operating results for the three and six months ended July 30, 2006 and July 31, 2005, and the cash flows for the six months ended July 30, 2006 and July 31, 2005. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended January 29, 2006, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

Share and per share information in these financial statements and notes have been adjusted to reflect the Company’s 1 for 5 reverse stock split effective August 15, 2005.

The results of operations for the three and six months ended July 30, 2006 are not necessarily indicative of the results that may be expected for the year ending January 28, 2007.

The second fiscal quarters of 2007 and 2006 ended on July 30, 2006 and July 31, 2005, respectively. The Company’s quarters generally have 13 weeks. The first and second quarters of fiscal 2007 and 2006 had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2007 will have 52 weeks. Fiscal 2006 had 52 weeks.

2. Stock Compensation

During the quarter ended July 30, 2006, the Company had several stock-based employee compensation plans, including stock option plans and employee stock purchase plans. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. The stock options generally vest over a four-year period, have a maturity of ten years from the issuance date, and an exercise price equal to the closing price on the NASDAQ of the common stock on the date of grant. Generally, unvested options are forfeited thirty to ninety days from the date a Service Provider ceases to be an employee, or in the case of death or disability for a period of up to twelve months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At July 30, 2006, approximately 1,349,548, 1,225,531, and 113,401 shares of the Company’s registered common stock were reserved for issuance under the 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan, respectively.

The 1997 Employee Stock Purchase Plan and 2006 Employee Stock Purchase Plan (collectively “ESPP”) permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. To cover the exercise of vested options the Company issues new shares from its authorized but unissued share pool. At July 30, 2006, approximately 268,256 and 100,000 shares were available for future purchase under the 1997 Employee Stock Purchase Plan and 2006 Employee Stock Purchase Plan, respectively.

Adoption of SFAS No. 123(R)

Effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted under its stock option plans and employee stock purchase plans based on the fair market value of the award as of the grant date. SFAS 123(R) supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123(R) using the modified prospective application method of adoption that requires the Company to record compensation cost related to unvested stock awards as of January 30, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after January 30, 2006 are valued at fair value in accordance with provisions of SFAS 123(R) and recognized on a ratable basis over the service periods of each award. The Company estimated forfeiture rates for the first and second quarter of fiscal 2007 are based on its historical experience.

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

As a result of adopting SFAS 123(R), the Company recognized stock-based compensation expense for the three and six months ended July 30, 2006 of $373 thousand and $685 thousand, respectively. Compensation expense related to stock-based compensation of Service Provider stock options for the three months and six months ended July 30, 2006 was $283 thousand and $513 thousand, respectively. Compensation expense related to stock-based compensation of Employee Stock Purchase Plan for the three and six months ended July 30, 2006 was $90 thousand and $172 thousand, respectively. Stock-based compensation expense relating to consultants and the amortization of deferred stock compensation for options issued with an exercise price less than the fair market value on date of grant was $106 thousand and $203 thousand, respectively, for the three and six months ended July 31, 2005. The impact on both basic and diluted earnings per share for the three and six months ended July 30, 2006 was $(0.04) and $(0.07), respectively.

Net cash proceeds from the sales of common stock under employee stock purchase and stock option plans for the six months ended July 30, 2006 and July 31, 2005 were $253 thousand and $166 thousand for the six months ended July 30, 2006 and July 31, 2005, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the six months ended July 30, 2006 and July 31, 2005, respectively. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Determining Fair Value

Valuation and amortization method – The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. During second quarter of fiscal 2007, the Company completed an historical review of the Expected Term. The second fiscal quarter 2007 term is based upon this historical review. The Company believes that this method meets the requirements for SFAS 123(R). During first quarter of fiscal 2007, the Company applied the provisions of SAB 107 in its adoption of SFAS 123(R) by calculating the expected term as the average of the vesting period and original contractual term. This method may be used until December 31, 2007 for “plain-vanilla” share options. The Company believes that this method met the requirements for SFAS 123(R) for its first quarter of fiscal 2007.

Expected Volatility – The Company’s expected volatility for the quarter ended July 30, 2006 is computed based on the Company’s historical stock price volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

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

Estimated Forfeiture – The estimated forfeiture rate was based on an analysis of the Company’s historical forfeiture rates. The estimated average forfeiture rate for the three months ended July 30, 2006 was 33.33% based on historical forfeiture experience.

In the three and six months ended July 30, 2006 and July 31, 2005, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:

	Option Plans				Stock Purchase Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005(1)	July 30, 2006	July 31, 2005(1)	July 30, 2006	July 31, 2005(1)	July 30, 2006	July 31, 2005(1)
Risk-free interest rates	5.1%	4.0%	5.1%	4.0%	3.4%	3.5%	3.6%	3.3%
Volatility	1.00	0.81	1.00	0.81	0.95	0.95	1.06	0.89
Expected life of option in years	4.64	4.80	4.68	4.82	0.96	0.49	0.83	0.49

(1)	Assumptions used in the calculation of pro forma net loss.

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the accompanying Consolidated Condensed Financial Statements for the three months and six months ended July 30, 2006 and July 31, 2005.

	Three Months Ended		Six Months Ended
(in thousands)	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Cost of revenue	$6	$1	$9	$(2)
Research and development	231	78	432	149
Sales, general and administrative	136	27	244	56
Income tax benefit	—	—	—	—

Total	$373	$106	$685	$203

Total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized as of July 30, 2006 was approximately $1.3 million after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 2.93 years for stock options and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.

Total compensation cost related to options to purchase common shares under the ESPP but not yet recognized as of July 30, 2006 was approximately $357,000. This cost will be recognized on a straight-line basis over a weighted-average period of approximately 1.75 years.

Stock Options and Awards Activities

The following is a summary of the Company’s stock option activity under the stock option plans as of July 30, 2006 and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at April 30, 2006	1,479,001	$7.47
Granted	457,525	$4.83
Exercised	(15,158)	$1.61
Forfeitures and cancellations	(83,711)	$9.10

Outstanding at July 30, 2006	1,837,657	$6.80	6.66	$486,650

Vested and Expected to Vest at July 30, 2006	1,352,515	$7.90	6.57	$348,124

Exercisable at July 30, 2006	830,383	$10.76	6.33	$132,530

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $2.78 at July 30, 2006, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of July 30, 2006 was approximately 157 thousand. The aggregate intrinsic value of options exercised during the three months ended July 30, 2006 was $26 thousand.

The exercise prices for options outstanding and exercisable as of July 30, 2006 and their weighted average remaining contractual lives were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.35 – 2.00	129	4.44	$1.51	46	$1.38
$2.01 – 4.02	527	8.50	$2.20	119	$2.26
$4.03 – 6.00	605	5.96	$4.88	96	$4.93
$6.01 – 13.95	307	7.02	$12.00	299	$12.13
$13.96 – 20.00	246	5.08	$15.91	246	$15.91
$20.01 and over	24	7.17	$24.37	24	$24.37

	1,838	6.66	$6.80	830	$10.76

Pro-forma Disclosures

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month and six-month periods ended July 31, 2005 (in thousands, except per share amounts):

	Three Months Ended	Six Months Ended
	July 31, 2005
Net Income — as reported	$(4,465)	$(6,110)
Stock-based employee compensation benefit included in the determination of net income as reported	106	203
Stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(1,461)	(2,539)

Pro forma net loss	$(5,820)	$(8,446)

Earnings per share:
Reported basic and diluted loss per share	$(0.67)	$(0.92)
Pro forma basic and diluted loss per share	$(0.87)	$(1.27)

For the purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option valuation model and recognized over the respective vesting periods of the awards.

3. Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

Per share information calculated on this basis is as follows:

(in thousands, except per share amounts)	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Numerator:

Net loss	$(4,240)	$(4,465)	$(9,247)	$(6,110)

Denominator:
Denominator for basic and diluted loss per share - weighted average shares outstanding	9,579	6,694	9,550	6,670

Basic and diluted loss per share	$(0.44)	$(0.67)	$(0.97)	$(0.92)

For the three and six month periods ended July 30, 2006 and July 31, 2005 basic loss per share equals diluted loss per share due to the net loss for those periods. During the three months ended July 30, 2006 and July 31, 2005, respectively, the Company excluded options to purchase 2,281,891 and 2,175,560 shares of common stock from the diluted loss per share computations because the impact would have been anti-dilutive. During the six months ended July 30, 2006 and July 31, 2005, respectively, the Company excluded options to purchase 2,168,368 and 2,360,091 shares of common stock from the diluted loss per share computations because the impact would have been anti-dilutive.

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

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of July 30, 2006 and January 29, 2006, and consists of the following (in thousands):

July 30, 2006 (in thousands)	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents:
Money market funds	$1,103	$—	$1,103
Commercial paper	11,369	—	11,369
Corporate notes	517	—	517
U.S. Government agencies	1,024	—	1,024
Bank accounts	605	—	605

Total	$14,618	$—	$14,618

Short-term investments:
Corporate bonds	$989	$1	$990
U.S. Government agencies	1,518	(2)	1,516

Total	$2,507	$(1)	$2,506

January 29, 2006 (in thousands)	Amortized Cost	Gross Unrealized Loss	Fair Value
Cash and cash equivalents:
Money market funds	$1,345	$—	$1,345
Commercial paper	23,698	(2)	23,696
U.S. government agencies	994	—	994
Bank accounts	660	—	660

Total	$26,697	$(2)	$26,695

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

Inventory consists of: (in thousands)	July 30, 2006	January 29, 2006
	(unaudited)
Raw materials	$506	$1
Work in process	—	11
Finished goods	227	159

Total	$733	$171

6. Accumulated Other Comprehensive Income

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders’ equity.

Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive loss on available for sale securities. Net comprehensive loss for the three and six months ended July 30, 2006 and July 31, 2005, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Net loss, as reported	$(4,240)	$(4,465)	$(9,247)	$(6,110)
Net change in unrealized loss on available for sale securities	—	(1)	1	9

Net comprehensive loss	$(4,240)	$(4,466)	$(9,246)	$(6,101)

Total accumulated other comprehensive loss was $1 thousand at July 30, 2006 and $2 thousand at January 29, 2006. Accumulated other comprehensive loss consists entirely of unrealized losses on available for sale securities.

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

	July 30, 2006	January 29, 2006
(in thousands)	(unaudited)
Software under capital lease	$4,243	$4,243
Accumulated amortization	(2,918)	(2,229)

Net software under capital lease	$1,325	$2,014

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of July 30, 2006:

Fiscal year ending January 31, (in thousands)
2007	$658
2008	643

Total minimum lease payments	1,301
Less: amount representing interest	(57)

Present value of net minimum lease payments	1,244
Less: current portion	(1,244)

Long-term portion	$—

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

The Warrants provide that each holder of a Warrant may exercise its Warrant for shares of Common Stock at an exercise price of $9.00 per share. The Warrants were not exercisable until June 16, 2006. The Warrants provide for adjustments to the exercise price and number of shares for which the Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions, and reclassifications, subject to a minimum price of $7.79 per share.

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

9. Gain on Patent Sale

In the second quarter of fiscal 2007, NeoMagic completed the sale of four of our patents to Samsung Electronics Co. Ltd. for $1.4 million pursuant to a patent purchase agreement. After payment of expenses related to the negotiation of the Agreement, the Company received approximately $1.0 million in net proceeds from the sale. The Company has no ongoing obligations under the patent sale agreement.

In the first quarter of fiscal 2006, NeoMagic completed the sale of selected patents to Faust Communications, LLC, a private company, for net proceeds of approximately $3.5 million after payment of expenses of approximately $1.0 million. The Company has no ongoing obligations associated with the sale of these patents.

The patents sold in the second quarter of fiscal 2007 and the first quarter of fiscal 2006 relate to products no longer sold by NeoMagic and not to products that NeoMagic currently sells or plans to sell. NeoMagic retains a worldwide, non-exclusive license under the patents sold.

The sales do not include several of NeoMagic’s important patents covering embedded DRAM technology or any of the unique array processing technology used in NeoMagic’s MiMagic 6+ and NeoMobileTV products. During the patent sales negotiations, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York, a company whose CEO served on the board of NeoMagic until December 2004. On March 28, 2005, NeoMagic entered into an amended and restated Patent Licensing Agreement with the Consortium for Technology Licensing, Ltd. governing the relationship between the two parties.

10. Income Taxes

Income tax expense was $14 thousand and $50 thousand for the three months ended July 30, 2006 and July 31, 2005, respectively. Income tax expense was $30 thousand and $99 thousand for the six months ended July 30, 2006 and July 31, 2005, respectively. We recorded a tax provision of $14 thousand on a pre-tax loss of $4.2 million in the three months ended July 30, 2006 that consisted of foreign income taxes and an increase of $6 thousand for accrued interest on tax liabilities. We recorded a tax provision of $30 thousand on a pre-tax loss of $9.2 million in the six months ended July 30, 2006 that consisted of foreign income taxes and an increase of $12 thousand for accrued interest on tax liabilities. We recorded a tax provision of $50 thousand on a pre-tax loss of $4.5 million in the three months ended July 31, 2005 that consisted of foreign income taxes and an increase of $44 thousand for accrued interest on tax liabilities. We recorded a tax provision of $99 thousand on a pre-tax loss of $6.1 million in the six months ended July 31, 2005 that consisted of foreign income taxes and an increase of $88 thousand for accrued interest on tax liabilities.

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

Fiscal year ending January 31: (in thousands)
2007*	$480
2008*	1,028
2009	1,073
2010	1,100
Thereafter	277

Total minimum lease payments	$3,958

*	Net of sublease income for sub-leasing 10,000 square feet in the Company’s Santa Clara facility for a two-year period starting on March 15, 2005 for $12,000 per month.

12. Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the six-month periods ended July 30, 2006 and July 31, 2005. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant for the six months ended July 30, 2006 and July 31, 2005.

13. Recent Accounting Pronouncements

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123(R)-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123(R)-4 amends paragraphs 32 and A229 of FASB Statement No. 123(R) to incorporate the concept articulated in footnote 16 of FAS 123(R). That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123(R), a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123(R)-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and In February 2006, the FASB issued SFAS

155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

a. Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4 of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently evaluating the impact of SFAS 155.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on our financial position or results of operations.

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

Since April 2002, we have been working with The Consortium for Technology Licensing Ltd. to explore opportunities to license or sell our patents. During the second quarter of fiscal 2007 and the first quarter of fiscal year 2006, we generated, respectively, a $1.0 million and $3.5 million gain from the sale of patents that related to legacy products that NeoMagic no longer sells. During the third quarter of fiscal year 2006, we announced a patent licensing transaction with Sony Corporation where Sony paid us $8.5 million for a non-exclusive fully paid-up license to all of our patents. In the patent licensing transaction with Sony, we only provided Sony with a license to our patents. We did not provide Sony with any intellectual “know-how” or other confidential information that could help Sony develop products that could be competitive with NeoMagic’s products. As of July 30, 2006, we were in discussions with multiple companies that we believe have infringed on our embedded DRAM patents. The objective of our patent licensing business is to enter into patent licensing agreements with companies that have infringed or are expected to infringe on our patents. In addition, we may decide to license or sell certain additional patents in the future. Licensing revenue was $8.5 million in fiscal 2006 representing 91% of our total revenue. There was no licensing revenue in the first quarter or second quarter of fiscal 2007.

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

Results of Operations

Net Sales

Product revenue was $177 thousand and $301 thousand for the three months ended July 30, 2006 and July 31, 2005, respectively. Product revenue was $263 thousand and $600 thousand for the six months ended July 30, 2006 and July 31, 2005, respectively. The decrease in product revenue for the three and six months ended July 30, 2006 is primarily due to decreased sales of our MiMagic 3 and MiMagic 5 applications processors.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based original equipment manufacturers) accounted for 32% and 53% of product revenue in the three months ended July 30, 2006 and July 31, 2005, respectively. During the quarter ended July 30, 2006, 63% of our revenues resulted from the sale of our 1110 companion chip product to Premier Components Distribution, a U.S. distributor. As a result, the sales percentage to customers located outside of the U.S declined. The 1110 companion chip product has been discontinued and no significant sales of this product are expected in the future. Sales to customers located outside the United States accounted for 51% and 66% of product revenue in the six months ended July 30, 2006 and July 31, 2005, respectively. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area:

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Japan	0%	0%	0%	7%
Taiwan	5%	40%	15%	31%
Singapore	0%	8%	9%	4%
United States	68%	47%	49%	34%
Korea	3%	0%	2%	0%
England	18%	5%	21%	10%
Sweden	6%	0%	4%	14%

	100%	100%	100%	100%

The following customers accounted for more than 10% of product revenue.

	Three Months Ended		Six Months Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Edom Technology Co.**	*	38%	16%	23%
Exadigm	*	44%	*	29%
Note Norrtelje AB	*	*	*	14%
Premier Microelectronics Europe LTD**	18%	*	21%	10%
Premier Components Distribution**	63%	*	46%	*

*	represents less than 10% of product revenue
**	customer is a distributor

Gross Profit (Loss)

Gross profit was $62 thousand for the three months ended July 30, 2006 and gross loss was $3 thousand for the three months ended July 31, 2005. Gross margin was $62 thousand for the six months ended July 30, 2006 and gross loss was $36 thousand for the six months ended July 31, 2005. The improvement in gross margin in the three and six months ended July 30, 2006 is primarily due to reserve releases of $16 thousand and $ 38 thousand, respectively, for the sale of inventory previously written off. The gross loss for the three and six months ended July 31, 2005 was unfavorably impacted by charges totaling $87 thousand and $190 thousand, respectively, to write-off excess inventory primarily for our MiMagic 5 applications processor partially offset by the sale of $8 thousand and $32 thousand, respectively, of inventory previously written off.

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $3.8 million and $3.1 million for the three months ended July 30, 2006 and July 31, 2005, respectively. Research and development expenses were $7.1 million and $6.2 million for the six months ended July 30, 2006 and July 31, 2005, respectively. These expenses include stock based compensation of $231 thousand and $78 thousand for the three months ended July 30, 2006 and July 31, 2005, respectively, and $432 thousand and $149 thousand for the six months ended July 30, 2006 and July 31, 2005, respectively. The increase of $0.7 million for the three months ended July 30, 2006 is primarily related to increased stock compensation costs of $0.2 million as a result of the adoption of SFAS 123(R) in the first quarter of fiscal 2007, increased labor costs of $0.1 million and increased mask and acquired technology costs of $0.2 million. The increase of $0.9 million for the six months ended July 30, 2006 is primarily related to increased stock compensation costs of $0.3 million as a result of the adoption of SFAS 123(R) in the first quarter of fiscal 2007, increased labor costs of $0.1 million and increased mask and acquired technology costs of $0.4 million.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.7 million and $1.3 million for the three months ended July 30, 2006 and July 31, 2005, respectively. Sales, general and administrative expenses were $3.6 million and $3.1 million for the six months ended July 30, 2006 and July 31, 2005, respectively. These expenses include stock based compensation of $136 thousand and $27 thousand for the three months ended July 30, 2006 and July 31, 2005, respectively, and $244 thousand and $56 thousand for the six months ended July 30, 2006 and July 31, 2005, respectively. The increase of $0.4 million for the three months ended July 30, 2006 is primarily related to increased stock compensation costs of $0.1 million as a result of the adoption of SFAS 123(R) in the first quarter of fiscal 2007, increased labor costs of $0.1 million, and increased financial audit costs of $0.1 million. The increase of $0.5 million for the six months ended July 30, 2006 is primarily related to increased stock compensation costs of $0.2 million as a result of the adoption of SFAS 123(R) in the first quarter of fiscal 2007 and increased professional service costs of $0.2 million.

Gain on Sale of Patents

In the second quarter of fiscal 2007, NeoMagic completed the sale of four of our patents to Samsung Electronics Co. Ltd. for $1.4 million pursuant to a patent purchase agreement. After payment of expenses related to the negotiation of the patent purchase agreement, the Company received approximately $1.0 million in net proceeds from the sale. The Company has no ongoing obligations under the patent sale agreement.

In the first quarter of fiscal 2006, NeoMagic completed the sale of selected patents to Faust Communications, LLC, a private company, for net proceeds of approximately $3.5 million after payment of expenses of approximately $1.0 million. The Company has no ongoing obligations associated with the sale of these patents.

The patents sold in the second quarter of fiscal 2007 and the first quarter of fiscal 2006 relate to products no longer sold by NeoMagic and not to products that NeoMagic currently sells or plans to sell. NeoMagic retains a worldwide, non-exclusive license under the patents sold.

The sales do not include several of NeoMagic’s important patents covering embedded DRAM technology or any of the unique array processing technology used in NeoMagic’s MiMagic 6 product. During the patent sales negotiations, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York, a company whose CEO served on the board of NeoMagic until December 2004. On March 28, 2005, NeoMagic entered into an amended and restated Patent Licensing Agreement with the Consortium for Technology Licensing, Ltd. governing the relationship between the two parties.

Stock Compensation

Stock compensation expense was $373 thousand and $106 thousand for the three months ended July 30, 2006 and July 31, 2005, respectively. Stock compensation expense was $685 thousand and $203 thousand for the six months ended July 30, 2006 and July 31, 2005, respectively. Stock compensation expense recorded in cost of revenues, research and development expenses and sales, general and administrative expenses for the three and six months ended July 30, 2006 is the amortization of the fair value of share-based payments made to employees and members of our board of directors in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123(R) on the fist day of fiscal 2007 (See Note 2). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.

We elected to adopt the modified prospective method as provided by SFAS No. 123(R). Accordingly, for the three and six months ended July 30, 2006, we accounted for stock compensation under SFAS No. 123(R), while for the three and six months ended July 31, 2005, we accounted for stock compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In the three and six months ended July 31, 2005, under APB 25, we recorded amortization of deferred stock compensation of $106 thousand and $203 thousand, respectively, for deferred compensation recorded for the difference between the fair value of common stock at the date of grant and the option exercise price. Under SFAS No. 123(R), however, we recorded compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three and six months ended July 30, 2006 was not comparable to the prior-year period.

Interest Income and Other

We earn interest on our cash equivalents and short-term investments. Interest income and other was $234 thousand and $177 thousand for the three months ended July 30, 2006 and July 31, 2005, respectively. Interest income and other was $504 thousand and $294 thousand for the six months ended July 30, 2006 and July 31, 2005, respectively. The increase for the three and six months ended July 30, 2006 in interest income and other is primarily due to increased interest rates which were partially offset by lower average cash and short-term investment balances.

Interest Expense

Interest expense was $29 thousand and $132 thousand for the three months ended July 30, 2006 and July 31, 2005, respectively. Interest expense was $66 thousand and $420 thousand for the six months ended July 30, 2006 and July 31, 2005, respectively. The decrease in the three and six months ended July 30, 2006 is primarily due to accreted interest expense of $44 thousand in the three months ended July 31, 2005 and accreted interest expense of $241 thousand in the six months ended July 31, 2005 related to our Mandatorily Redeemable Series B Convertible Preferred Stock issued in August 2004. In addition, we recorded $32 thousand of interest expense in the second quarter of fiscal 2006 and $65 thousand in the six months ended July 31, 2005 due to amortization of deferred financing costs related to our Mandatorily Redeemable Series B preferred stock. There was no accreted interest expense or amortization of deferred financing costs in the three and six months ended July 30, 2006 since the Mandatorily Redeemable Series B Convertible Preferred Stock was converted into common stock in the fourth quarter of fiscal 2006. Interest expense recorded in the three and six months ended July 30, 2006 represents interest on our capital leases (See Note 7).

Income Taxes

Income tax expense was $14 thousand and $50 thousand for the three months ended July 30, 2006 and July 31, 2005, respectively. Income tax expense was $30 thousand and $99 thousand for the six months ended July 30, 2006 and July 31, 2005, respectively. We recorded a tax provision of $14 thousand on a pre-tax loss of $4.2 million in the three months ended July 30, 2006 that consisted of foreign income taxes and an increase of $6 thousand for accrued interest on tax liabilities. We recorded a tax provision of $30 thousand on a pre-tax loss of $9.2 million in the six months ended July 30, 2006 that consisted of foreign income taxes and an increase of $12 thousand for accrued interest on tax liabilities. We recorded a tax provision of $50 thousand on a pre-tax loss of $4.5 million in the three months ended July 31, 2005 that consisted of foreign income taxes and an increase of $44 thousand for accrued interest on tax liabilities. We recorded a tax provision of $99 thousand on a pre-tax loss of $6.1 million in the six months ended July 31, 2005 that consisted of foreign income taxes and an increase of $88 thousand for accrued interest on tax liabilities.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased $9.6 million in the six months ended July 30, 2006 to $17.1 million from $26.7 million at January 29, 2006. The operating loss for the first six months of fiscal 2007 was partially offset by a gain of $1.0 million on the sale of certain patents.

We believe our current cash, cash equivalents and short-term investments will satisfy our projected cash requirements through the end of fiscal 2007. However, we expect we will need to raise additional capital to fund future operating activities beyond fiscal 2007. Beyond fiscal 2007, the adequacy of our resources will depend largely on our ability to complete additional financing and our success in re-establishing profitable operations and positive operating cash flows. If we experience a material shortfall versus our plan for fiscal 2007, we expect to take all appropriate actions to maximize the value of the Company. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all.

Net cash used in operating activities for the six months ended July 30, 2006 was $9.9 million, compared to $8.0 million of net cash used in operating activities for the six months ended July 31, 2005. The cash used in operating activities for the six months ended July 30, 2006 was primarily due to the net loss of $9.2 million, the $1.0 million gain on the sale of patents, an increase in inventory of $0.6 million nad a decrease in accounts payable of $0.8 million partially offset by non-cash depreciation of $0.8 million and non-cash stock based compensation of $0.7 million. The cash used in operating activities for the six months ended July 31, 2005 was primarily due to the net loss of $6.1 million and the $3.5 million gain on the sale of patents partially offset by non-cash depreciation of $0.9 million and non-cash accretion of $0.2 million.

Net cash used in investing activities for the six months ended July 30, 2006, was $1.5 million, compared to $14.3 million of net cash provided by investing activities for the six months ended July 31, 2005. Net cash used in investing activities is primarily due to net purchases of short-term investments of $2.5 million partially offset by proceeds from the sale of patents of $1.0 million. Net cash provided by investing activities for the six months ended July 31, 2005 related primarily to net maturities of short-term investments of $10.8 million and proceeds from the sale of patents of $3.5 million.

Net cash used in financing activities was $0.7 million for the six months ended July 30, 2006, compared to $0.5 million of net cash used in financing activities for the six months ended July 31, 2005. The net cash used in financing activities for the six months ended July 30, 2006 is due to payments on capital lease obligations of $0.9 million partially offset by proceeds from the issuance of common stock of $0.3 million. The net cash used in financing activities for the six months ended July 31, 2005 is due to payments on capital lease obligations of $0.7 million partially offset by proceeds from the issuance of common stock of $0.2 million.

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

Contractual Obligations

The following summarizes the Company’s contractual obligations at July 30, 2006, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2007	2008	2009	2010	2011	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$480	$1,028	$1,073	$1100	$277	$—	$3,958
Capital leases	658	643	—	—	—	—	1,301
Non-cancelable purchase orders	36	—	—	—	—	—	36

Total contractual cash obligations	$1,174	$1,671	$1,073	$1,100	$277	$—	$5,295

Off-Balance Sheet Arrangements

As of July 30, 2006, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

In February 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123(R)-4 Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123(R)-4 amends paragraphs 32 and A229 of FASB Statement No. 123(R) to incorporate the concept articulated in footnote 16 of FAS 123(R). That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under FAS 123(R), a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of Statement 123(R). An entity that adopted Statement 123(R) prior to the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123(R)-4 is permitted in periods for which financial statements have not yet been issued. The Company does not anticipate that this new FSP will have any material impact upon its financial condition or results of operations.

In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and In February 2006, the FASB issued SFAS 155 “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140”. This Statement amends FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This Statement resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. This Statement:

a. Permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation;

b. Clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133;

c. Establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation;

d. Clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and

e. Amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument.

This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The fair value election provided for in paragraph 4 of this Statement may also be applied upon adoption of this Statement for hybrid financial instruments that had been bifurcated under paragraph 12 of Statement 133 prior to the adoption of this Statement. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this Statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. The Company is currently evaluating the impact of SFAS 155.

In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. The Company does not expect the adoption of FAS 156 will have a material impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s cash, cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of July 30, 2006, the Company’s cash, cash equivalents and short-term investments earned interest at an average rate of 4.9%. Due to the short-term nature of the Company’s investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at July 30, 2006, with consistent cash balances, interest income would be adversely affected by approximately $21,000 per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

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

(b) Changes in Internal Controls

During the second quarter of fiscal 2007, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

(c) Inherent Limitations on Effectiveness of Controls

The Company’s management, including the CEO and CFO, does not expect that our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

We Expect to Continue to Incur Significant Losses and Consume Cash in Operations in the Fiscal Year Ending January 28, 2007

We have been incurring substantial losses and consuming cash in operations as we invest heavily in new product development in advance of achieving significant customer sales. This is expected to continue during the fiscal year ending January 28, 2007. Our ability to achieve cash flow breakeven is likely to depend on the success of our MiMagic 6+ and NeoMobileTV products. However, even if the, MiMagic 6+ and NeoMobileTV achieve widespread customer acceptance, the length of customer design-in cycles would preclude substantial product shipments in the fiscal year ending January 28, 2007. Accordingly, even if these new products are successful, we are likely to incur significant additional losses and consume cash in operations during the fiscal year ending January 28, 2007.

We Are Likely To Need Additional Capital

Given the long cycle times required to achieve design wins, convert customer design wins into production orders, and for customers to achieve volume shipments of their products, we are likely to require additional working capital to fund our business. We believe that our existing capital resources will be sufficient to meet our capital requirements through at least the end of our fiscal year ending January 28, 2007. However, we expect we will need to raise additional capital to fund future operating activities beyond January 28, 2007. Our future capital requirements will depend on many factors, including the rate of new sales growth, timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing support activities, and timing and customer acceptance of new products. Our ability to raise capital and the terms of any financing will depend, in part, on our ability to establish customer engagements and generate sales. As discussed below, revenue performance is difficult to forecast. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

Uncertainty Regarding Future Licensing Revenue

In the third quarter of fiscal 2006, we collected gross licensing revenue of $8.5 million, of which, net of commissions and expenses, we actually received $5.6 million, from the nonexclusive licensing of all of our patents to Sony Corporation of Tokyo, Japan. We cannot assure you that we will be able to generate any future licensing revenue from our 23 patents or from any future patents that we will own or have the right to license. The licensing agreement with Sony may be the only licensing agreement that we ever complete. Furthermore, if we should in the future complete an agreement to license our patents, we cannot assure you that the licensing revenue we receive from such license will equal or exceed the licensing revenue we received from Sony.

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

All our executive officers are employees “at will”. We have an employment contract with each of Douglas R. Young, our chief executive officer, and Scott Sullinger, our chief financial officer. Each employment contract allows us to terminate the employee at any time but we may have severance payments that we need to make upon such termination of employment. We do not maintain key person insurance on any of our personnel. If we are not able to maintain key personnel, if our headcount is not appropriate for our future direction, or if we fail to recruit key personnel critical to our future direction in a timely manner, this may have a material adverse effect on our business, financial condition and results of operations.

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

We have a Limited Customer Base

Two customers accounted for 63% and 18%, respectively, of product revenue for the three months ended July 30, 2006. Two customers accounted for 44% and 38%, respectively, of product revenue for the three months ended July 31, 2005. Three customers accounted for 46%, 21% and 16%, respectively, of product revenue in the six months ended July 30, 2006. Four customers accounted for 29%, 23%, 14% and 10%, respectively, of product revenue in the six months ended July 31, 2005. We expect that a small number of customers will account for a substantial portion of our product revenue for the foreseeable future. Furthermore, the majority of our sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

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

We compete with both domestic and foreign companies, some of which have substantially greater financial and other resources than us with which to pursue engineering, manufacturing, marketing and distribution of their products. Our principal competitors include Texas Instruments, Renesas, ST Microelectronics and Broadcom as well as a number of vertically integrated electronics firms that are developing their own solutions. We may also face increased competition from new entrants into the market, including companies currently at developmental stages. We believe we have significant intellectual properties and have historically demonstrated expertise in SOC technology. However, our inability to introduce timely new products for our market, to support these products in customer programs, or to manufacture these products could have a material adverse effect on our business, financial condition and operating results.

Some of our current and potential competitors operate their own manufacturing facilities. Since we do not operate our own manufacturing facility and may from time-to-time make binding commitments to purchase products (binding purchase orders totaling $36,000 were outstanding as of July 30, 2006), we may not be able to reduce our costs and cycle time or adjust our production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on our results of operations. In addition, if production levels increase the amount for which the Company will be obligated under binding purchase orders may increase significantly.

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

We Depend on Third-Party Manufacturers to Produce Our Products

Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We currently use several third-party foundries for wafer fabrication. We expect that, for the foreseeable future, some of our products will be manufactured by a single source. For example, our MiMagic 3, MiMagic 5, MiMagic 6+ and NeoMobileTV products are all manufactured at Taiwan Semiconductor Manufacturing Corporation on a purchase order by purchase order basis. Since, in our experience, the lead time needed to establish a relationship with a new wafer fabrication partner is at least 12 months, and the estimated time for a foundry to switch to a new product line ranges from four to nine months, we may have no readily available alternative source of supply for specific products. A manufacturing disruption experienced by our manufacturing partners, the failure of our manufacturing partners to dedicate adequate resources to the production of our products, or the financial instability of our manufacturing partners would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if the transition to the next generation of manufacturing technologies by our manufacturing partners is unsuccessful, our business, financial condition and results of operations would be materially and adversely affected.

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

We May Encounter Inventory Excess or Shortage

The lead times required by our wafer manufacturers have increased over the last year. However, market conditions require that we be prepared to ship products to our customers with much shorter lead times. Consequently, to have product inventory to meet potential customer purchase orders, we sometimes place purchase orders for wafers from our manufacturers in advance of having firm purchase orders from our customers. We had binding orders for wafers totaling $36,000 outstanding as of July 30, 2006. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time-to-time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2006 of $0.2 million and in fiscal 2005 of $0.4 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of July 30, 2006, we had been issued 23 patents. These 23 issued patents are scheduled to expire between June 2014 and June 2024. In June 2006, we sold 4 patents to Samsung Electronics Co. Ltd. for net proceeds of $1.0 million. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include several of our important patents covering embedded DRAM technology nor any of the unique array processing technology used in our MiMagic 6+ and NeoMobileTV products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 32% and 53% of our product revenue for the three months ended July 30, 2006 and July 31, 2005, respectively. Sales to customers located outside the United States accounted for 51% and 66% of product revenue for the six months ended July 30, 2006 and July 31, 2005, respectively. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our foreign sales. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Stockholders was held on July 12, 2006. Of the 9,528,420 shares outstanding as of May 19, 2006 (the record date), 7,927,781 shares (83%) were present or represented by proxy at the meeting. The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

1)	Election of Directors

	Votes For	Withheld
Douglas R. Young	7,700,010	227,771
Anil Gupta	7,668,725	259,056
Carl Stork	7,669,080	258,701
Steve Valenzuela	7,693,314	234,467

2)	Proposal to approve the 2006 Employee Stock Purchase Plan.

Votes For	Against	Abstain	Broker non-votes
1,658,200	111,400	7,875	6,150,306

3)	Proposal to increase the number of shares available for issuance under the Company’s 2003 Stock Plan by 200,000.

Votes For	Against	Abstain	Broker non-votes
1,382,997	376,622	17,856	6,150,306

4)	Proposal to ratify the appointment of Stonefield Josephson, Inc. as the Company’s independent registered public accounting firm for the fiscal year ending January 28, 2007.

Votes For	Against	Abstain	Broker non-votes
7,820,381	78,947	28,453	0

Item 6. Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number		Description
3.1	(10)	Amended and Restated Certificate of Incorporation.

3.2	(1)	Bylaws.

4.1	(6)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2	(9)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3	(8)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.4	(8)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5	(8)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.6	(5)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.7	(8)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.8	(12)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.9	(12)	Warrant to Registration Rights Agreement dated December 13, 2005.

10.1	(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2	(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3	(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4	(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5	(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6	(14)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7	(7)	2003 Stock Option Plan.

10.8	(4)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9	(8)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10	(8)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11	(8)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12	(9)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13	(11)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14	(12)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15	(13)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

10.16	(15)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.

10.17	(15)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.

10.18	(16)	2006 Employee Stock Purchase Plan.

10.19		Form of Bonus Agreement.

10.20		Patent Purchase Agreement dated June 16, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1, registration no. 333-20031.
(2)	Incorporated by reference to the Company’s Form 10-Q for the period ended October 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 1999.
(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2002.
(5)	Incorporated by reference to the Company’s Form 8-A filed December 23, 2002.
(6)	Incorporated by reference to the Company’s Form 8-K filed December 23, 2002.
(7)	Incorporated by reference to the Company’s S-8 registration statement filed September 22, 2003.
(8)	Incorporated by reference to the Company’s Form 8-K filed August 20, 2004.
(9)	Incorporated by reference to the Company’s Form 8-A/A filed August 23, 2004
(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2005.
(11)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2005.
(12)	Incorporated by reference to the Company’s Form 8-K filed December 16, 2005.
(13)	Incorporated by reference to the Company’s Form 8-K filed January 19, 2006.
(14)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2006.
(15)	Incorporated by reference to the Company’s Form 8-K filed May 4, 2006.
(16)	Incorporated by reference to the Company’s definitive proxy statement file pursuant to section 14A of the Securities Exchange Act of 1934 on May 26, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ Scott Sullinger
SCOTT SULLINGER
V.P. Finance and Chief Financial Officer
( Authorized Officer and Principal Financial Officer)

September 13, 2006