Form 10-K/A
period 2006-01-29
NEOMAGIC CORP
filed 2006-10-27
CIK 1030485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-K/A

Amendment No. 1

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement related to the 2006 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on May 26, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

Explanatory Note

NeoMagic Corporation is filing this Amendment No. 1 to our Annual Report on Form 10-K for the year ended January 29, 2006 in response to comments made by the staff of the Securities and Exchange Commission (“SEC”) in connection with its review of our registration statement on Form S-3 filed with the Securities and Exchange Commission on April 7, 2006, to correct our Consolidated Balance Sheet and Consolidated Statement of Stockholders Equity by reclassifying a registration obligation of $606,000 associated with the Company’s December 2005 financing from temporary equity into permanent stockholders’ equity in Additional Paid-In Capital. The Company also changed Note 9 to the Consolidated Statements and corrected Part II Item 6., Selected Financial Data, to reflect the above reclassification.

The Company has also included a table of Security Ownership of Certain Beneficial Owners and Management in Part III Item 12, which amends our disclosure under this Item that was contained in our definitive Proxy Statement filed with the SEC on May 26, 2006.

This Amendment No. 1 presents new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to the year ended January 29, 2006. Except as described above, no changes have been made to the Annual Report as originally filed.

This Amendment No. 1 continues to speak as of the date the original Annual Report was originally filed and we have not updated or amended the disclosures contained herein to reflect events that have occurred since the filing of the original Annual Report, except as described above. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC after the filing of the original Form 10-K on April 6, 2006.

NeoMagic Corporation

FORM 10-K/A

FOR THE FISCAL YEAR ENDED JANUARY 29, 2006

FORWARD-LOOKING STATEMENTS

When used in this discussion, the words “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, but not limited to: customer acceptance of new NeoMagic products, the market acceptance of handheld devices developed and marketed by customers that use our products, our ability to execute product and technology development plans on schedule, and our ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment. Examples of forward-looking statements include statements about our expected revenues, our competitive advantage in our markets, the potential market for our products, our expected production timelines, our customer base and our need for additional financing beyond the next 12 months. These statements are subject to significant risks and uncertainties, including those set forth below under Item 1A of Part I of this Form 10-K/A, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

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

The information regarding geographic distribution of sales and significant customers is incorporated by reference to Note 11 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K/A.

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

Intellectual Property

We rely in part on patents to protect our intellectual property. As of January 29, 2006, we had 26 issued patents. These issued patents are scheduled to expire between June 2014 and June 2024. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection or competitive advantages, that they will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

Employees

As of January 29, 2006, we employed a total of 103 full-time employees, including 82 in research and development, 4 in applications engineering, 5 in sales and marketing, 1 in manufacturing and 11 in finance, information technology and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our employees are not represented by a collective bargaining organization.

Management

Executive Officers

The executive officers of the Company as of January 29, 2006 are as follows:

NAME	AGE	POSITION
Douglas R. Young	59	President, Chief Executive Officer and Director
Scott Sullinger	36	Vice President, Finance and Chief Financial Officer
Jeffery Blanc	39	Vice President, Worldwide Sales & Corporate Communications
Syed Zaidi (1)	47	Vice President, Corporate Engineering

(1)	Effective January 16, 2006, Syed Zaidi was appointed Vice President, Corporate Engineering. On February 6, 2006, Mr. Zaidi was made an officer of the Company.

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

Some of our current and potential competitors operate their own manufacturing facilities. Since we do not operate our own manufacturing facility and may from time-to-time make binding commitments to purchase products (binding purchase orders totaling $23,000 were outstanding as of January 29, 2006), we may not be able to reduce our costs and cycle time or adjust our production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on our results of operations. In addition, if production levels increase the amount of binding purchase orders may increase significantly.

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

We May Encounter Inventory Excess or Shortage

The lead times required by our wafer manufacturers have increased over the last year. However, market conditions require that we be prepared to ship products to our customers with much shorter lead times. Consequently, to have product inventory to meet potential customer purchase orders, we sometimes place purchase orders for wafers from our manufacturers in advance of having firm purchase orders from our customers. We had binding orders for wafers totaling $23,000 outstanding as of January 29, 2006. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time-to-time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2006 of $0.2 million and in fiscal 2005 of $0.4 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of January 29, 2006, we had been issued 26 patents. These 26 issued patents are scheduled to expire between June 2014 and June 2024. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sale did not include several of our important patents covering embedded DRAM technology nor any of the unique array processing technology used in our MiMagic 6+ and NeoMobileTV products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

Our Financial Results Could Be Affected by Changes in Accounting Principles

Generally accepted accounting principles in the United States are subject to interpretation by the Financial Accounting Standards Board (FASB), the American Institute of Certified Public Accountants, the Securities and

Exchange Commission (SEC) and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, we currently are not required to record stock-based compensation charges if an employee’s stock option exercise price is equal to or exceeds the deemed fair value of our common stock at the date of grant. The FASB published a pronouncement in December 2004, Statement of Financial Accounting Standards No. 123(R), Share Based Payment (SFAS 123R), that would require us to record expense for the fair value of stock options granted. SFAS 123R is effective for fiscal years beginning after June 15, 2005 and will be applicable starting in our fiscal year ending January 28, 2007. Our future operating expenses may be adversely affected in connection with the issuance of stock options.

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

Information as of January 29, 2006 regarding equity compensation plans approved and not approved by stockholders is summarized in the following:

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans approved by shareholders	788,156	8.35	833,373	(1)
Equity compensation plans not approved by shareholders	1,033,942	8.66	209,932	(2)

Total	1,822,098	8.52	1,043,305

(1)	Includes 479,638 shares available for future issuance under our 2003 Stock Option Plan, as amended, generally used for grants to officers and directors. Also includes 353,735 shares available under our 1997 Employee Stock Purchase Plan.

(2)	Shares available under our 1998 Nonstatutory Stock Option Plan are used for grants to employees other than officers and directors except as provided within the plan. For a description of the 1998 Plan, see Note 4 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K/A, which information is incorporated by reference into this Item 5 of Part II of this Form 10-K/A. This plan was not previously required to be approved by shareholders. Due to regulatory changes, going forward, all material changes to the plan require shareholder approval.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein.

Five Year Summary

	Fiscal Years Ended
	January 29, 2006	January 30, 2005	January 25, 2004	January 26, 2003	January 27, 2002
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Product revenue	$862	$2,466	$1,888	$2,189	$385
Licensing revenue	8,490	—	—	—	—

Total revenue	9,352	2,466	1,888	2,189	385
Cost of product revenue	884	3,195	2,262	3,000	27
Cost of licensing revenue	2,861	—	—	—	—
Impairment of certain acquired and licensed intangible assets	—	89	—	491	—

Total cost of revenue	3,745	3,284	2,262	3,491	27

Gross profit (loss)	5,607	(818)	(374)	(1,302)	358
Operating expenses:
Research and development	12,403	18,208	19,694	24,715	25,201
Sales, general and administrative	6,916	7,447	7,236	10,383	8,028
Gain on sale of patents	(3,481)	—	—	—	—
Special charge	—	—	—	3,600	—
Impairment of certain acquired and licensed intangible assets	—	1,437	—	552	—
Acquired in-process research and development	—	—	—	—	700

Total operating expenses	15,838	27,092	26,930	39,250	33,929
Loss from operations	(10,231)	(27,910)	(27,304)	(40,552)	(33,571)
Income, net of expenses, from the sale of DVD assets	—	—	—	1,580	—
Interest income and other	724	415	854	1,816	3,488
Interest expense	(2,569)	(534)	(282)	(75)	(12)

Loss before income taxes and cumulative effect of change in accounting principle	(12,076)	(28,029)	(26,732)	(37,231)	(30,095)
Income tax provision (benefit)	(2,770)	196	43	(6,294)	(1,130)

Net loss before cumulative effect of change in accounting principle	(9,306)	(28,225)	(26,775)	(30,937)	(28,965)
Cumulative effect of change in accounting principle	—	—	—	(4,175)	—

Net loss	$(9,306)	$(28,225)	$(26,775)	$(35,112)	$(28,965)

Basic and diluted net loss per share before cumulative effect of change in accounting principle (1)	$(1.32)	$(4.33)	$(4.37)	$(5.36)	$(5.50)
Cumulative effect of change in accounting principle	—	—	—	(0.72)	—
Basic and diluted net loss per share (1)	$(1.32)	$(4.33)	$(4.37)	$(6.08)	$(5.50)
Weighted common shares outstanding (1)	7,074	6,524	6,130	5,774	5,262
Weighted common shares outstanding assuming dilution (1)	7,074	6,524	6,130	5,774	5,262

	2006	2005	2004	2003	2002
Consolidated Balance Sheet Data:
Cash and cash equivalents	$26,695	$8,944	$12,342	$37,428	$38,996
Short-term investments	—	16,082	30,240	29,657	32,914
Working capital	22,068	18,526	35,807	59,608	68,318
Total assets	30,494	30,714	50,861	80,948	108,309
Long-term obligations	773	5,074	799	2,521	—
Total stockholders’ equity	24,114	17,960	41,827	67,887	98,206

(1)	See Note 1 and Note 2 of Notes to Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, but not limited to: customer acceptance of new NeoMagic products, the market acceptance of handheld devices developed and marketed by customers that use our products, our ability to execute product and technology development plans on schedule, and our ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment. Examples of forward-looking statements include statements about our expected revenues, our competitive advantage in our markets, the potential market for our products, our expected production timelines, our customer base and our need for additional financing beyond the next 12 months. These statements are subject to significant risks and uncertainties, including those set forth below under Item 1A of Part I of this Form 10-K/A, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see Item 1A of Part I of this Form 10-K/A. This section should also be read in conjunction with the Consolidated Financial Statements and related Notes.

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

Year Ended	January 29, 2006	January 30, 2005	January 25, 2004
Japan	5%	12%	40%
Taiwan	26%	47%	34%
Hong Kong	0%	25%	14%
Singapore	4%	0%	0%
United States	40%	9%	9%
England	15%	7%	3%
Sweden	10%	0%	0%

The following customers accounted for more than 10% of product revenue:

Year Ended	January 29, 2006		January 30, 2005	January 25, 2004
Edom Technology Co.**	21%		33%	25%
Exadigm Inc.	32%		* %	* %
Premier Microelectronics Europe LTD**	15%		* %	* %
Silicon Media, Inc.**	*	%	8%	24%
ESS Technology International, Inc.	*	%	26%	14%
Macnica, Inc.**	*	%	* %	10%
Silicon Alliance Int.**	*	%	13%	* %

*	represents less than 10% of product revenue
**	customer is a distributor

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

Income Taxes

We recorded a tax benefit of $2.8 million on a pre-tax loss of $12.1 million in fiscal year 2006, which consisted of foreign income taxes, accrued interest and penalties on state and foreign tax liabilities, and a decrease in tax reserves. Our effective tax (benefit) rate was (22.94%) in fiscal 2006, 0.7% in fiscal 2005 and 0% in fiscal 2004. In fiscal year 2006, the tax benefit rate differed from the statutory rate due primarily to an increase in our valuation allowance and decrease in the tax reserves. Realization of our deferred tax assets, which have a full valuation allowance, depends on us generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. Due to the uncertainty of the timing and amount of such realization, the management has concluded that a full valuation allowance is required as of January 29, 2006.

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

The earnings from foreign operations in India are currently tax exempt pursuant to a tax holiday effective through 2008. The incentive provides for certain tax relief if certain conditions are met. We believe that we continued to be in compliance with these conditions at January 29, 2006.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $26.7 million, $25.0 million, and $42.6 million as of the end of fiscal 2006, 2005 and 2004, respectively. The increase in cash, cash equivalents, and short-term investments from January 30, 2005 to January 29, 2006 stems primarily from the December 2005 sale and issuance of common stock shares and warrants for net proceeds of $8.4 million. In addition, our operating loss for fiscal 2006 was partially offset by net licensing revenue of $5.6 million and the gain on the sale of patents of $3.5 million. The decrease in cash, cash equivalents, and short-term investments in fiscal 2005 stems primarily from our operating loss partially offset by net proceeds of $4.9 million from the issuance of preferred stock and warrants.

Cash and cash equivalents used in operating activities was $9.9 million, $22.3 million and $23.9 million in fiscal 2006, 2005 and 2004, respectively. The cash used in operating activities in fiscal 2006 was primarily due to net loss of $9.3 million, the gain on sale of patents of $3.5 million and decrease in income taxes payable of $2.8 million partially offset by non-cash depreciation, amortization and accretion of $3.7 million, and increases in accounts payable and other liabilities of $0.8 million. The cash used in operating activities in fiscal 2005 was primarily due to the $28.2 million net loss offset in part by non-cash depreciation and amortization of $4.0 million and an impairment charge for certain licensed intellectual property of $1.5 million. The cash used in operating activities in fiscal 2004 was primarily due to the $26.8 million net loss and decreases in accounts payable of $1.5 million and decreases in other accruals of $1.2 million, offset in part by non-cash depreciation and amortization of $4.2 million.

Net cash provided by (used in) investing activities was $19.2 million, $14.0 million and ($1.1 million) in fiscal 2006, 2005 and 2004, respectively. Net cash provided by investing activities in fiscal 2006 is primarily due to net maturities of short-term investments of $16.1 million and proceeds from the sale of patents of $3.5 million. Net cash provided by investing activities in fiscal 2005 is primarily due to net maturities of short-term investments of $14.2 million. Net cash used in investing activities in fiscal 2004 was due to net purchases of short-term investments of $0.6 million and purchases of property, plant, equipment and intangibles of $0.5 million. Continued operation of our business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of our future revenues.

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

At January 29, 2006, our principal sources of liquidity included cash and cash equivalents of $26.7 million. We believe our current cash and cash equivalents will satisfy our projected cash requirements through at least the next twelve months. However, we expect we will need to raise additional capital within the next 12 months to fund future operating activities beyond the next 12 months and are actively pursuing potential additional equity financing. If we experience a material shortfall versus our plan for fiscal 2007, we expect to take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our cash position. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all. Beyond fiscal 2007, the adequacy of our resources will depend largely on our ability to complete additional financing and our success in re-establishing profitable operations and positive operating cash flows.

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

Contractual Obligations

The following summarizes our contractual obligations at January 29, 2006, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases *	$999	$1,028	$1,073	$1,100	$277	—	$4,477
Capital leases	1,648	643	—	—	—	—	2,291
Non-cancelable purchase orders	23	—	—	—	—	—	23

Total contractual cash obligations	$2,670	$1,671	$1,073	$1,100	$277	—	$6,791

*	Net of sublease income for sub-leasing 10,000 square feet in our Santa Clara facility to a third party for a two-year period starting on March 15, 2005 for $12,000 per month.

Off-Balance Sheet Arrangements

As part of our ongoing business, we do not participate in transactions that generate relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance or special purpose entities (“SPEs”), which would have been established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. As of January 29, 2006, we are not involved in SPE transactions and do not have any other off-balance sheet arrangements.

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

The table below summarizes our investment portfolio. The table includes cash and cash equivalents, short-term investments, and related average interest rates. Principal (notional) amounts as of January 29, 2006 and January 30, 2005 maturing in fiscal 2007 and fiscal 2006, respectively are as follows:

	Fair Value
	January 29, 2006	January 30, 2005
(in thousands, except percentages)	Taxable	Taxable
Cash and cash equivalents	$26,695	$8,944
Weighted average interest rate	4.88%	1.84%
Short-term investments	—	16,082
Weighted average interest rate	—	2.13%

Total cash, cash equivalents and short-term investments	$26,695	$25,026

Interest earned on non-taxable investments is subject to preferential tax treatment under the Internal Revenue Code. We did not have any non-taxable investments as of January 29, 2006 and January 30, 2005.

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. At January 29, 2006, our cash and cash equivalents earned interest at an average rate of 4.9%. Due to the short-term nature of our investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at January 29, 2006, with consistent cash balances, interest income would be adversely affected by approximately $27,000 per quarter. We do not use our investment portfolio for trading or other speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Years Ended
	January 29, 2006	January 30, 2005	January 25, 2004
	(in thousands, except per share data)
Product revenue	$862	$2,466	$1,888
Licensing revenue	8,490	—	—

Total revenue	9,352	2,466	1,888

Cost of product revenue (1)	884	3,195	2,262
Cost of licensing revenue	2,861	—	—
Impairment of certain acquired and licensed intangible assets	—	89	—

Total cost of revenue	3,745	3,284	2,262
Gross profit (loss)	5,607	(818)	(374)

Operating expenses:
Research and development (2)	12,403	18,208	19,694
Sales, general and administrative (3)	6,916	7,447	7,236
Gain on sale of patents, net	(3,481)	—	—
Impairment of certain acquired and licensed intangible assets	—	1,437	—

Total operating expenses	15,838	27,092	26,930

Loss from operations	(10,231)	(27,910)	(27,304)
Interest income and other	724	415	854
Interest expense	(2,569)	(534)	(282)

Loss before income taxes	(12,076)	(28,029)	(26,732)

Income tax provision (benefit)	(2,770)	196	43

Net loss	$(9,306)	$(28,225)	$(26,775)

Basic and diluted net loss per share	$(1.32)	$(4.33)	$(4.37)

Weighted common shares outstanding	7,074	6,524	6,130
Weighted common shares outstanding assuming dilution	7,074	6,524	6,130

(1)	Includes $8 and $37 in amortization of deferred stock compensation in fiscal 2005 and 2004, respectively.

(2)	Includes $314, $240, and $408 in amortization of deferred stock compensation in fiscal 2006, 2005, and 2004, respectively.

(3)	Includes $186, $126, and $256 in amortization of deferred stock compensation in fiscal 2006, 2005, and 2004, respectively.

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	As of
	January 29, 2006 (2)	January 30, 2005 (1)
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$26,695	$8,944
Short-term investments	—	16,082
Accounts receivable, less allowance for doubtful accounts of $0 at January 29, 2006 and January 30, 2005	9	12
Inventory	171	376
Prepaid and other current assets	800	792

Total current assets	27,675	26,206
Property, plant and equipment, net	2,368	3,835
Long-term prepaid assets	36	458
Other assets	415	215

Total assets	$30,494	$30,714

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,735	$1,084
Compensation and related benefits	1,024	1,017
Income taxes payable	1,059	3,851
Current portion of capital lease obligations	1,525	1,602
Other accruals	264	126

Total current liabilities	5,607	7,680
Capital lease obligations	624	2,004
Mandatorily redeemable Series B convertible preferred stock
Authorized, issued and outstanding shares at January 30, 2005—5,000	—	2,971
Other long-term liabilities	149	99
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares—2,000,000
Issued and outstanding shares—none at January 29, 2006 and January 30, 2005	—	—
Common stock, $.001 par value: Authorized shares—100,000,000 Issued and outstanding shares—9,517,730 at January 29, 2006 and 6,646,342 at January 30, 2005	36	33
Additional paid-in-capital	110,302	95,606
Deferred stock compensation	(531)	(1,280)
Accumulated other comprehensive loss	(2)	(14)
Accumulated deficit	(85,691)	(76,385)

Total stockholders’ equity	24,114	17,960

Total liabilities and stockholders’ equity	$30,494	$30,714

(1)	Certain items previously reported have been reclassified to conform with the current period’s presentation.
(2)	Certain items previously reported have been reclassified.

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended
	January 29, 2006	January 30, 2005	January 25, 2004
	(in thousands)
Operating activities
Net loss	$(9,306)	$(28,225)	$(26,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,667	2,059	3,023
Amortization and accretion	2,029	1,969	1,212
Gain on sale of patents	(3,481)	—	—
Gain (loss) on disposal of property, plant and equipment	—	(1)	(11)
Amortization of deferred compensation	500	374	701
Impairment of certain acquired and licensed intangible assets	—	1,526	—
Changes in operating assets and liabilities:
Accounts receivable	3	372	(152)
Inventory	205	(274)	433
Prepaid and other current assets	(10)	213	364
Long term prepaid and other assets	422	22	134
Accounts payable	651	(260)	(1,520)
Compensation and related benefits	7	(240)	(136)
Income taxes payable	(2,792)	176	42
Other accruals and other long-term liabilities	188	22	(1,198)

Net cash used in operating activities	(9,917)	(22,267)	(23,883)

Investing activities
Proceeds from sale of patents	3,481	—	—
Proceeds from sale of property, plant and equipment	—	6	14
Purchases of property, plant, equipment and intangibles	(200)	(116)	(519)
Purchase of long-term investment	(200)	—	—
Purchases of short-term investments	(63,096)	(30,809)	(56,798)
Maturities of short-term investments	79,192	44,959	56,200

Net cash provided by (used in) investing activities	19,177	14,040	(1,103)

Financing activities
Payments on capital lease obligations	(1,457)	(1,807)	(1,329)
Net proceeds from common stock financing	8,350	—	—
Net proceeds from issuance of common stock, net of repurchases	1,598	1,701	1,229
Net proceeds from issuance of mandatorily redeemable Series B convertible preferred stock and warrants to purchase common stock	—	4,935	—

Net cash provided by (used in) financing activities	8,491	4,829	(100)

Net increase (decrease) in cash and cash equivalents	17,751	(3,398)	(25,086)
Cash and cash equivalents at beginning of year	8,944	12,342	37,428

Cash and cash equivalents at end of year	$26,695	$8,944	$12,342

See accompanying notes.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In- Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 26, 2003	6,054,791	$30	$89,237	$(4)	$9	$(21,385)	$67,887

Issuance of common stock under stock option plan	94,673	1	658	—	—	—	659
Issuance of common stock under employee stock purchase plan	115,740	1	569	—	—	—	570
Issuance of common stock under stock award plan	108,036	—	621	(621)	—	—	—
Addition to deferred compensation for stock options	—	—	572	(572)	—	—	—
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(31)	31	—	—	—
Amortization of deferred stock compensation	—	—	—	631	—	—	631
Stock compensation for non-employee stock options	—	—	70	—	—	—	70
Repayment of note receivable from stockholder	—	—	(1,200)	—	—	—	(1,200)
Components of comprehensive loss:
Net loss	—	—	—	—	—	(26,775)	(26,775)
Change in unrealized gain on investments	—	—	—	—	(15)	—	(15)
Total comprehensive loss	—	—	—	—	—	—	(26,790)

Balance at January 25, 2004	6,373,240	$32	$90,496	$(535)	$(6)	$(48,160)	$41,827

Issuance of common stock under stock option plan	116,683	—	988	—	—	—	988
Issuance of common stock under employee stock purchase plan	147,261	1	712	—	—	—	713
Issuance of common stock under stock award plan	10,555	—	—	—	—	—	—
Addition to deferred compensation for stock options	—	—	1,493	(1,493)	—	—	—
Reduction of unamortized deferred compensation on unvested options due to employee terminations	(1,397)	—	(434)	434	—	—	—
Amortization of deferred stock compensation	—	—	—	314	—	—	314
Stock compensation for non-employee stock options	—	—	60	—	—	—	60
Series A and B warrants to purchase common stock issued in connection with sale of mandatorily redeemable preferred stock, net of transaction costs	—	—	2,291	—	—	—	2,291
Components of comprehensive loss:
Net loss	—	—	—	—	—	(28,225)	(28,225)
Change in unrealized gain on investments	—	—	—	—	(8)	—	(8)
Total comprehensive loss	—	—	—	—	—	—	(28,233)

Balance at January 30, 2005	6,646,342	$33	$95,606	$(1,280)	$(14)	$(76,385)	$17,960

Issuance of common stock under stock option plan	363,609	—	1,295	—	—	—	1,295
Issuance of common stock under employee stock purchase plan	138,214	—	303	—	—	—	303
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(348)	348	—	—	—
Amortization of deferred stock compensation	—	—	34	401	—	—	435
Stock compensation for non-employee stock options	—	—	65	—	—	—	65
Conversion of mandatorily redeemable preferred stock into common stock	869,565	1	4,999	—	—	—	5,000
Proceeds from issuance of common stock with detachable warrants, net of transaction costs of $650	1,500,000	2	8,348	—	—	—	8,350
Components of comprehensive loss:
Net loss	—	—	—	—	—	(9,306)	(9,306)
Change in unrealized gain on investments	—	—	—	—	12	—	12
Total comprehensive loss	—	—	—	—	—	—	(9,294)

Balance at January 29, 2006	9,517,730	$36	$110,302	$(531)	$(2)	$(85,691)	$24,114

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

The Company incurred significant net losses and negative cash flows from operations during each of the past several fiscal years and had working capital of $22.1 million at January 29, 2006, up from $18.5 million at January 30, 2005. At January 29, 2006, the Company’s principal sources of liquidity included cash and cash equivalents of $26.7 million. While a forecast of future events is inherently uncertain, the Company believes its current cash and cash equivalents will satisfy its projected cash requirements through at least the next twelve months. If the Company experiences a material shortfall versus its plan for fiscal 2007, it expects to take all appropriate actions to ensure the continuing operation of its business and to mitigate any negative impact on its cash position. The Company believes it can take actions to achieve further reductions in its operating expenses, if necessary. The Company also believes that it can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all. Beyond fiscal 2007, the adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in re-establishing profitable operations and positive operating cash flows.

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

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of January 29, 2006 and January 30, 2005, and consists of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
January 29, 2006
Cash and cash equivalents:
Money market funds	$1,345	$—	$1,345
Commercial paper	23,698	(2)	23,696
U.S. Government Agencies	994	—	994
Bank accounts	660	—	660

Total	$26,697	$(2)	$26,695

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
January 30, 2005
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

Inventory consists of:	January 29, 2006	January 30, 2005
	(in thousands)
Raw materials	$1	$115
Work in process	11	52
Finished goods	159	209

Total	$171	$376

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

Property, plant and equipment consist of the following (in thousands):

	January 29, 2006	January 30, 2005
Property, plant and equipment:
Computer equipment and software	$11,152	$11,084
Furniture and fixtures	1,716	1,719
Machinery and equipment	1,515	1,400

Total	14,383	14,203
Less accumulated depreciation and amortization	(12,015)	(10,368)

Property, plant and equipment, net	$2,368	$3,835

Other Assets

Other assets at January 29, 2006 includes an investment in Neonode Inc. (“Neonode”) of $200,000 and long term lease deposits for our leased facilities. As of January 30, 2005, other assets consists of long term lease deposits for our leased facilities. The investment in Neonode represents less than 1.5% of Neonode’s outstanding common stock. Neonode is a private company that has sold mobile phones that incorporate NeoMagic’s products.

Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the years ended January 29, 2006 and January 30, 2005. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant for fiscal 2006, 2005, and 2004.

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

Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive loss on available for sale securities. Net comprehensive loss for the three years ended January 29, 2006, January 30, 2005 and January 25, 2004, respectively, is as follows (in thousands):

Years Ended	January 29, 2006	January 30, 2005	January 25, 2004
Net loss	$(9,306)	$(28,225)	$(26,775)
Net change in unrealized loss on available for sale securities	12	(8)	(15)

Net comprehensive loss	$(9,294)	$(28,233)	$(26,790)

Total accumulated other comprehensive loss was $2,000 and $14,000 at January 29, 2006 and January 30, 2005, respectively. Accumulated other comprehensive loss consists entirely of unrealized losses on available for sale securities.

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation

At January 29, 2006, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. See Note 4 of the Notes to the Consolidated Financial Statements for description of the plans operated by the Company. The Company accounts for these plans under the intrinsic value method. The following table illustrates the pro forma effect on net loss and loss per share if the Company had applied the fair value recognition method in accordance with SFAS 123 (in thousands, except per share data):

Year Ended	January 29, 2006	January 30, 2005	January 25, 2004
Net loss, as reported	$(9,306)	$(28,225)	$(26,775)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	500	374	701
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(5,131)	(3,959)	(3,606)

Pro forma net loss	(13,937)	(31,810)	(29,680)

Reported basic and diluted loss per share	$(1.32)	$(4.33)	$(4.37)

Pro forma basic and diluted loss per share	$(1.97)	$(4.88)	$(4.84)

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In fiscal 2006, 2005 and 2004, the fair value of each option grant was estimated on the date of the grant using the Black-Scholes option-pricing model using a dividend yield of 0% and the following additional weighted-average assumptions:

	Employee Option Plans			Employee Stock Purchase Plan
Year Ended	January 29, 2006	January 30, 2005	January 25, 2004	January 29, 2006	January 30, 2005	January 25, 2004
Risk-free interest rates	4.0%	3.2%	2.7%	4.1%	2.1%	1.3%
Volatility	.81	.91	.79	1.27	.80	.70
Expected life of option in years	4.81	3.34	4.13	.75	1.66	.76

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2. LOSS PER SHARE

Per share information is as follows:

Year Ended	January 29, 2006	January 30, 2005	January 25, 2004
	(in thousands, except per share data)
Numerator:
Net loss	$(9,306)	$(28,225)	$(26,775)

Denominator:
Denominator for basic and diluted loss per share—weighted-average outstanding shares	7,074	6,524	6,130
Basic and diluted loss per share	$(1.32)	$(4.33)	$(4.37)

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

3. INCOME TAXES

Loss before taxes and the provision (benefit) for income taxes in fiscal 2006, 2005 and 2004 consists of the following:

Year Ended	January 29, 2006	January 30, 2005	January 25, 2004
	(in thousands)
Income (loss) before taxes
U. S.	$(12,589)	$(26,953)	$(27,047)
Foreign	513	(1,076)	315

Total loss before taxes	$(12,076)	$(28,029)	$(26,732)

Provision (benefit) for taxes
Current:
U.S.	$26	$27	$—
Foreign	(2,796)	169	43

Total provision (benefit) for income taxes	$(2,770)	$196	$43

The Company’s income tax provision (benefit) differs from the federal statutory rate of 35% due to the following:

Year Ended	January 29, 2006	January 30, 2005	January 25, 2004
	(in thousands except percentages)
Pretax loss	$(12,076)	$(28,029)	$(26,732)
Federal statutory rate	35%	35%	35%
Expected benefit	(4,227)	(9,810)	(9,356)
Foreign taxes	25	169	43
Tax reserves	(2,795)	—	—
Accretion of interest on debentures	710	—	—
Net operating loss not currently benefited	3,530	9,607	9,406
Non-deductible amortization of deferred compensation	—	91	(59)
Other	(13)	139	9

Provision (Benefit) for income taxes	$(2,770)	$196	$43

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Year Ended	January 29, 2006	January 30, 2005
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$33,749	$31,574
Research and development credit	8,865	4,684
Acquisition costs	53	1,950
Reserves and accruals	553	529
Capitalized research and development	2,906	3,351
Other	1,918	1,295

Total deferred tax assets	48,044	43,383
Valuation allowance	$(48,044)	$(43,383)

Net deferred tax assets	—	—

Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. At January 29, 2006, the Company has provided a valuation allowance of $48 million equal to its total deferred tax assets due to uncertainties surrounding their realization. The valuation allowance increased by $4.6 million, $18.9 million, and $10.5 million in fiscal 2006, 2005 and 2004, respectively. At January 29, 2006, approximately $3.4 million of the valuation allowance referenced above relates to the tax benefit of stock option deductions that will be credited to additional paid in capital, when realized.

As of January 29, 2006, the Company had net operating loss carryforwards for federal income tax purposes of approximately $86.1 million. The federal net operating loss will expire in fiscal years beginning in 2023. The Company also had research and development credit carryforwards for federal income tax purposes of approximately $4.1 million, which start to expire in fiscal years beginning in 2019. In addition, the Company had net operating losses and research and development tax credits for state income tax purposes of approximately $63 million and $4.8 million, respectively. The state net operating loss will start to expire in the years beginning in 2013, and state research and development tax credits will not expire. Utilization of the Company’s federal net operating loss and research credit carryforwards may be subject to an annual limitation due to the “change of ownership” provisions of the Tax Reform Act of 1986. The annual limitation may result in the expiration of net operating loss and research credit carryforwards before utilization.

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The earnings from foreign operations in India are currently tax exempt pursuant to a tax holiday effective through 2008. The incentive provides for certain tax relief if certain conditions are met. The Company believes that it continued to be in compliance with these conditions at January 29, 2006.

The Company realized a benefit of approximately $3.1 million in the current year, which was primarily attributable to a percentage of the potential tax liability, including interest, for NeoMagic Cayman’s deferred income. As of January 29, 2006, the statute of limitations expired and the Cayman entity was liquidated; therefore, the reserve was released. NeoMagic also increased tax reserves by approximately $335,000 to accrue for potential interest and penalties on outstanding state and foreign reserves.

4. STOCKHOLDERS’ EQUITY

Warrants

The Company granted warrants in connection with the securities purchase agreement entered into with Satellite Strategic Finance Associates, LLC in August 2004. The warrants were to purchase (i) 200,000 shares of NeoMagic common stock at an exercise price of $8.00 per share, exercisable until 90 days after the date that the registration statement was filed by the Company covering the securities and declared effective by the Securities and Exchange Commission, and (ii) 321,739 shares of common stock at $8.20 per share, exercisable until August 20, 2009. The Securities and Exchange Commission declared the Company’s filing effective September 24, 2004 and the warrants for the purchase of 200,000 shares expired on December 26, 2004. On December 16, 2005, NeoMagic closed the sale and issuance of shares of its Common Stock and warrants to purchase Common Stock (described below) that created a dilutive effect to Satellite’s warrants. An adjustment was made to increase the warrant purchase amount to 335,607 shares of common stock and to decrease the purchase price to $7.86 per share. As of January 29, 2006, none of the 335,607 warrants had been exercised. See Note 8 Mandatorily Redeemable Series B Preferred Stock, for additional information.

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

Stock Plan

In accordance with the 2003 Stock Plan (the “Plan”), the Board of Directors may grant nonstatutory stock options and stock purchase rights to employees, consultants and directors. Incentive stock options may be granted only to employees. The Company has a total of 1,003,193 shares reserved under the Plan for future issuance. The Plan terminates in 2013. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a ninety-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of January 29, 2006, no shares of common stock were subject to this repurchase provision. Other options granted under the Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. The 2003 Plan is subject to an automatic increase for unexercised forfeited shares issued in the 1993 Plan. As of January 29, 2006, the maximum number of options outstanding and unexercised in the 1993 Plan was 264,601.

Under the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”, the Board of Directors may grant nonstatutory stock options to employees, consultants and officers’ upon their initial employment. The Company has a total of 1,243,874 shares reserved under the 1998 Plan for future issuance. Unless terminated sooner, the 1998 Plan will terminate automatically in June 2008.

Under the 1993 Stock Plan (the “1993 Plan”), the Board of Directors may grant incentive stock options, nonstatutory stock options and stock purchase rights to employees, consultants and directors. The Company has a total of 264,601 shares reserved under the 1993 Plan for future issuance. The 1993 Plan terminated in September 2003. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a ninety-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of January 29, 2006, no shares of common stock were subject to this repurchase provision. Other options granted under the 1993 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. Unexercised forfeited shares are transferable to the 2003 Plan as provided within the 2003 Plan.

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

A summary of the Company’s stock option activity under the three plans, and related information for the three years ended January 29, 2006 follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price
Balance at January 26, 2003	1,860,123	$17.60
Granted	976,090	11.95
Exercised	(94,673)	6.95
Canceled	(435,492)	30.25

Balance at January 25, 2004	2,306,048	$13.30

Granted	752,253	6.55
Exercised	(116,683)	8.45
Canceled	(483,728)	12.75

Balance at January 30, 2005	2,457,890	$11.55

Granted	715,536	2.21
Exercised	(363,626)	3.56
Canceled	(987,702)	13.29

Balance at January 29, 2006	1,822,098	$8.52

At January 29, 2006, options to purchase 1,176,104 shares of common stock were vested at prices ranging from $1.35 to $106.56 and 689,570 shares of common stock were available for future grants under the plans.

The following table summarizes information about stock options outstanding at January 29, 2006:

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

In fiscal 2006, 2005, and 2004, 138,214, 147,261, and 115,740 shares, respectively, of common stock at an average price of $2.20, $4.80, and $4.90 per share, respectively, were issued under the 1997 Purchase Plan. There were 353,735 shares available for future purchase under the Purchase Plan at January 29, 2006.

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

6. IMPAIRMENT CHARGES FOR INTANGIBLE ASSETS

There were no intangible assets outstanding as of January 29, 2006 and January 30, 2005, respectively.

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

	January 29, 2006	January 30, 2005
	(in thousands)
Property, plant and equipment under capital lease	$4,243	$4,243
Accumulated depreciation	(2,229)	(821)

Net property, plant and equipment under capital lease	$2,014	$3,422

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Amounts capitalized under leases are being amortized over a three-year period and included as part of depreciation expense.

Future minimum payments under the capital leases consist of the following as of January 29, 2006:

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

The proceeds were allocated between the common stock and the warrants based on their respective fair values. The warrants were classified as equity in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). As both the common stock and warrants are equity instruments, the proceeds from the issuance were allocated on the relative fair value method; however, the Company is aggregating them for financial reporting purposes. This financing transaction is shown on the Statement of Stockholders’ Equity as Proceeds from issuance of common stock with detachable warrants.

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

(in thousands)
Fiscal 2007*	$999
Fiscal 2008*	1,028
Fiscal 2009*	1,073
Fiscal 2010	1,100
Fiscal 2011	277
Thereafter	—

Total minimum lease payments	$4,477

*	Net of sublease income for sub-leasing 10,000 square feet in the Company’s Santa Clara facility for a two-year period starting on March 15, 2005 for $12,000 per month.

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

	Year Ended
	January 29, 2006	January 30, 2005	January 25, 2004
Japan	5%	12%	40%
Taiwan	26%	47%	34%
Hong Kong	0%	25%	14%
Singapore	4%	0%	0%
United States	40%	9%	9%
England	15%	7%	3%
Sweden	10%	0%	0%

The following customers accounted for more than 10% of product revenue:

	Year Ended
	January 29, 2006	January 30, 2005	January 25, 2004
Edom Technology Co.**	21%	33%	25%
Exadigm Inc.	32%	*	*
Premier Microelectronics Europe LTD**	15%	*	*
Silicon Media, Inc.**	*	8%	24%
ESS Technology International, Inc.	*	26%	14%
Macnica, Inc.**	*	*	10%
Silicon Alliance Int.**	*	13%	*

*	represents less than 10% of product revenue
**	customer is a distributor

12. RELATED PARTY TRANSACTIONS

In September 2001, the Company provided a loan to an officer, in the aggregate principal amount of $100 thousand at an annual interest rate of 4.82% pursuant to a promissory note secured by a pledge of an aggregate of 48,000 shares of common stock. As of January 25, 2004, an aggregate amount of $10 thousand, which includes interest payable, remained outstanding on the promissory note. In the first quarter of fiscal year 2005, the promissory note and accrued interest were paid in full.

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

13. CASH FLOW STATEMENT

	Years Ended
	January 29, 2006	January 30, 2005	January 25, 2004
	(in thousands)
Supplemental schedules of cash flow information
Cash paid during the year for:
Interest	$229	$146	$267
Taxes paid	$25	$21	$57

During fiscal 2005, the Company entered into new capital lease agreements in the amount of $4.8 million. These new capital leases replaced two of the Company’s capital leases entered into in fiscal 2003 by adding additional software and extending the terms of the leases.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NeoMagic Corporation:

We have audited the accompanying consolidated balance sheet of NeoMagic Corporation and subsidiaries as of January 29, 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeoMagic Corporation and subsidiaries as of January 29, 2006, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of NeoMagic Corporation’s internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 10, 2006 expressed an unqualified opinion on management’s assessment of internal control over financial reporting and an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ Stonefield Josephson, Inc.

San Francisco, California

March 10, 2006, except for Note 9 “Equity Financing,” as to which the date is October 12, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

NeoMagic Corporation

We have audited the accompanying consolidated balance sheet of NeoMagic Corporation as of January 30, 2005 and the related consolidated statements of operations, shareholders’ equity, and cash flows for each of the two years in the period ended January 30, 2005. Our audits also included the financial statement schedule for each of the two years in the period ended January 30, 2005 listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of NeoMagic Corporation at January 30, 2005 and the consolidated results of their operations and their cash flows for each of the two years in the period ended January 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for each of the two years in the period ended January 30, 2005, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California

April 22, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NeoMagic Corporation

We have audited management’s assessment, included in the accompanying “Management’s Report on Internal Control over Financial Reporting”, that NeoMagic Corporation maintained effective internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). NeoMagic Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that NeoMagic Corporation maintained effective internal control over financial reporting as of January 29, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, NeoMagic Corporation maintained, in all material respects, effective internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet and the related consolidated statements of income and comprehensive loss, stockholders’ equity and cash flows of NeoMagic Corporation and subsidiaries as of January 29, 2006 and our report dated March 10, 2006 expressed an unqualified opinion thereon.

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

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K/A, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15(d)-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K/A.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 29, 2006. This evaluation was based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment, management has concluded that our internal control over financial reporting was effective as of the end of the fiscal year to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP. We reviewed the results of management’s assessment with the Audit Committee of our Board of Directors. In addition, on a quarterly basis we evaluate any changes to our internal control over financial reporting to determine if material changes occurred.

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

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item with respect to directors is contained in the section entitled “Election of Directors” in the Proxy Statement and is incorporated herein by reference. The required information concerning executive officers of the Company is contained in the section entitled “Management” in Item 1 of Part I of this Form 10-K/A and is incorporated into this Item 10 of Part III by reference.

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

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of May 19, 2006, as to shares of the Company’s Common Stock beneficially owned by: (i) each of the Named Executive Officers listed in the Summary Compensation Table provided in the Proxy Statement, (ii) each of the Company’s directors, (iii) all directors and executive officers of the Company as a group, and (iv) each person who is known by the Company to be the beneficial owner of more than 5% of the Company’s Common Stock.

Unless otherwise noted below, the address of each beneficial owner listed in the table is c/o NeoMagic Corporation, 3250 Jay Street, Santa Clara, California 95054.

	Amount and Nature of Beneficial Ownership
Name and Address of Beneficial Owner	Currently Owned	Acquirable Now and Within 60 Days	Total Beneficially Owned (1)	Percent Of Class(2)
Holders of Greater Than 5%
AIGH Investment Partners LLC 6006 Berkeley Avenue Baltimore MD 21209	400,000	200,000	600,000	6.2%
Directors, Nominees and Named Executive Officers
Douglas Young	2,000	66,500	68,500	*
Anil Gupta (3)	2,500	42,891	45,391	*
Carl Stork	5,640	38,916	44,556	*
Steve Valenzuela	—	3,750	3,750	*
Jeffery Blanc	—	1,458	1,458	*
Scott Sullinger	—	11,042	11,042	*
Syed Zaidi(4)	22	95,517	95,539	1.0%
Prakash C. Agarwal (5)	—	—	—	—
All current directors and executive officers as a group (7 persons)	10,162	260,074	270,236	2.8%

(1)	Unless otherwise indicated, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. The number of shares beneficially owned is determined under the rules of the Securities and Exchange Commission and the information is not necessarily indicative of beneficial ownership for any other purpose. Under such rules, beneficial ownership includes any shares of common stock that such persons or entities have the right to acquire within 60 days of May 19, 2006. All share amounts give effect to the 1:5 reverse stock split that occurred at close of market on August 12, 2005.

(2)	Percent ownership is based on 9,528,420 shares of common stock outstanding as of May 19, 2006.

(3)	Includes 2,500 shares held by Dr. Gupta’s son.

(4)	Mr. Zaidi, Vice President of Corporate Engineering, became an executive officer on February 6, 2006.

(5)	Mr. Agarwal resigned as our President, Chief Executive Officer and member of the Board of Directors on April 19, 2005. He advised the Company that he did not beneficially own any of the Company’s securities at May 19, 2006.

*	Less than 1%

The equity compensation plan table is contained in Item 5 of Part II of this Form 10-K/A and is incorporated into this Item 12 of Part III by reference.

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

See “Schedule II—Valuation and Qualifying Accounts” on Page 64 of this Form 10-K/A.

3.	Exhibits

The exhibits listed in the index to exhibits immediately following the signature pages are filed or incorporated by reference as a part of this report.

(b)	Exhibits.

See Item 15(a)(3).

(c)	Financial Statement Schedule.

See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on October 27, 2006.

NEOMAGIC CORPORATION

By:	/s/ SCOTT SULLINGER
SCOTT SULLINGER Vice President Finance and Chief Financial Officer (Principal Financial Officer)

Date: October 27, 2006

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DOUGLAS R. YOUNG Douglas R. Young	President, Chief Executive Officer and Director (Principal Executive Officer)	October 27, 2006

/S/ SCOTT SULLINGER Scott Sullinger	Vice President Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	October 27, 2006

* Anil Gupta	Director	October 27, 2006

* Carl Stork	Director	October 27, 2006

* Steve Valenzuela	Director	October 27, 2006

*By:	/s/ Scott Sullinger
Scott Sullinger Attorney in Fact

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1(9)	Amended and Restated Certificate of Incorporation.

3.2(1)	Bylaws.

4.1(5)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2(8)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3(7)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.4(7)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5(7)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.6(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.7(7)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.8(11)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.9(11)	Warrant to Registration Rights Agreement dated December 13, 2005.

10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6(12)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7(6)	2003 Stock Option Plan.

10.8(3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9(7)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10(7)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11(7)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12(8)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

Number	Description
10.13(10)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14(11)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

21.1(12)	NeoMagic Subsidiaries.

23.1	Consent of Stonefield Josephson, Independent Registered Public Accounting Firm.

23.2	Consent of Ernst & Young, Independent Registered Public Accounting Firm.

24.1(12)	Power of Attorney (see Signature page on Page 61 of original filing).

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to the Company’s Form 10-Q for the period ended October 26, 1997.

(3)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 27, 2002.

(4)	Incorporated by reference to the Company’s Form 8-A filed December 23, 2002.

(5)	Incorporated by reference to the Company’s Form 8-K filed December 23, 2002.

(6)	Incorporated by reference to the Company’s S-8 registration statement filed September 22, 2003.

(7)	Incorporated by reference to the Company’s Form 8-K filed August 20, 2004.

(8)	Incorporated by reference to the Company’s Form 8-A/A filed August 23, 2004

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2005.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 30, 2005.

(11)	Incorporated by reference to the Company’s Form 8-K filed December 16, 2005.

(12)	Previously filed with the Company’s Form 10-K for the year ended January 29, 2006 on April 7, 2006.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JANUARY 29, 2006, JANUARY 30, 2005 AND JANUARY 25, 2004

(In thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended January 25, 2004	$58	$—	$58	$—
Year ended January 30, 2005	$—	$—	$—	$—
Year ended January 29, 2006	$—	$—	$—	$—