Form 10-Q/A
period 2006-04-30
NEOMAGIC CORP
filed 2006-10-27
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q/A

Amendment No. 1

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

Explanatory Note

NeoMagic Corporation is filing this Amendment No. 1 to our Quarterly Report on Form 10-Q for the fiscal quarter ended April 30, 2006 in response to comments made by the staff of the Securities and Exchange Commission (“SEC”) in connection with its review of our registration statement on Form S-3 filed with the Securities and Exchange Commission on April 7, 2006, to correct its Condensed Consolidated Balance Sheets by reclassifying a registration obligation of $606,000 associated with the Company’s December 2005 financing from temporary equity into permanent stockholders’ equity in Additional Paid-In Capital. The Company also corrected Note 8 to the Condensed Consolidated Financial Statements to reflect this reclassification.

This Amendment No. 1 presents new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to the three months ended April 30, 2006.

Except as described above, no changes have been made to the Quarterly Report as originally filed. This Amendment No. 1 continues to speak as of the date the original Quarterly Report was originally filed and does not reflect events occurring after the filing of the Quarterly Report as originally filed or modify or update those disclosures affected by subsequent events. Accordingly, this Amendment No. 1 should be read in conjunction with our filings made with the SEC after the filing of the original Form 10-Q on June 14, 2006.

NEOMAGIC CORPORATION

FORM 10-Q/A

Part I. Financial Information

Item I. Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 30, 2006	May 1, 2005
	(In thousands, except per share data)
Net product revenue	$86	$299
Licensing revenue	—	—

Total revenue	86	299

Cost of product revenue (1)	86	332
Cost of licensing revenue	—	—

Total cost of revenue	86	332

Gross margin (loss)	—	(33)

Operating expenses:
Research and development (2)	3,284	3,083
Sales, general and administrative (3)	1,940	1,790
Gain on sale of patents	—	(3,481)

Total operating expenses	5,224	1,392

Loss from operations	(5,224)	(1,425)

Other income (expense), net:
Interest income and other	270	117
Interest expense	(37)	(288)

Loss before income taxes	(4,991)	(1,596)

Income tax provision	16	49

Net loss	$(5,007)	$(1,645)

Basic and diluted net loss per share	$(.53)	$(.25)

Weighted average common shares outstanding for basic and diluted net loss per share	9,521	6,647

(1)	Includes $3 in stock based compensation for the three months ended April 30, 2006 and $(3) in recovery of deferred stock compensation for the three months ended May 1, 2005.
(2)	Includes $201 in stock based compensation for the three months ended April 30, 2006 and $71 in amortization of deferred stock compensation for the three months ended May 1, 2005.
(3)	Includes $108 in stock based compensation for the three months ended April 30, 2006 and $29 in amortization of deferred stock compensation for the three months ended May 1, 2005.

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

	April 30, 2006(2)	January 29, 2006(1)(2)
ASSETS
	(In thousands)

Current assets:
Cash and cash equivalents	$21,235	$26,695
Short-term investments	513	—
Accounts receivable, net	7	9
Inventory	152	171
Prepaid and other current assets	1,039	800

Total current assets	22,946	27,675

Property, plant and equipment, net	1,994	2,368
Long-term prepaid assets	—	36
Other assets	414	415

Total assets	$25,354	$30,494

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,184	$1,735
Compensation and related benefits	1,260	1,024
Income taxes payable	1,065	1,059
Current portion of capital lease obligations	1,637	1,525
Other accruals	228	264

Total current liabilities	5,374	5,607

Capital lease obligations	407	624
Other long-term liabilities	145	149

Commitments and contingencies

Stockholders’ equity:
Common stock	36	36
Additional paid-in capital	110,091	110,302
Deferred compensation	—	(531)
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(90,698)	(85,691)

Total stockholders’ equity	19,428	24,114

Total liabilities and stockholders’ equity	$25,354	$30,494

(1)	Derived from the January 29, 2006 audited consolidated financial statements included in the Annual Report on Form 10-K/A of NeoMagic Corporation for fiscal year 2006.
(2)	Certain items previously reported have been reclassified.

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 30, 2006	May 1, 2005
	(In thousands)
Operating activities:
Net loss	$(5,007)	$(1,645)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	405	434
Amortization and accretion	—	197
Stock-based compensation	312	97
Gain on sale of patents	—	(3,481)
Changes in operating assets and liabilities:
Accounts receivable	2	(43)
Inventory	19	148
Other current assets	(239)	(82)
Long term prepaid and other assets	37	86
Accounts payable	(551)	(80)
Compensation and related benefits	236	282
Income taxes payable	6	44
Other accruals	(40)	(1)

Net cash used in operating activities	(4,820)	(4,044)

Investing activities:
Purchases of property, plant, equipment and intangibles	(31)	(24)
Proceeds from sale of patents	—	3,481
Purchases of short-term investments	(31,085)	(10,097)
Maturities of short-term investments	30,573	17,808

Net cash provided by (used in) investing activities	(543)	11,168

Financing activities:
Payments on capital lease obligations	(105)	(395)
Net proceeds from issuance of common stock	8	4

Net used in financing activities	(97)	(391)

Net increase (decrease) in cash and cash equivalents	(5,460)	6,733
Cash and cash equivalents at beginning of period	26,695	8,944

Cash and cash equivalents at end of period	$21,235	$15,677

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$16	$71
Taxes	$9	$5

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively “NeoMagic” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at April 30, 2006, and the operating results and cash flows for the three months ended April 30, 2006 and May 1, 2005. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 29, 2006, included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission.

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

Adoption of SFAS No. 123(R)

Effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted under its stock option plans and employee stock purchase plans based on the fair market value of the award as of the grant date. SFAS

123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption that requires the Company to record compensation cost related to unvested stock awards as of January 30, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after January 29, 2006 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a ratable basis over the service periods of each award. The Company estimated forfeiture rates for the first quarter of 2007 based on its historical experience.

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

As a result of adopting SFAS 123R, the Company recognized stock-based compensation expense for the three months ended April 30, 2006 of $312 thousand, which consisted of stock-based compensation expense related to Service Provider stock options and Employee Stock Purchase Plan of $230 thousand and $82 thousand, respectively. Stock-based compensation expense relating to consultants and the amortization of deferred stock compensation for options issued with an exercise price less than the fair market value on date of grant was $97 thousand for the three months ended May 1, 2005. The impact on both basic and diluted loss per share for the three months ended April 30, 2006 was $(0.03).

Net cash proceeds from the sales of common stock under employee stock purchase and stock option plans were $8 thousand and $4 thousand for the three months ended April 30, 2006 and May 1, 2005, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the three months ended April 30, 2006 and May 1, 2005, respectively. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

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

In the three months ended April 30, 2006 and May 1, 2005, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:

	Option Plans		Stock Purchase Plan
	Three Months Ended		Three Months Ended
	April 30, 2006	May 1, 2005(1)	April 30, 2006	May 1, 2005(1)
Risk-free interest rates	4.89%	4.0%	4.36%	3.32%
Volatility	.97	.77	1.32	.85
Expected life of option in years	6.25	5.0	.50	.50

(1)	Assumptions used in the calculation of pro forma net loss.

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

Stock Options and Awards Activities

The following is a summary of the Company’s stock option activity under the stock option plans as of April 30, 2006 and related information:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 29, 2006	1,822,098	$8.52
Granted	13,160	$6.14
Exercised	(8,030)	$1.69
Forfeitures and cancellations	(351,227)	$13.03

Outstanding at April 30, 2006	1,476,001	$7.47	7.07	$1,597

Vested and Expected to Vest at April 30, 2006	1,323,232	$8.03	7.00	$1,306

Exercisable at April 30, 2006	839,081	$11.23	6.46	$328

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

Pro-forma Disclosures

The following table illustrates the effect on net loss and net loss per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month period ended May 1, 2005 (in thousands, except per share amounts):

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

	Three Months Ended
	April 30, 2006	May 1, 2005
	(in thousands except per share data)
Numerator:
Net loss	$(5,007)	$(1,645)

Denominator:
Denominator for basic and diluted loss per share - weighted-average shares	9,521	6,647

Basic and diluted loss per share	$(.53)	$(.25)

For the three months ended April 30, 2006 and May 1, 2005, respectively, basic loss per share equals diluted loss per share due to the net loss for the quarter. During the three months ended April 30, 2006 and May 1, 2005, the Company excluded from the computation of basic and diluted loss per share options to purchase 2,031,734 and 2,628,943 shares of common stock, respectively, because the effect would be anti-dilutive.

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

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of April 30, 2006 and January 29, 2006, and consists of the following (in thousands):

April 30, 2006 (unaudited)	Amortized Cost	Gross Unrealized Loss	Fair Value
Cash and cash equivalents:
Money market funds	$352	$—	$352
Commercial paper	20,435	—	20,435
Bank accounts	448	—	448

Total	$21,235	$—	$21,235

Short-term investments:
U.S. government agencies	$514	$(1)	$513

Total	$514	$(1)	$513

January 29, 2006	Amortized Cost	Gross Unrealized Loss	Fair Value
Cash and cash equivalents:
Money market funds	$1,345	$—	$1,345
Commercial paper	23,698	(2)	23,696
U.S. government agencies	994		994
Bank accounts	660	—	660

Total	$26,697	$(2)	$26,695

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

Inventory consists of:	April 30, 2006	January 29, 2006
(in thousands)	(unaudited)
Raw materials	$1	$1
Work in process	—	11
Finished goods	151	159

Total	$152	$171

6. Accumulated Other Comprehensive Loss

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders’ equity.

Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive loss on available-for-sale securities. Net comprehensive loss for the three months ended April 30, 2006 and May 1, 2005, respectively, is as follows (in thousands):

	Three months ended
	April 30, 2006	May 1, 2005
Net loss	$(5,007)	$(1,645)
Net change in unrealized loss on available for sale securities	1	10

Net comprehensive loss	$(5,006)	$(1,635)

Total accumulated other comprehensive loss was $1,000 and $2,000 at April 30, 2006 and January 29, 2006, respectively. Accumulated other comprehensive loss consists entirely of unrealized losses on available for sale securities.

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

(in thousands)	April 30, 2006	January 29, 2006
	(unaudited)
Software under capital lease	$4,243	$4,243
Accumulated amortization	(2,573)	(2,229)

Net software under capital lease	$1,670	$2,014

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of April 30, 2006:

(in thousands)
Fiscal 2007	$1,528
Fiscal 2008	643

Total minimum lease payments	2,171
Less: amount representing interest	(127)

Present value of net minimum lease payments	2,044
Less: current portion	(1,637)

Long-term portion	$407

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

The proceeds were allocated between the Shares and the Warrants based on their respective fair values. The Warrants were classified as equity in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). As both the Shares and Warrants are equity instruments, the proceeds from the issuance were allocated on the relative fair value method; however, the Company is aggregating them for financial reporting purposes.

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

10. Income Taxes

Income tax expense was $16 thousand and $49 thousand for the three months ended April 30, 2006 and May 1, 2005, respectively. We recorded a tax provision of $16 thousand on a pre-tax loss of $5.0 million in the three months ended April 30, 2006 that consisted of foreign income taxes and an increase of $6 thousand for accrued interest on tax liabilities. We recorded a tax provision of $49 thousand on a pre-tax loss of $1.6 million in the three months ended May 1, 2005 that consisted of foreign income taxes and an increase of $44 thousand for accrued interest on tax liabilities.

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

(in thousands)
Fiscal 2007*	$744
Fiscal 2008*	1,028
Fiscal 2009	1,073
Fiscal 2010	1,100
Thereafter	277

Total minimum lease payments	$4,222

*	Net of sublease income for sub-leasing 10,000 square feet in the Company’s Santa Clara facility for a two-year period starting on March 15, 2005 for $12,000 per month.

12. Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the first quarter of fiscal years 2007 and 2006. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant at April 30, 2006 and January 29, 2006.

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

Results of Operations

Net Sales

Net sales were $86 thousand for the three months ended April 30, 2006, compared to $299 thousand for the three months ended May 1, 2005. Net sales decreased primarily due to an $83 thousand decrease in shipments of our MiMagic 5 applications processor, a $50 thousand decrease in shipments of our MiMagic 3 applications processor and a $61 thousand decrease in shipments of our NMC 1110 companion chips.

Product sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 89% and 78% of product revenue in the three months ended April 30, 2006 and May 1, 2005, respectively. We expect that export sales will continue to represent a significant portion of product revenue. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area:

	Three Months Ended
	April 30, 2006	May 1, 2005
Japan	1%	13%
Taiwan	35%	21%
United States	11%	22%
Singapore	27%	0%
Sweden	0%	28%
England	26%	16%

	100%	100%

The following customers accounted for more than 10% of product revenue:

	Three Months Ended
	April 30, 2006	May 1, 2005
Edom Technology Co.**	39%	*
Inc. Technologies (P) PTE LTD	27%	*
Premier Microelectronics Europe LTD**	26%	16%
Premier Components Distribution	11%	*
Note Norrtelje AB	*	28%
Exadigm Inc.	*	14%
Silicon Alliance Int.**	*	13%

*	represents less than 10% of net sales
**	customer is a distributor

Gross Loss

Gross loss was $0 thousand and $33 thousand for the three months ended April 30, 2006 and May 1, 2005, respectively. The improvement in gross loss is primarily due to a decrease in the write-off of excess inventory of $85 thousand. The three months ended May 1, 2005 included the write-off of excess MiMagic 5 inventory of approximately $95 thousand. In addition, the gross loss for the three months ended April 30, 2006 and May 1, 2005 was favorably impacted by the release of reserves of $22 thousand and $24 thousand, respectively, as a result of the sale of previously reserved inventory.

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $3.3 million and $3.1 million for the three months ended April 30, 2006 and May 1, 2005, respectively. These expenses include stock based compensation of $201 thousand and $71 thousand for the three months ended April 30, 2006 and May 1, 2005, respectively. Research and development expenses increased in the first quarter of fiscal 2007 compared to the first quarter of fiscal 2006 primarily due to increased stock compensation expense as a result of the adoption of SFAS 123 (R) in the first quarter of fiscal 2007.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.9 million and $1.8 million for the three months ended April 30, 2006 and May 1, 2005, respectively. These expenses include stock-based compensation of $108 thousand and $29 thousand for the three months ended April 30, 2006 and May 1, 2005, respectively. Sales, general and administrative expenses increased in the first quarter of fiscal 2007 due to increased professional service costs of $100 thousand and due to increased stock compensation expense as a result of the adoption of SFAS 123 (R) in the first quarter of fiscal 2007. These expense increases were partially offset by lower non-stock based compensation costs.

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

Stock Compensation

Stock compensation expense was $312 thousand and $97 thousand for the three months ended April 30, 2006 and May 1, 2005, respectively. Stock compensation expense recorded in cost of revenues, research and development expenses and selling, general and administrative expenses for the three months ended April 30, 2006 is the amortization of the fair value of share-based payments made to employees and members of our board of directors in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on the fist day of fiscal 2007 (See Note 2). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.

We elected to adopt the modified prospective method as provided by SFAS No. 123 (R). Accordingly, for the three months ended April 30, 2006, we accounted for stock compensation under SFAS

No. 123(R), while for the three months ended May 1, 2005, we accounted for stock compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In the three months ended May 1, 2005, under APB 25, we recorded amortization of deferred stock compensation of $97 thousand for deferred compensation recorded for the difference between the fair value of common stock at the date of grant and the option exercise price. Under SFAS No. 123 (R), however, we recorded compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three months ended April 30, 2006 was not comparable to the prior-year period.

Interest Income and Other

The Company earns interest on its cash and short-term investments. Interest and other income was $0.3 million and $0.1 million for the three months ended April 30, 2006 and May 1, 2005, respectively. The increase is primarily due to increased interest rates.

Interest Expense

Interest expense was $37 thousand and $288 thousand for the three months ended April 30, 2006 and May 1, 2005, respectively. The decrease in the first quarter of fiscal 2007 from the first quarter of fiscal 2006 is primarily due to accreted interest expense of $197 thousand recorded in the first quarter of fiscal 2006 related to our Mandatorily Redeemable Series B Convertible Preferred Stock issued in August 2004. In addition, we recorded $33 thousand of interest expense in the first quarter of fiscal 2006 due to amortization of deferred financing costs related to our Mandatorily Redeemable Series B preferred stock. There was no accreted interest expense or amortization of deferred financing costs in the first quarter of fiscal 2007 since the Mandatorily Redeemable Series B Convertible Preferred Stock was converted into common stock in the fourth quarter of fiscal 2006. Interest expense recorded in the first quarter of fiscal 2007 represents interest on our capital leases (See Note 7).

Income Taxes

Income tax expense was $16 thousand and $49 thousand for the three months ended April 30, 2006 and May 1, 2005, respectively. We recorded a tax provision of $16 thousand on a pre-tax loss of $5.0 million in the three months ended April 30, 2006 that consisted of foreign income taxes and an increase of $6 thousand for accrued interest on tax liabilities. We recorded a tax provision of $49 thousand on a pre-tax loss of $1.6 million in the three months ended May 1, 2005 that consisted of foreign income taxes and an increase of $44 thousand for accrued interest on tax liabilities.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased $5.0 million in the three months ended April 30, 2006 to $21.7 million from $26.7 million at January 29, 2006.

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

Cash and cash equivalents used in operating activities for the three months ended April 30, 2006 was $4.8 million, compared to $4.0 million of net cash used in operating activities for the three months ended May 1, 2005. The cash used in operating activities for the three months ended April 30, 2006 was primarily due to the net loss of $5.0 million and decreases in accounts payable of $0.6 million partially offset by non-cash depreciation of $0.4 million and non-cash stock compensation of $0.3 million. The cash used in operating activities for the three months ended May 1, 2005 was primarily due to the net loss of $1.6 million and the $3.5 million gain on the sale of patents partially offset by non-cash depreciation of $0.4 million and non-cash accretion of $0.2 million.

Net cash used in investing activities for the three months ended April 30, 2006 was $0.5 million, compared to $11.2 million of net cash provided by investing activities for the three months ended May 1, 2005. Net cash used in investing activities in the three months ended April 30, 2006 was primarily due to net purchases of short-term investments of $0.5 million. Net cash provided by investing activities in the three months ended May 1, 2005 related primarily to net maturities of short-term investments of $7.7 million and proceeds from the sale of patents of $3.5 million.

Net cash used in financing activities was $ 0.1 million for the three months ended April 30, 2006, compared to $ 0.4 million of net cash used in financing activities for the three months ended May 1, 2005. The net cash used in financing activities for the three months ended April 30, 2006 is due to payments on capital lease obligations of $0.1 million. The net cash used in financing activities for the three months ended May 1, 2005 is due to payments on capital lease obligations of $0.4 million.

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

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	Thereafter	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$744	$1,028	$1,073	$1,100	$277	—	$4,222
Capital leases	1,528	643	—	—	—	—	2,171
Non-cancelable purchase orders	263	—	—	—	—	—	263

Total contractual cash obligations	$2,535	$1,671	$1,073	$1,100	$277	—	$6,656

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

Part II. Other Information

Item 1A. Risk Factors

The factors discussed below are cautionary statements that identify important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Quarterly Report on Form 10-Q/A. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock could decline and investors might lose all or part of their investment in our common stock.

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

We have a Limited Customer Base

Four customers accounted for 39%, 27%, 26% and 11%, respectively, of product revenue in the three months ended April 30, 2006. Four customers accounted for 28%, 16%, 14% and 13%, respectively, of product revenue in the three months ended May 1, 2005. We expect that a small number of customers will account for a substantial portion of our product revenue for the foreseeable future. Furthermore, the majority of our sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 89% and 78% of our product revenue for the three months ended April 30, 2006 and May 1, 2005, respectively. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our foreign sales. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Item 6. Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1 (9)	Amended and Restated Certificate of Incorporation.

3.2 (1)	Bylaws.

4.1 (5)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2 (8)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3 (7)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.4 (7)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5 (7)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.6 (4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.7 (7)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.8 (11)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.9 (11)	Warrant to Registration Rights Agreement dated December 13, 2005.

10.1 (1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2 (2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3 (1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4 (1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5 (1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6 (13)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7 (6)	2003 Stock Option Plan.

10.8 (3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9 (7)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10 (7)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11 (7)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12 (8)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13 (10)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14 (11)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15 (12)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1, registration no. 333-20031.
(2)	Incorporated by reference to the Company’s Form 10-Q for the period ended October 26, 1997.
(3)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 27, 2002.
(4)	Incorporated by reference to the Company’s Form 8-A filed December 23, 2002.
(5)	Incorporated by reference to the Company’s Form 8-K filed December 23, 2002.
(6)	Incorporated by reference to the Company’s S-8 registration statement filed September 22, 2003.
(7)	Incorporated by reference to the Company’s Form 8-K filed August 20, 2004.
(8)	Incorporated by reference to the Company’s Form 8-A/A filed August 23, 2004
(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2005.
(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 30, 2005.
(11)	Incorporated by reference to the Company’s Form 8-K filed December 16, 2005.
(12)	Incorporated by reference to the Company’s Form 8-K filed January 19, 2006.
(13)	Incorporated by reference to the Company’s Form 10-K for the year ended January 29, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ Scott Sullinger
SCOTT SULLINGER
V.P. Finance and Chief Financial Officer
( Authorized Officer and Principal Financial Officer)

October 27, 2006