Form 10-Q
period 2006-10-29
NEOMAGIC CORP
filed 2006-11-27
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2006 OR

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at November 13, 2006 was 9,643,242.

NEOMAGIC CORPORATION

FORM 10-Q

2 of 42

Part I. Financial Information

Item 1. Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Product revenue	$192	$158	$455	$758
Licensing revenue	—	8,490	—	8,490

Total revenue	192	8,648	455	9,248
Cost of product revenue (1)	197	147	398	783
Cost of licensing revenue	—	2,861	—	2,861

Total cost of revenue	197	3,008	398	3,644

Gross profit (loss)	(5)	5,640	57	5,604

Operating expenses:
Research and development (2)	3,171	2,980	10,286	9,210
Sales, general and administrative (3)	1,236	1,767	4,882	4,867
Gain on sale of patents, net	—	—	(1,044)	(3,481)

Total operating expenses	4,407	4,747	14,124	10,596

Income (loss) from operations	(4,412)	893	(14,067)	(4,992)

Other income (expense), net:
Interest income and other	180	192	684	486
Interest expense	(23)	(256)	(89)	(676)

Income (loss) before income taxes	(4,255)	829	(13,472)	(5,182)
Income tax expense	13	50	43	149

Net income (loss)	$(4,268)	$779	$(13,515)	$(5,331)

Basic net income (loss) per share	$(0.44)	$0.12	$(1.41)	$(0.80)
Diluted net income (loss) per share	$(0.44)	$0.11	$(1.41)	$(0.80)
Weighted average common shares outstanding for basic	9,630	6,740	9,577	6,694
Weighted average common shares outstanding for diluted	9,630	6,882	9,577	6,694

(1)	Includes $5 in stock based compensation and $1 in amortization of deferred stock compensation for the three months ended October 29, 2006 and October 30, 2005, respectively, and $14 and $(1) for the nine months ended October 29, 2006 and October 30, 2005, respectively
(2)	Includes $209 in stock based compensation and $81 in amortization of deferred stock compensation for the three months ended October 29, 2006 and October 30, 2005, respectively, and $641 and $230 for the nine months ended October 29, 2006 and October 30, 2005, respectively.
(3)	Includes $128 in stock based compensation and $94 in amortization of deferred stock compensation for the three months ended October 29, 2006 and October 30, 2005, respectively, and $372 and $150 for the nine months ended October 29, 2006 and October 30, 2005, respectively.

See accompanying notes to condensed consolidated financial statements.

3 of 42

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 29, 2006	January 29, 2006 (1)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$11,418	$26,695
Short-term investments	2,223	—
Accounts receivable, net	54	9
Inventory, net	826	171
Prepaid and other current assets	463	800

Total current assets	14,984	27,675

Property, plant and equipment, net	1,226	2,368
Long term prepaid assets	—	36
Other assets	422	415

Total assets	$16,632	$30,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$968	$1,735
Compensation and related benefits	1,215	1,024
Income taxes payable	1,078	1,059
Current portion of capital lease obligations	1,244	1,525
Other accruals	82	264

Total current liabilities	4,587	5,607

Capital lease obligations	—	624
Other long-term liabilities	147	149
Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock	37	36
Additional paid-in-capital	111,067	110,302
Deferred compensation	—	(531)
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(99,206)	(85,691)

Total stockholders’ equity	11,898	24,114

Total liabilities and stockholders’ equity	$16,632	$30,494

(1)	Derived from the January 29, 2006 audited consolidated financial statements included in the Annual Report on Form 10-K/A of NeoMagic Corporation for fiscal year 2006, which includes a reclassification of $606 thousand from Registration Obligation to Additional paid-in-capital within Stockholders’ equity.

See accompanying notes to unaudited condensed consolidated financial statements.

4 of 42

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 29, 2006	October 30, 2005
Operating activities:
Net loss	$(13,515)	$(5,331)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	1,193	1,266
Amortization and accretion	—	416
Gain on sale of patents	(1,044)	(3,481)
Stock based compensation	1,027	379
Changes in operating assets and liabilities:
Accounts receivable	(45)	(50)
Inventory	(655)	197
Prepaid and other current assets	337	(12)
Other assets	29	260
Accounts payable	(767)	423
Compensation and related benefits	191	100
Income taxes payable	19	134
Other accruals	(184)	(18)

Net cash used in operating activities	(13,414)	(5,717)

Investing activities:
Proceeds from sale of patents	1,044	3,481
Purchases of property, plant, equipment and intangibles	(51)	(70)
Purchases of short-term investments	(2,491)	(63,096)
Maturities of short-term investments	270	79,192

Net cash provided by (used in) investing activities	(1,228)	19,507

Financing activities:
Payments on capital lease obligations	(905)	(954)
Net proceeds from issuance of common stock	270	184

Net cash used in financing activities	(635)	(770)

Net increase (decrease) in cash and cash equivalents	(15,277)	13,020
Cash and cash equivalents at beginning of period	26,695	8,944

Cash and cash equivalents at end of period	$11,418	$21,964

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$86	$181
Taxes	$23	$17

See accompanying notes to condensed consolidated financial statements.

5 of 42

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively, “NeoMagic” or the “Company”). Certain information and Note disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at October 29, 2006, the operating results for the three and nine months ended October 29, 2006 and October 30, 2005, and the cash flows for the nine months ended October 29, 2006 and October 30, 2005. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 29, 2006, included in the Company’s Form 10-K/A filed with the Securities and Exchange Commission, on October 26, 2006.

We believe our current cash, cash equivalents and short-term investments will satisfy our projected cash requirements through the end of January 2007. However, we expect we will need to raise additional capital to fund future operating activities beyond January 2007. The adequacy of our resources will depend largely on our ability to complete additional financing and our success in achieving profitable operations and positive operating cash flows. These uncertainties raise substantial doubts about the Company’s ability to continue as a going concern. If we experience a material shortfall versus our plan, we expect to take all appropriate actions to maximize the value of the Company. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all.

For all periods presented, share and per share information in these condensed consolidated financial statements and notes have been adjusted to reflect the Company’s 1 for 5 reverse stock split effective August 15, 2005.

The results of operations for the three and nine months ended October 29, 2006 are not necessarily indicative of the results that may be expected for the year ending January 28, 2007.

The third quarters of fiscal 2007 and fiscal 2006 ended on October 29, 2006 and October 30, 2005, respectively. The Company’s quarters generally have 13 weeks. The first, second, and third quarters of fiscal 2007 and fiscal 2006 each had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2007 will have 52 weeks and fiscal 2006 had 52 weeks.

2. Stock Based Compensation

During the quarter ended October 29, 2006, the Company had several stock-based employee compensation plans, including stock option plans and employee stock purchase plans. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. The stock options generally vest over a four-year period, have a maturity of ten years from the issuance date, and an exercise price equal to the closing price on the NASDAQ of the common stock on the date of grant. Generally, unvested options are forfeited 30 to 90 days from the date a Service Provider ceases to be an employee, director or consultant, or in the case of death or disability for a period of up to 12 months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At October 29, 2006, approximately 1,349,548, 1,215,452, and 113,401 shares of the Company’s registered common stock were reserved for issuance under the 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan, respectively.

6 of 42

The 1997 Employee Stock Purchase Plan and 2006 Employee Stock Purchase Plan (collectively “ESPP”) permit eligible employees to purchase common stock through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. To cover the exercise of vested options the Company issues new shares from its authorized but unissued share pool. At October 29, 2006, approximately 268,256 and 100,000 shares were available for future purchase under the 1997 Employee Stock Purchase Plan and 2006 Employee Stock Purchase Plan, respectively.

Adoption of SFAS No. 123(R)

Effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted under its stock option plans and employee stock purchase plans based on the fair market value of the award as of the grant date. SFAS 123(R) supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123(R) using the modified prospective application method of adoption that requires the Company to record compensation cost related to unvested stock awards as of January 30, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after January 30, 2006 are valued at fair value in accordance with provisions of SFAS 123(R) and recognized on a ratable basis over the service periods of each award. The Company estimated forfeiture rates for the three and nine months ended October 29, 2006 are based on its historical experience.

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

The Company’s net loss for the three and nine months ended October 29, 2006 was $4.3 million and $13.5 million, respectively. The Company recognized stock-based compensation expense under SFAS 123(R) for the three and nine months ended October 29, 2006 of $342 thousand and $1,027 thousand, respectively. Compensation expense is not less than the amount incurred by vested shares. Compensation expense related to stock-based compensation of Service Provider stock options for the three months and nine months ended October 29, 2006 was $263 thousand and $776 thousand, respectively. Compensation expense related to stock-based compensation of Employee Stock Purchase Plan for the three and nine months ended October 29, 2006 was $79 thousand and $251 thousand, respectively. Stock-based compensation expense relating to consultants and the amortization of deferred stock compensation for options issued with an exercise price less than the fair market value on date of grant was $176 thousand and $379 thousand, respectively, for the three and nine months ended October 30, 2005. The impact on both basic and diluted earnings per share for the three and nine months ended October 29, 2006 was $(0.04) and $(0.11), respectively under SFAS 123(R). The Company’s net loss for the three and nine months ended October 29, 2006 was $339 thousand and $999 thousand, respectively, greater than it would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25.

7 of 42

The Company’s net loss per common share, basic and diluted, for the three and nine months ended October 29, 2006, was $(0.3) and $(0.10), respectively, greater than it would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25.

Net cash proceeds from the sales of common stock under employee stock purchase and stock option plans for the nine months ended October 29, 2006 and October 30, 2005 were $270 thousand and $184 thousand, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the nine months ended October 29, 2006 and October 30, 2005, respectively. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Determining Fair Value

Valuation and amortization method – The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. During second quarter of fiscal 2007, the Company completed an historical review of the Expected Term. The expected term for the second and third quarters of fiscal 2007 is based upon this historical review. The Company believes that this method meets the requirements for SFAS 123(R). During first quarter of fiscal 2007, the Company applied the provisions of SAB 107 in its adoption of SFAS 123(R) by calculating the expected term as the average of the vesting period and original contractual term. This method may be used until December 31, 2007 for “plain-vanilla” share options. The Company believes that this method met the requirements for SFAS 123(R) for its first quarter of fiscal 2007.

Expected Volatility – The Company’s expected volatility for the quarter ended October 29, 2006 is computed based on the Company’s historical stock price volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

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

Estimated Forfeiture – The estimated forfeiture rate was based on an analysis of the Company’s historical forfeiture rates. The estimated average forfeiture rate for the three and nine months ended October 29, 2006 was 47.61% and 33.24%, respectively, based on historical forfeiture experience.

In the three and nine months ended October 29, 2006 and October 30, 2005, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:

	Option Plans				Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	October 29, 2006	October 30, 2005(1)	October 29, 2006	October 30, 2005(1)	October 29, 2006	October 30, 2005(1)	October 29, 2006	October 30, 2005(1)
Risk-free interest rates	4.7%	4.3%	5.1%	4.0%	3.5%	4.1%	3.7%	3.5%
Volatility	1.12	0.88	1.00	0.81	0.87	1.24	1.05	0.97
Expected life of option in years	2.70	4.61	4.64	4.81	1.34	0.50	0.93	0.49

(1)	Assumptions used in the calculation of pro forma net income (loss).

8 of 42

Stock Based Compensation Expense

The following table shows total stock-based compensation expense included in the accompanying Consolidated Condensed Financial Statements for the three months and nine months ended October 29, 2006 and October 30, 2005.

	Three Months Ended		Nine Months Ended
(in thousands)	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Cost of revenue	$5	$1	$14	$(1)
Research and development	209	81	641	230
Sales, general and administrative	128	94	372	150
Income tax benefit	—	—	—	—

Total	$342	$176	$1,027	$379

Total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized as of October 29, 2006 was approximately $690 thousand after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 3.37 years for stock options and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.

Total compensation cost related to options to purchase common shares under the ESPP but not yet recognized as of October 29, 2006 was approximately $256 thousand. This cost will be recognized on a straight-line basis over a weighted-average period of approximately 1. 5 years.

Stock Options and Awards Activities

The following is a summary of the Company’s stock option activity under the stock option plans as of October 29, 2006 and related information:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Outstanding at January 29, 2006	1,822,098	$8.52
Granted	481,185	$4.82
Exercised	(33,461)	$1.67

Forfeitures and cancellations	(572,132)	$10.50

Outstanding at October 29, 2006	1,697,690	$6.94	6.44	$1,127,986

Vested and Expected to Vest at October 29, 2006	1,283,048	$7.97	6.35	$812,868

Exercisable at October 29, 2006	906,016	$9.86	6.17	$442,031

9 of 42

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.98 at October 29, 2006, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of October 29, 2006 was approximately 222 thousand. The aggregate intrinsic value of options exercised during the three months ended October 29, 2006 was $15 thousand.

The exercise prices for options outstanding and exercisable as of October 29, 2006 and their weighted average remaining contractual lives were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.35 – 2.00	103	3.92	$1.47	70	$1.42
$2.01 – 4.02	493	8.18	$2.22	153	$2.25
$4.03 – 6.00	546	5.75	$4.89	134	$4.91
$6.01 – 13.95	307	6.77	$12.01	300	$12.11
$13.96 – 20.00	225	4.94	$16.00	225	$16.00
$20.01 and over	24	6.92	$24.37	24	$24.37

	1,698	6.44	$6.94	906	$9.86

Pro-forma Disclosures

The following table illustrates the effect on net income and net income per share as if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation during the three-month and nine-month periods ended October 30, 2005 (in thousands, except per share amounts):

	Three Months Ended	Nine Months Ended
	October 30, 2005
Net income (loss) as reported	$779	$(5,331)
Stock-based employee compensation benefit included in the determination of net income (loss) as reported	176	379
Stock-based employee compensation expense determined under fair value based method for all awards, net of income taxes	(2,867)	(5,406)

Pro forma net loss	$(1,912)	$(10,358)

Earnings per share:
Reported basic net income (loss) per share	$0.12	$(0.80)
Reported diluted net income (loss) per share	$0.11	$(0.80)
Pro forma basic and diluted loss per share	$(0.28)	$(1.55)

For the purposes of this pro forma disclosure, the value of the options was estimated using a Black-Scholes option valuation model and recognized over the respective vesting periods of the awards.

10 of 42

3. Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

Per share information calculated on this basis is as follows:

(in thousands, except per share amounts)	Three Months Ended		Nine Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Numerator:
Numerator for basic and diluted net income (loss) per share	$(4,268)	$779	$(13,515)	$(5,331)
Denominator:
Denominator for basic net income (loss) per share, weighted average shares	9,630	6,740	9,577	6,694
Effect of dilutive securities:
Stock options outstanding	—	142	—	—
Denominator for diluted net income (loss) per share, weighted-average shares	9,630	6,882	9,577	6,694
Net income (loss) per share:
Basic net income (loss) per share	$(0.44)	$0.12	$(1.41)	$(0.80)
Diluted net income (loss) per share	$(0.44)	$0.11	$(1.41)	$(0.80)

For the three-month period ended October 29, 2006 and for the nine-month periods ended October 29, 2006 and October 30, 2005, respectively, basic loss per share and diluted loss per share are the same due to the net loss for those periods. During the three-month periods ended October 29, 2006 and October 30, 2005, respectively, the Company excluded options to purchase 2,406,478 and 2,196,189 shares of common stock from the diluted net income (loss) per share computations because the impact would have been anti-dilutive. During the nine months ended October 29, 2006 and October 30, 2005, respectively, the Company excluded options to purchase 2,213,415 and 1,868,408 shares of common stock from the diluted net loss per share computations because the impact would have been anti-dilutive.

4. Cash, Cash Equivalents and Short-term Investments

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents. Investments with an original maturity of greater than 90 days, but less than one year, are classified as short-term investments.

Investments in debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized to interest income over the life of the investment. Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in stockholders’ equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and other. The cost of securities sold is based on the specific identification method.

11 of 42

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of October 29, 2006 and January 29, 2006, and consists of the following (in thousands):

October 29, 2006 (in thousands)	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents:
Money market funds	$996	$—	$996
Commercial paper	9,485	—	9,485
Bank accounts	937	—	937

Total	$11,418	$—	$11,418

Short-term investments:
Corporate bonds	$1,003	$—	$1,003
U.S. Government agencies	1,220	—	1,220

Total	$2,223	$—	$2,223

January 29, 2006 (in thousands)	Amortized Cost	Gross Unrealized Loss	Fair Value
Cash and cash equivalents:
Money market funds	$1,345	$—	$1,345
Commercial paper	23,698	(2)	23,696
U.S. government agencies	994	—	994
Bank accounts	660	—	660

Total	$26,697	$(2)	$26,695

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

Inventory consists of: (in thousands)	October 29, 2006	January 29, 2006
	(unaudited)
Raw materials	$201	$1
Work in process	—	11
Finished goods	625	159

Total	$826	$171

12 of 42

6. Accumulated Other Comprehensive Income (loss)

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders’ equity.

Net comprehensive loss includes the Company’s net income (loss), as well as accumulated other comprehensive loss on available for sale securities. Net comprehensive income (loss) for the three and nine months ended October 29, 2006 and October 30, 2005, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Net income (loss), as reported	$(4,268)	$779	$(13,515)	$(5,331)
Net change in unrealized gain on available for sale securities	1	5	2	14

Net comprehensive income (loss)	$(4,267)	$884	$(13,513)	$(5,317)

Total accumulated other comprehensive loss was $0 at October 29, 2006 and $2 thousand at January 29, 2006. Accumulated other comprehensive loss consists entirely of unrealized losses on available for sale securities.

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

	October 29, 2006	January 29, 2006
(in thousands)	(unaudited)
Software under capital lease	$4,243	$4,243
Accumulated amortization	(3,262)	(2,229)

Net software under capital lease	$981	$2,014

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of October 29, 2006:

(in thousands)
Fiscal 2007	$658
Fiscal 2008	643

Total minimum lease payments	1,301
Less: amount representing interest	(57)

Present value of net minimum lease payments	1,244
Less: current portion	(1,244)

Long-term portion	$—

13 of 42

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

14 of 42

10. Income Taxes

Income tax expense was $13 thousand and $50 thousand for the three months ended October 29, 2006 and October 30, 2005, respectively. Income tax expense was $43 thousand and $149 thousand for the nine months ended October 29, 2006 and October 30, 2005, respectively. We recorded a tax provision of $13 thousand on a pre-tax loss of $4.3 million in the three months ended October 29, 2006 that consisted of foreign income taxes and an increase of $6 thousand for accrued interest on tax liabilities. We recorded a tax provision of $43 thousand on a pre-tax loss of $13.5 million in the nine months ended October 29, 2006 that consisted of foreign income taxes and an increase of $18 thousand for accrued interest on tax liabilities. We recorded a tax provision of $50 thousand on a pre-tax income of $0.8 million in the three months ended October 30, 2005 that consisted of foreign income taxes and an increase of $44 thousand for accrued interest on tax liabilities. We recorded a tax provision of $149 thousand on a pre-tax loss of $5.2 million in the nine months ended October 30, 2005 that consisted of foreign income taxes and an increase of $132 thousand for accrued interest on tax liabilities.

11. Contingencies

Commitments

In May 1996, the Company moved its principal headquarters to a new facility in Santa Clara, California, under a non-cancelable operating lease that expired in April 2003. In January 1998, the Company entered into a second non-cancelable operating lease for an adjacent building, which became its new corporate headquarters. This lease had a co-terminus provision with the original lease that expired in April 2003. In March 2002, the Company extended the term for 45,000 square feet under this lease for another 7 years with a termination date of April 2010. The Company leases offices in Israel and India under operating leases that expire September 2007 and December 2008, respectively. Future minimum lease payments under operating leases are as follows:

(in thousands)
Fiscal 2007*	$293
Fiscal 2008*	1,329
Fiscal 2009	1,257
Fiscal 2010	1,100
Thereafter	277

Total minimum lease payments	$4,256

*	Net of sublease income for sub-leasing 10,000 square feet in the Company’s Santa Clara facility for a two-year period starting on March 15, 2005 for $12,000 per month.

12. Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the three and nine-month periods ended October 29, 2006 and October 30, 2005. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant for the three and nine months ended October 29, 2006 and October 30, 2005.

15 of 42

13. Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s condensed consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Since the Company has no derivative instruments or hedging activities, we do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 28, 2008. We are currently assessing the impact, if any, of SFAS 157 on our consolidated financial position, results of operation, or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated.

In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the us as of January 1, 2007. The adoption of SAB 108 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

16 of 42

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

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

Overview

We deliver semiconductor chips and software that provide solutions to enable new multimedia applications for handheld devices. Our solutions offer low power consumption, small form-factor and high performance processing. As part of our complete system solution, we deliver a suite of middleware and sample applications for imaging, video and audio functionality, and we provide multiple operating system ports with customized drivers for our products. Our product portfolio includes semiconductor solutions known as Applications Processors as well as other Systems-On-Chips (SOCs). Our Applications Processors are sold under the “MiMagic” brand name with a focus on enabling high performance multimedia within a low power consumption environment. In mobile phones, our Applications Processors are designed to work side-by-side with baseband processors that are used for communications functionality. Our SOC product dedicated for the digital mobile TV market is marketed under the “NeoMobileTV” brand name. Target customers for both our MiMagic product and our NeoMobileTV product include manufacturers of mobile phones, mobile phone subsystems, voice and video over IP devices, handheld mobile television devices, navigation systems, wireless cameras and other multimedia devices.

Since April 2002, we have been working with The Consortium for Technology Licensing Ltd. to explore opportunities to license or sell our patents. During the second quarter of fiscal 2007 and the first quarter of fiscal year 2006, we generated, respectively, a $1.0 million and $3.5 million gain from the sale of patents that related to legacy products that NeoMagic no longer sells. During the third quarter of fiscal year 2006, we announced a patent licensing transaction with Sony Corporation where Sony paid us $8.5 million for a non-exclusive fully paid-up license to all of our patents. In the patent licensing transaction with Sony, we only provided Sony with a license to our patents. We did not provide Sony with any intellectual “know-how” or other confidential information that could help Sony develop products that could be competitive with NeoMagic’s products. As of October 29, 2006, we were in discussions with multiple companies that we believe have infringed on our embedded DRAM patents. The objective of our patent licensing business is to enter into patent licensing agreements with companies that have infringed or are expected to infringe on our patents. In addition, we may decide to license or sell certain additional patents in the future. Licensing revenue was $8.5 million in fiscal 2006 representing 91% of our total revenue. There was no licensing revenue in the first, second and third quarters of fiscal 2007.

17 of 42

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

18 of 42

Revenue Recognition

We derive our revenue from two principal sources: product sales and license fees for patents.

We recognize revenue from non-distributor product sales when the products are shipped to the customer, title has transferred, and no obligations remain. In addition, we require the following criteria to be met before recognizing revenue: (i) execution of a written customer order, (ii) shipment of the product, (iii) the fee is fixed or determinable, and (iv) collectibility of the proceeds is probable. Our shipment terms are FOB shipping point.

For products shipped to distributors, we defer recognition of product revenue until the distributors sell our products to their customers. On occasion, however, we may sell products with “End of Life” status to our distributors under special arrangements without any price protection or return privileges for which we recognize revenue upon transfer of title, typically upon shipment.

At the end of each accounting period, we determine certain factors, including sales returns and allowances, that could affect the amount of revenue recorded for the period. Sales returns provisions include considerations for known but unprocessed sales returns and estimates for unknown returns based on our historical experiences. If the actual future returns were to deviate from the historical data on which the reserve had been established, our revenue could be adversely affected.

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

19 of 42

Results of Operations

Product Revenue

Product revenue was $0.2 million and $0.2 million for the three months ended October 29, 2006 and October 30, 2005, respectively. Product revenue was $0.5 million and $0.8 million for the nine months ended October 29, 2006 and October 30, 2005, respectively. For the three months ended October 29, 2006, a decrease in shipments our MiMagic 3 application processor was offset by increased end of life shipments of our NMC 1121 companion chip. Product revenue decreased in the nine months ended October 29, 2006 primarily due to decreased shipments of our MiMagic 3 and MiMagic 5 applications processors partially offset by increased shipments of our end of life NMC 1110 and NMC1121 companion chips.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 100% and 45% of product revenue in the three months ended October 29, 2006 and October 30, 2005, respectively. Sales to customers located outside the United States accounted for 71% and 61% of product revenue in the nine months ended October 29, 2006 and October 30, 2005, respectively. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area:

	Three Months Ended		Nine Months Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Japan	0%	2%	0%	6%
Taiwan	79%	16%	42%	27%
Korea	12%	0%	6%	0%
Singapore	1%	5%	6%	4%
United States	0%	55%	29%	39%
United Kingdom	8%	22%	15%	13%
Sweden	0%	0%	2%	11%

	100%	100%	100%	100%

The following customers accounted for more than 10% of product revenue:

	Three Months Ended				Nine Months Ended
	October 29, 2006		October 30, 2005		October 29, 2006		October 30, 2005
Edom Technology Co.**	79%		16%		43%		22%
MJL Technology, LTD**	12%		*	%	*	%	* %
Premier Components Distribution**	*	%	*	%	27%		* %
Exadigm Inc.	*	%	47%		*	%	33%
Premier Microelectronics Europe LTD**	*	%	22%		13%		13%
Note Norrtelje AB	*	%	*	%	*	%	11%

*	represents less than 10% of product revenue
**	customer is a distributor/sales representative

Licensing Revenue

On September 1, 2005, NeoMagic granted Sony Corporation of Tokyo, Japan a worldwide, non-exclusive license to all of its patents. In accordance with the agreement, NeoMagic received gross proceeds of $8.5 million. Among the patents that were licensed to Sony Corporation are those that relate to the use of embedded dynamic random-access-memory (DRAM) technology and on-chip memories in semiconductor integrated circuits.

20 of 42

During the negotiations that led to the signed agreement, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York. NeoMagic and The Consortium continue to explore other opportunities to generate additional revenue from NeoMagic’s patents.

Gross Profit (Loss)

Gross profit (loss) was $(5) thousand and $5.6 million for the three months ended October 29, 2006 and October 30, 2005, respectively. Gross profit was $57 thousand and $5.6 million in the nine months ended October 29, 2006 and October 30, 2005, respectively. The negative margin for the three months ended October 29, 2006 is primarily due to under absorption of manufacturing overhead resulting from relatively low production levels. Gross profit for the three and nine months ended October 29, 2006 was unfavorably impacted by charges totaling $2 thousand and $12 thousand, respectively, to write-off excess inventory for our NMC 1121 companion chip. Gross profit for the nine months ended October 29, 2006 was favorably impacted by reserve releases of $38 thousand for the sale of inventory previously written off. Gross profit for the three and nine months ended October 30, 2005 includes licensing revenue of $8.5 million and cost of licensing revenue of $2.9 million which includes legal and other expenses and a commission payment to the Consortium for Technology Licensing, Ltd. of approximately $2.8 million. The gross loss for the three and nine months ended October 30, 2005 was unfavorably impacted by charges totaling $41 thousand and $231 thousand, respectively, to write-off excess inventory primarily for our MiMagic 5 applications processor and favorably impacted by the sale of $54 thousand and $86 thousand, respectively, of inventory previously written off.

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $3.2 million and $3.0 million for the three months ended October 29, 2006 and October 30, 2005, respectively. Research and development expenses were $10.3 million and $9.2 million for the nine months ended October 29, 2006 and October 30, 2005, respectively. These expenses include stock based compensation of $0.2 million and $0.1 million for the three months ended October 29, 2006 and October 30, 2005, respectively, and $0.6 million and $0.2 million for the nine months ended October 29, 2006 and October 30, 2005, respectively. The increase of $0.1 million for the three months ended October 29, 2006 is primarily related to increased stock compensation costs of $0.1 million as a result of the adoption of SFAS 123(R) in the first quarter of fiscal 2007. The increase of $1.1 million for the nine months ended October 29, 2006 is primarily related to increased stock compensation costs of $0.4 million as a result of the adoption of SFAS 123(R) in the first quarter of fiscal 2007, increased labor costs of $0.3 million and increased mask and acquired technology costs of $0.2 million.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.2 million and $1.8 million for the three months ended October 29, 2006 and October 30, 2005, respectively. Sales, general and administrative expenses were $4.9 million and $4.9 million for the nine months ended October 29, 2006 and October 30, 2005, respectively. These expenses include stock-based compensation of $128 thousand and $94 thousand for the three months ended October 29, 2006 and October 30, 2005, respectively, and $372 thousand and $150 thousand for the nine months ended October 29, 2006 and October 30, 2005, respectively. The decrease of $0.5 million for the three months ended October 29, 2006 is mainly due to decreased professional service costs of $0.2 million, decreased costs of boards used to

21 of 42

demonstrate NeoMagic products of $0.1 million, decreased labor costs of $0.1 million, and decreased audit costs of $0.1 million. For the nine months ended October 29, 2006, increased stock-based compensation costs of $0.2 million as a result of the adoption of SFAS 123(R) in the first quarter of fiscal 2007 were offset by decreased professional service costs of $0.1 million and decreased costs of boards used to demonstrate NeoMagic products of $0.1 million.

Gain on Sale of Patents

In the second quarter of fiscal 2007, NeoMagic completed the sale of four of our patents to Samsung Electronics Co. Ltd. for net proceeds of approximately $1.0 million after payment of expenses related to the negotiation of the patent purchase agreement. The Company has no ongoing obligations under the patent sale agreement.

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

Stock Compensation

Stock compensation expense was $342 thousand and $176 thousand for the three months ended October 29, 2006 and October 30, 2005, respectively. Stock compensation expense was $1,027 thousand and $379 thousand for the nine months ended October 29, 2006 and October 30, 2005, respectively. Stock compensation expense recorded in cost of revenues, research and development expenses and sales, general and administrative expenses for the three and nine months ended October 29, 2006 is the amortization of the fair value of share-based payments made to employees, members of our board of directors and other service providers in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123(R) on the fist day of fiscal 2007 (See Note 2). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.

We elected to adopt the modified prospective method as provided by SFAS No. 123(R). Accordingly, for the three and nine months ended October 29, 2006, we accounted for stock compensation under SFAS No. 123(R), while for the three and nine months ended October 30, 2005, we accounted for stock compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In the three and nine months ended October 30, 2005, under APB 25, we recorded amortization of deferred stock compensation of $176 thousand and $379 thousand, respectively, for deferred compensation recorded for the difference between the fair value of common stock at the date of grant and the option exercise price. Under SFAS No. 123(R), however, we recorded compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for the three and nine months ended October 29, 2006 was not comparable to the prior-year period.

22 of 42

Interest Income and Other

The Company currently earns interest on its cash equivalents and short-term investments. Interest income and other was $180 thousand and $192 thousand for the three months ended October 29, 2006 and October 30, 2005, respectively. Interest income and other was $684 thousand and $486 thousand for the nine months ended October 29, 2006 and October 30, 2005, respectively. The decrease for the three months ended October is primarily due to lower average cash and short-term investment balances partially offset by increased interest rates. The increase for the nine months ended October 29, 2006 in interest income and other is primarily due to increased interest rates which were partially offset by lower average cash and short-term investment balances.

Interest Expense

Interest expense was $23 thousand and $256 thousand for the three months ended October 29, 2006 and October 30, 2005, respectively. Interest expense was $89 thousand and $676 thousand for the nine months ended October 29, 2006 and October 30, 2005, respectively. The decrease in the three and nine months ended October 29, 2006 is primarily due to accreted interest expense of $175 thousand in the three months ended October 30, 2005 and accreted interest expense of $416 thousand in the nine months ended October 30, 2005 related to our Mandatorily Redeemable Series B Convertible Preferred Stock issued in August 2004. In addition, we recorded $33 thousand of interest expense in the third quarter of fiscal 2006 and $98 thousand in the nine months ended October 30, 2005 due to amortization of deferred financing costs related to our Mandatorily Redeemable Series B preferred stock. There was no accreted interest expense or amortization of deferred financing costs in the three and nine months ended October 29, 2006 since the Mandatorily Redeemable Series B Convertible Preferred Stock was converted into common stock in the fourth quarter of fiscal 2006. Interest expense recorded in the three and nine months ended October 29, 2006 represents interest on our capital leases (See Note 7).

Income Taxes

Income tax expense was $13 thousand and $50 thousand for the three months ended October 29, 2006 and October 30, 2005, respectively. Income tax expense was $43 thousand and $149 thousand for the nine months ended October 29, 2006 and October 30, 2005, respectively. We recorded a tax provision of $13 thousand on a pre-tax loss of $4.3 million in the three months ended October 29, 2006 that consisted of foreign income taxes and an increase of $6 thousand for accrued interest on tax liabilities. We recorded a tax provision of $43 thousand on a pre-tax loss of $13.5 million in the nine months ended October 29, 2006 that consisted of foreign income taxes and an increase of $18 thousand for accrued interest on tax liabilities. We recorded a tax provision of $50 thousand on a pre-tax income of $0.8 million in the three months ended October 30, 2005 that consisted of foreign income taxes and an increase of $44 thousand for accrued interest on tax liabilities. We recorded a tax provision of $149 thousand on a pre-tax loss of $5.2 million in the nine months ended October 30, 2005 that consisted of foreign income taxes and an increase of $132 thousand for accrued interest on tax liabilities.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased $13.1 million in the nine months ended October 29, 2006 to $13.6 million from $26.7 million at January 29, 2006. The loss of $13.5 million for the first nine months of fiscal 2007 was partially offset by a gain of $1.0 million on the sale of certain patents.

23 of 42

We believe our current cash, cash equivalents and short-term investments will satisfy our projected cash requirements through the end of fiscal January 2007. However, we expect we will need to raise additional capital to fund future operating activities beyond January 2007. The adequacy of our resources will depend largely on our ability to complete additional financing and our success in achieving profitable operations and positive operating cash flows. If we experience a material shortfall versus our plan, we expect to take all appropriate actions to maximize the value of the Company. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all.

Cash and cash equivalents used in operating activities for the nine months ended October 29, 2006 was $13.4 million, compared to $5.7 million of net cash used in operating activities for the nine months ended October 30, 2005. The cash used in operating activities for the nine months ended October 29, 2006 was primarily due to the net loss of $13.5 million, the $1.0 million gain on the sale of patents, an increase in inventory of $0.7 million to build up MiMagic 6+ inventory in advance of expected orders and a decrease in accounts payable of $0.8 million partially offset by non-cash depreciation of $1.2 million and non-cash stock based compensation of $1.0 million. The net cash used in operating activities for the nine months ended October 30, 2005 was primarily due to the net loss of $5.3 million and the gain on the sale of patents of $3.5 million partially offset by non-cash depreciation, amortization and accretion of $1.7 million as well as an decrease in inventory of $0.2 million, a decrease in other assets of $0.3 million, and increases in liabilities of $0.6 million. The net loss for the nine months ended October 30, 2005 includes net licensing revenue of $5.6 million.

Net cash used in investing activities for the nine months ended October 29, 2006, was $1.2 million, compared to $19.5 million of net cash provided by investing activities for the nine months ended October 30, 2005. Net cash used in investing activities is primarily due to net purchases of short-term investments of $2.2 million partially offset by proceeds from the sale of patents of $1.0 million. Net cash provided by investing activities for the nine months ended October 30, 2005 is due to net maturities of short-term investments of $16.1 million and proceeds from the sale of patents of $3.5 million.

Net cash used in financing activities was $0.6 million for the nine months ended October 29, 2006, compared to $0.8 million of net cash used in financing activities for the nine months ended October 30, 2005. The net cash used in financing activities for the nine months ended October 29, 2006 is due to payments on capital lease obligations of $0.9 million partially offset by proceeds from the issuance of common stock of $0.3 million pursuant to the employee stock purchase plan and to employee stock option exercises. The net cash used in financing activities for the nine months ended October 30, 2005 is due to payments on capital lease obligations of $1.0 million partially offset by proceeds from the issuance of common stock of $0.2 million pursuant to the employee stock purchase plan and to employee stock option exercises.

Our lease for our headquarters in Santa Clara, California expires in April 2010. We lease offices in Israel and India under operating leases that expire in September 2007 for Israel and in December 2008 for India. On February 1, 2005, we entered into a sublease agreement to sub-lease 10,000 square feet in our Santa Clara facility for a two year period starting on March 15, 2005 for $12,000 per month.

We lease software licenses under capital leases. Refer to Note 7, Obligations under Capital Leases, in the condensed consolidated financial statements for additional information.

24 of 42

The future minimum payments relating to facility leases, software leases and non-cancelable purchase orders are included in the contractual obligations table below.

Contractual Obligations

The following summarizes the Company’s contractual obligations at October 29, 2006, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	Fiscal 2007	Fiscal 2008	Fiscal 2009	Fiscal 2010	Fiscal 2011	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$293	$1,329	$1,257	$1,100	$277	$—	$4,256
Capital leases	658	643	—	—	—	—	1,301
Non-cancelable purchase orders	107	—	—	—	—	—	107

Total contractual cash obligations	$1,058	$1,972	$1,257	$1,100	$277	$—	$5,664

Off-Balance Sheet Arrangements

As of October 29, 2006, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes, which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN 48 provides guidance on the derecognition, classification, interest and penalties, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN 48 are effective for reporting periods beginning after December 15, 2006. The Company is currently assessing the impact of the adoption of FIN 48 and its impact on the Company’s condensed consolidated financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155 (“SFAS 155”), “Accounting for Certain Hybrid Financial Instruments” which amends Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities” and Statement of Financial Accounting Standards No. 140 (“SFAS 140”), “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS 155 simplifies the accounting for certain derivatives embedded in other financial instruments by allowing them to be accounted for as a whole if the holder elects to account for the whole instrument on a fair value basis. SFAS 155 also clarifies and amends certain other provisions of SFAS 133 and SFAS 140. SFAS 155 is effective for all financial instruments acquired, issued or subject to a remeasurement event occurring in fiscal years beginning after September 15, 2006. Earlier adoption is permitted, provided the Company has not yet issued financial statements, including for interim periods, for that fiscal year. Since the Company has no derivative instruments or hedging activities, we do not expect the adoption of SFAS 155 to have a material impact on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements” (“SFAS 157”). SFAS 157 provides a new single authoritative definition of fair value and provides enhanced guidance for measuring the fair value of assets and liabilities and requires additional disclosures related to the extent to which companies measure assets and liabilities at fair value, the information

25 of 42

used to measure fair value, and the effect of fair value measurements on earnings. SFAS 157 is effective for us as of January 28, 2008. We are currently assessing the impact, if any, of SFAS 157 on our consolidated financial position, results of operation, or cash flows.

In September 2006, the SEC released Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides interpretative guidance on how public companies quantify financial statement misstatements. There have been two common approaches used to quantify such errors. Under an income statement approach, the “roll-over” method, the error is quantified as the amount by which the current year income statement is misstated. Alternatively, under a balance sheet approach, the “iron curtain” method, the error is quantified as the cumulative amount by which the current year balance sheet is misstated.

In SAB 108, the SEC established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the roll-over and iron curtain methods. SAB 108 is effective for the us as of January 28, 2007. The adoption of SAB 108 is not expected to have a material impact on our consolidated financial position, results of operations, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s cash, cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of October 29, 2006, the Company’s cash, cash equivalents and short-term investments earned interest at an average rate of 5.4%. Due to the short-term nature of the Company’s investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at October 29, 2006, with consistent cash balances, interest income would be adversely affected by approximately $18 thousand per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

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

26 of 42

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

(b) Changes in Internal Controls

During the third quarter of fiscal 2007, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We Expect to Continue to Incur Significant Losses and Consume Cash in Operations through July 29, 2007

We have been incurring substantial losses and consuming cash in operations as we invest heavily in new product development in advance of achieving significant customer sales. This is expected to continue through July 29, 2007. Our ability to achieve cash flow breakeven is likely to depend on the success of our MiMagic 6+ and NeoMobileTV products. However, even if the, MiMagic 6+ and NeoMobileTV achieve widespread customer acceptance, the length of customer design-in cycles would preclude substantial product shipments in the fiscal year ending January 28, 2007. Even if these new products are successful, we are likely to incur significant additional losses and consume cash in operations through July 29, 2007.

27 of 42

We Need Additional Capital

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

We have a Limited Customer Base

Two customers accounted for 79% and 12%, respectively, of product revenue for the three months ended October 29, 2006. Three customers accounted for 47%, 22% and 16%, respectively, of product revenue for the three months ended October 30, 2005. Three customers accounted for 43%, 27% and 13%, respectively, of product revenue in the nine months ended October 29, 2006. Four customers accounted for 33%, 22%, 13% and 11%, respectively, of product revenue in the nine months ended October 30, 2005. We expect that a small number of customers will account for a substantial portion of our product revenue for the foreseeable future. Furthermore, the majority of our sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

28 of 42

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

We Face Intense Competition in Our Markets

The market for multimedia processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal factors of competition in this market are video performance, price, features, power consumption, size and customer support. Our ability to compete successfully in the multimedia processor market depends on a number of factors, including success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ramp of production of our products, customer demand and acceptance of more sophisticated multimedia functionality on mobile phones and other handheld devices, end-user acceptance of our customers’ products, market acceptance of competitors’ products and general economic conditions. Our ability to compete will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends.

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

Some of our current and potential competitors operate their own manufacturing facilities. Since we do not operate our own manufacturing facility and may from time-to-time make binding commitments to purchase products (binding purchase orders totaling $107,000 were outstanding as of October 29, 2006), we may not be able to reduce our costs and cycle time or adjust our production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on our results of operations. In addition, if production levels increase, the amount for which the Company will be obligated under binding purchase orders may increase significantly.

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

29 of 42

We Depend on Qualified Personnel

Our future success depends in part on the continued service of our key engineering, sales, marketing, manufacturing, finance and executive personnel, and our ability to identify, hire and retain additional personnel to serve potential customers in our targeted markets. There is strong competition for qualified personnel in the semiconductor industry, and we cannot assure you that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. We have experienced the loss of personnel through headcount reductions and attrition. In the past two years we have lost some of our executive management. For example, Prakash Agarwal, one of our co-founders who was our President, Chief Executive Officer and a Director since our founding, resigned from all these positions on April 19, 2005. Our new President and Chief Executive Officer, Douglas R. Young, has been with us only since February 2004. We cannot assure you that the resignation of Mr. Agarwal and the appointment of Mr. Young will not have a material adverse effect on our business, financial condition and results of operations.

All our executive officers are employees “at will”. We have an employment contract with Douglas R. Young, our chief executive officer, and Scott Sullinger, our chief financial officer. Each employment contract allows us to terminate the employee at any time but we may have severance payments that we need to make upon such termination of employment. We do not maintain key person insurance on any of our personnel. If we are not able to maintain key personnel, if our headcount is not appropriate for our future direction, or if we fail to recruit key personnel critical to our future direction in a timely manner, this may have a material adverse effect on our business, financial condition and results of operations.

In addition, our future success will depend in part on our ability to identify and retain qualified individuals to serve on our board of directors. We believe that maintaining a board of directors comprised of qualified members is critical given the current status of our business and operations. Moreover, Nasdaq Global Market rules require three outside board members to serve on our audit committee. Any inability on our part to identify and retain qualified board members could have a material adverse effect on our business or could lead to the delisting of our securities from the Nasdaq Global Market.

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

30 of 42

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

We Depend on Third-Party Manufacturers to Produce Our Products

Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We currently use one third-party foundry for wafer fabrication. We expect that, for the foreseeable future, all of our products will be manufactured at Taiwan Semiconductor Manufacturing Corporation on a purchase order by purchase order basis. Since, in our experience, the lead time needed to establish a relationship with a new wafer fabrication partner is at least 12 months, and the estimated time for a foundry to switch to a new product line ranges from four to nine months, we may have no readily available alternative source of supply for specific products. In addition to time constraints, switching foundries would require a diversion of engineering manpower and financial resources to redesign our products so that the new foundry could manufacture them. We cannot assure you that we can redesign our products to be manufactured by a new foundry in a timely manner, nor can we assure you that we will not infringe on the intellectual property of our current wafer manufacturer when we redesign our products for a new foundry. A manufacturing disruption experienced by our manufacturing partner, the failure of our manufacturing partner to dedicate adequate resources to the production of our products, or the financial instability of our manufacturing partner would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if the transition to the next generation of manufacturing technologies by our manufacturing partner is unsuccessful, our business, financial condition and results of operations would be materially and adversely affected.

We have many other risks because we depend on a third-party manufacturer, including: reduced control over delivery schedules, quality, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on wafers supplied to us; and potential misappropriation of our intellectual property. We are dependent on our manufacturing partner to produce wafers with acceptable quality and manufacturing yields, to deliver those wafers on a timely basis to our third party assembly subcontractors and to allocate a portion of their manufacturing capacity sufficient to meet our needs. Although our products are designed using the process design rules of the particular manufacturer, we cannot assure you that our manufacturing partner will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, we cannot assure you that our manufacturing partner will continue to devote adequate resources to produce our products or continue to advance the process design technologies on which the manufacturing of our products are based.

31 of 42

We Rely on Third-Party Subcontractors to Assemble and Test Our Products

Our products are assembled and tested by third-party subcontractors. We expect that, for the foreseeable future, the vast majority of our products will be packaged and assembled at Amkor Technology on a purchase order by purchase order basis. We do not have long-term agreements with any of these subcontractors. Such assembly and testing is conducted on a purchase order basis. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of our products. Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if we were required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and test of our products could have a material adverse effect on our business, financial condition and results of operations.

We May Encounter Inventory Excess or Shortage

To have product inventory to meet potential customer purchase orders, we sometimes place purchase orders for wafers from our manufacturer in advance of having firm purchase orders from our customers. We had binding orders for wafers totaling $107,000 outstanding as of October 29, 2006. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time-to-time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2006 of $0.2 million and in fiscal 2005 of $0.4 million. We also incurred write-off charges of $12,000 in the first three quarters of fiscal 2007. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

Our Manufacturing Yields May Fluctuate

Fabricating semiconductors is an extremely complex process, which typically includes hundreds of process steps. Minute levels of contaminants in the manufacturing environment, defects in masks used to print circuits on a wafer, variation in equipment used and numerous other factors can cause a substantial percentage of wafers to be rejected or a significant number of die on each wafer to be nonfunctional. Many of these problems are difficult to diagnose and time consuming or expensive to remedy. As a result, semiconductor companies often experience problems in achieving acceptable wafer manufacturing yields, which are represented by the number of good die as a proportion of the total number of die on any particular wafer. We typically purchase wafers, not die, and pay an agreed upon price for wafers meeting certain acceptance criteria. Accordingly, we bear the risk of the yield of good die from wafers purchased meeting the acceptance criteria.

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

32 of 42

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of October 29, 2006, we had been issued 26 patents. These 26 issued patents are scheduled to expire between June 2014 and November 2024. In June 2006, we sold 4 patents to Samsung Electronics Co. Ltd. for net proceeds of $1.0 million. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include several of our important patents covering embedded DRAM technology nor any of the unique array processing technology used in our MiMagic 6+ and NeoMobileTV products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

33 of 42

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 100% and 45% of our product revenue for the three months ended October 29, 2006 and October 30, 2005, respectively. Sales to customers located outside the United States accounted for 71% and 61% of product revenue for the nine months ended October 29, 2006 and October 30, 2005, respectively. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our foreign sales. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

34 of 42

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

Potential Nasdaq Stock Market Delisting

On February 28, 2005, we received a notice from the Nasdaq Stock Market that we were no longer in compliance with the requirements for continued inclusion of our common stock on the Nasdaq Global Market pursuant to the Nasdaq’s Marketplace Rule 4450(a)(5) (the “Rule”) because our common stock had closed below $1.00 per share for 30 consecutive business days. We were given 180 calendar days, or until August 29, 2005, to regain compliance with the Rule. To regain compliance with the Rule, the closing bid price of our common stock had to be $1.00 per share or more for a minimum of 10 consecutive business days before August 29, 2005. To regain compliance with the Rule, we effected a five-for-one reverse stock split on August 12, 2005 that brought the closing bid price of our common stock above $1.00. The closing bid price of our common stock has stayed above $1.00 since the reverse stock split occurred.

If we fail to comply with the continued listing requirements of the Nasdaq Global Market, including the minimum bid price per share requirement and the minimum stockholders equity requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the Nasdaq Capital Market, the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq Global Market. You may not be able to sell your shares quickly, at the market price or at all if trading in our stock is not active.

Item 6. Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1(9)	Amended and Restated Certificate of Incorporation.

35 of 42

3.2	(1)	Bylaws.

4.1	(5)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2	(8)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3	(7)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.4	(7)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5	(7)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.6	(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.7	(7)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.8	(11)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.9	(11)	Warrant to Registration Rights Agreement dated December 13, 2005.

10.1	(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2	(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3	(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4	(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5	(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6	(13)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7	(6)	2003 Stock Option Plan.

10.8	(3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9	(7)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10	(7)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11	(7)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12	(8)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13	(10)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14	(11)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15	(12)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

10.16	(14)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.

10.17	(14)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.

10.18	(15)	2006 Employee Stock Purchase Plan.

10.19	(16)	Form of Bonus Agreement.

10.20	(16)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

36 of 42

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1, registration no. 333-20031.
(2)	Incorporated by reference to the Company’s Form 10-Q for the period ended October 31, 1997.
(3)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2002.
(4)	Incorporated by reference to the Company’s Form 8-A filed December 23, 2002.
(5)	Incorporated by reference to the Company’s Form 8-K filed December 23, 2002.
(6)	Incorporated by reference to the Company’s S-8 registration statement filed September 22, 2003.
(7)	Incorporated by reference to the Company’s Form 8-K filed August 20, 2004.
(8)	Incorporated by reference to the Company’s Form 8-A/A filed August 23, 2004
(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2005.
(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 31, 2005.
(11)	Incorporated by reference to the Company’s Form 8-K filed December 16, 2005.
(12)	Incorporated by reference to the Company’s Form 8-K filed January 19, 2006.
(13)	Incorporated by reference to the Company’s Form 10-K for the year ended January 31, 2006.
(14)	Incorporated by reference to the Company’s Form 8-K filed May 4, 2006.
(15)	Incorporated by reference to the Company’s definitive proxy statement file pursuant to section 14A of the Securities Exchange Act of 1934 on May 26, 2006.
(16)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 30, 2006.

37 of 42

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ Scott Sullinger

SCOTT SULLINGER
V.P. Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

November 27, 2006

38 of 42