Form 10-K
period 2007-01-28
NEOMAGIC CORP
filed 2007-04-30
CIK 1030485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2007,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-22009

NEOMAGIC CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0344424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3250 Jay Street 95054	Santa Clara, California
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 988-7020

Securities registered pursuant to Section 12(b) of the Act: Common Stock, $.001 par value

Securities registered pursuant to Section 12(g) of the Act: None

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

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $25,621,133 as of July 30, 2006 based upon the closing price on the Nasdaq Market reported for such date, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, we have excluded stock held by directors, executive officers and greater than 5% shareholders. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purposes.

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at March 30, 2007 was 12,297,118.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement related to the 2007 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission after the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NeoMagic Corporation

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 28, 2007

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

General

We deliver semiconductor chips and software that provide solutions to enable new multimedia applications for handheld devices. Our solutions offer low power consumption, small form-factor and high performance processing. We demonstrated one of the first solutions used for H.264 video decoding in a mobile digital TV phone, and we are developing and delivering additional solutions for audio/video processing of the dominant mobile digital TV standards, including ISDB-T, T-DMB and DVB-H. As part of our complete system solution, we deliver a suite of middleware and sample applications for imaging, video and audio functionality, and we provide multiple operating system ports with customized drivers for our products. Our product portfolio includes semiconductor solutions known as Applications Processors as well as other System-On-Chips (SOCs). Our Applications Processors are sold under the “MiMagic” brand name with a focus on enabling high performance multimedia within a low power consumption environment. In mobile phones, our Applications Processors are designed to work side-by-side with baseband processors that are used for communications functionality. Our SOC product dedicated for the mobile digital TV market is marketed under the “NeoMobileTV” brand name. Target customers for both our MiMagic products and our NeoMobileTV product include manufacturers of mobile phones and handheld devices. The largest projected market opportunity for our products is in the mobile phone market, where our products enable multimedia functionality.

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

In the past, we provided graphics processor semiconductors to top notebook computer manufacturers. In April 2000, we began to exit the graphics processor market. However, the majority of our historical net sales through the end of fiscal 2002 continued to come from these products. We do not expect to have revenue related to these products in the future. We believe that we were one of the first companies to adopt large amounts of on-chip memory for commercial applications. Many industry sources consider our graphics processors to be the semiconductor industry’s first commercially successful embedded DRAM products. Currently, embedded DRAM technology is used broadly in many applications. We believe that several companies have infringed on our patents for embedded DRAM technology. In the third quarter of fiscal 2006, we completed a patent licensing transaction with Sony Corporation where Sony paid NeoMagic $8.5 million for a license to our patents. We are currently in discussions with multiple companies about taking a license to our embedded DRAM patents.

NeoMagic Corporation was incorporated in California in May 1993 and subsequently reincorporated in Delaware in February 1997.

Products

Product revenue was $0.6 million, $0.9 million and $2.5 million in fiscal 2007, 2006 and 2005, respectively, representing 100%, 9% and 100% of total revenue.

MiMagic Products:

Our primary product line is the MiMagic Applications Processor family. The MiMagic family of Applications Processors incorporates an ARM processor and a multimedia engine for 3D graphics, still images, audio, video and other multimedia capabilities. We introduced the first member of the MiMagic Applications Processor family in July 2001. We have since phased out production of the MiMagic 1 and MiMagic 2 Applications Processors. Currently, the MiMagic 3 Applications Processor and the MiMagic 6+ Applications Processor are in full production.

The MiMagic 6+ is our first product to include a new, proprietary technology architecture called Associative Processor Array (APA). The APA multimedia engine uses a massively parallel approach to processing information. Most competitive architectures use a sequential approach to process data. To increase performance, sequential architectures rely on increased clock rates. These faster clock rates result in increased power consumption and reduced battery life. Because APA operates on data in parallel, it is able to process more information per clock cycle than sequential approaches. With its ability to handle large amounts of data simultaneously, the APA multimedia engine is able to efficiently process multimedia data such as images, video and graphics, with low power consumption. One significant advantage of APA is that it is a programmable and flexible architecture that can be configured to meet customers’ needs.

The MiMagic 6+ can process and support many different applications, including: digital mobile TV, Voice Over IP (VoIP), real-time Global Positioning System (GPS), digital still camera, video camcorder, audio/video player and 3D gaming.

NeoMobileTV Product:

During February 2006, the Company announced its new NeoMobileTV product. NeoMobileTV is a complex System-On-Chip solution targeted to specifically address the market for mobile television on handheld devices such as mobile phones. The NeoMobileTV solution offers the following features:

•	Simple integration into existing feature phone platforms with little or no change to the system architecture;

•	Flexible video/audio decoding at low power and low clock frequencies (sub—100Mhz);

•	QVGA, CIF and VGA decoding of mobile TV video formats such as H.264, Windows Media 9, MPEG-4, and DIVX at frame rates up to 30 frames per second;

•	Simultaneous decoding of selected audio formats for broadcast mobile TV including AMR, AAC, HE-AAC, MP3 and BSAC;

•	Support for ISDB-T, T-DMB and DVB-H mobile TV broadcast formats

The NeoMobileTV product is currently being sampled.

Companion Chip Products:

Our companion chip products (NMC1110 and NMC1121) add IO (input/output) functions to processors made by other companies. Due to the age of these products and the small order volume for these products, we discontinued these products during fiscal 2007.

Research and Development

We believe the timely development and introduction of new products are essential to maintaining our competitive position and our ability to capitalize on market opportunities. NeoMagic’s research and development efforts are focused on developing Integrated System-on-Chip semiconductor products for mobile phones and other handheld devices. At the end of fiscal 2007, we had approximately 72 employees engaged in research and development activities. Research and development expenses were $13.8 million, $12.4 million and $18.2 million, in fiscal 2007, 2006 and 2005, respectively. None of our research and development is customer funded. We have historically focused much of our personnel and resources on research and development. Our research and development activities are focused on supporting customer programs based on the MiMagic 6+ and NeoMobileTV products as well as on developing next generation products. We are also developing new technologies that will improve the quality of multimedia applications on low-power consumption mobile phones and other handheld devices. We plan to continue innovating and improving the functionality of our products. We have offices in India and Israel that support NeoMagic’s research and development effort.

Sales and Marketing

We primarily sell our products using our internal sales and marketing personnel, a global network of distributors and sales representatives and our management team. In some cases, mobile phones and other handheld devices are designed and manufactured by third-party Original Design Manufacturers (ODMs) on behalf of the final brand name Original Equipment Manufacturers (OEMs). We focus on developing long-term customer relationships with ODMs, brand name OEMs as well as network operators and virtual network operators. We believe that this approach increases the likelihood of design wins, improves the overall quality of support, and enables the timely release of customer products to market.

Our sales and marketing strategy is an integral part of our effort to become a leading supplier of applications processors and multimedia SOC solutions to manufacturers of mobile phones and other handheld devices. To meet customer requirements and achieve design wins, our sales and marketing personnel work closely with our customers, business partners and key industry trendsetters to define product features, performance, price, and market timing of new products. We employ a sales and marketing organization with a high level of technical expertise and product and industry knowledge to support a lengthy and complex design win process. Additionally, we employ a highly trained team of application engineers to assist customers in designing, testing and qualifying system designs that incorporate NeoMagic products as part of the pre-sale process. We believe that the depth and quality of this design support is key to improving our customers' time-to-market deliveries and maintaining a high level of customer satisfaction, which in turn encourages customers to use subsequent generations of our products.

The information regarding geographic distribution of sales and significant customers is incorporated by reference to Note 12 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K. Our customer base can shift significantly from period to period as customer programs end and new programs do not always replace ending programs. In addition, new customers are added from period to period.

Third Party Manufacturing

We have a relationship with one foundry, Taiwan Semiconductor Manufacturing Corporation, to produce our semiconductor wafers. We do not have a long-term agreement with this foundry. This relationship enables us to concentrate our resources on product design, development, engineering, marketing and sales, where we believe we have greater competitive advantages, and to eliminate the high cost of owning and operating a semiconductor wafer fabrication facility. We depend on our wafer supplier to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable cost and quality at acceptable manufacturing yields, and to deliver those products to us on a timely basis. Since, in our experience, the lead time needed to establish a relationship with a new wafer fabrication partner is at least 12 months, and the estimated time for a foundry to switch to a new product line ranges from four to nine months, we may have no readily available alternative source of supply for specific products. In addition to time constraints, switching foundries would require a diversion of engineering manpower and financial resources to redesign our products so that the new foundry could manufacture them. We cannot assure you that we can redesign our products to be manufactured by a new foundry in a timely manner, nor can we assure you that we will not infringe on the intellectual property of our current wafer manufacturer when we redesign our products for a new foundry. A manufacturing disruption experienced by our manufacturing partner would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if the transition to the next generation of manufacturing technologies at our supplier is unsuccessful, our business, financial condition and results of operations would be materially and adversely affected. In addition, our working capital requirements can be significant. Due to the long lead-time for manufacturing wafers and the just in time ordering by customers, the Company may have to carry significant inventory.

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

We compete with both domestic and foreign companies, some of which have substantially greater financial and other resources than us with which to pursue engineering, manufacturing, marketing and distribution of their products. Our principal competitors include Texas Instruments, Renesas, ST Microelectronics and Broadcom as well as a number of vertically integrated electronics firms that are developing their own solutions, such as C&S technologies and Nexilion. We may also face increased competition from new entrants into the market including companies currently at developmental stages. We believe we have significant intellectual property and historically demonstrated expertise in SOC technology. However, our inability to introduce timely new products for our market, to support these products in customer programs, or to manufacture these products could have a material adverse effect on our business, financial condition and operating results.

Intellectual Property

We rely in part on patents to protect our intellectual property. As of January 28, 2007, we had 28 issued patents. These issued patents are scheduled to expire between June 2014 and November 2024. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection or competitive advantages, that they will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

Since April 2002, we have been working with The Consortium for Technology Licensing Ltd. to explore opportunities to license or sell some of our patents. During the second quarter of fiscal 2007 and the first quarter of fiscal 2006, we generated $1.0 million and $3.5 million, respectively, in gains from the sale of patents that related to legacy products that NeoMagic no longer sells. During the third quarter of fiscal 2006, we announced a patent licensing transaction with Sony Corporation where Sony paid us $8.5 million for a non-exclusive license to all of our patents. In the patent licensing transaction with Sony, we only provided Sony with a license to our patents. We did not provide Sony with any intellectual “know-how” or other confidential information that could help Sony develop products that could be competitive with NeoMagic’s products. As of April 28, 2007, we were in discussions with multiple companies regarding on our embedded DRAM patents. The objective of our patent licensing business is to enter into patent licensing agreements with companies that we believe have infringed or are expected to infringe on our patents. In addition, we may decide to license or sell certain additional patents in the future. Licensing revenue was $8.5 million in fiscal 2006 representing 91% of our total revenue. There was no licensing revenue in fiscal 2007 and fiscal 2005.

Long-Lived Assets

The vast majority of the Company’s long-lived assets, primarily property plant and equipment, are located at our headquarters in Santa Clara, California.

Seasonality

Our business has not been seasonal to date.

Government Contracts and Regulation

We do not have government contracts and the demand for our products is not driven by government regulation.

Environment

We do not manufacture our own products and, therefore, do not have issues relating to the disposal of hazardous materials and relating to emissions and discharges into the air and water.

Backlog

Sales of our products are primarily made through standard purchase orders that are cancelable without significant penalties. These purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules to reflect changes in customers' requirements and manufacturing availability. Also, many of our customers are moving to “just in time” relationships with their vendors, whereby orders for product deliveries are not provided to the supplier until just before the requested delivery. A large portion of our sales is made through short lead-time orders. In addition, our actual shipments depend on the manufacturing capacity of our suppliers and the availability of products from such suppliers. As a result of the foregoing factors, we do not believe that backlog is a meaningful indicator of future revenue.

Employees

As of January 28, 2007, we employed a total of 91 full-time employees, including 72 in research and development, 4 in applications engineering, 3 in sales and marketing, 1 in manufacturing and 11 in finance, information technology and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our employees are not represented by a collective bargaining organization.

Management

Executive Officers

The executive officers of the Company as of April 28, 2007 are as follows:

NAME	AGE	POSITION
Douglas R. Young	62	President, Chief Executive Officer and Director
Syed Zaidi	48	Vice President, Corporate Engineering Chief Operating Officer
Deepraj Puar	61	Vice President Operations
H. Robert Newman	40	Acting Chief Financial Officer

There are no family relationships among the executive officers and directors of the Company.

Douglas R. Young has been President, Chief Executive Officer and a Director of NeoMagic since April 2005. Before his promotion to President and Chief Executive Officer, he was NeoMagic’s Vice President of

Worldwide Sales, having joined NeoMagic in February 2004. Before joining NeoMagic, Mr. Young was Senior Vice President of Worldwide Sales at Planetweb, Inc., a provider of embedded multimedia application and browser software for consumer electronics devices, from August 1999 to October 2003. At Planetweb, Mr. Young worked with customers such as Samsung, Sharp, Philips and other large OEMs. Mr. Young has managed sales in many different environments ranging between large systems enterprise sales to the 'Fortune 500' and ODM and OEM sales in the consumer electronics market. He has over 25 years experience working for companies such as IBM, Storage Technology Corporation, Unilease Computer Corporation, Data General and Hitachi Data Systems. He has worked in hardware and software sales, and he was President and CEO of a computer and satellite leasing company. Mr. Young has a Bachelors of Arts Degree from Princeton University and a Masters Degree in Business Administration from The Stern School of Business at New York University.

Syed Zaidi has been Chief Operating Officer and has served as a Director since February 2007. From January 2006 to February 2007 Mr. Zaidi was Vice President of Corporate Engineering and from May 2000 to January 2006, Mr. Zaidi was Vice President of Santa Clara Engineering. Mr. Zaidi joined NeoMagic's engineering team in June 1995 and worked in engineering management until his promotion to Vice President in 2000. Before joining NeoMagic, Mr. Zaidi worked at Sierra Semiconductor, where he was responsible of systems engineering for multimedia products. He has also worked at Advanced Micro Research where he designed and developed UNIX based multi-user systems, multiple video and graphic ASICs for multimedia products. Mr. Zaidi holds a Bachelor of Electrical & Electronics Engineering from Leeds University, England and a BSET from Indiana State University.

Deepraj Puar, a co-founder of the Company, currently serves as the Company's Vice President of Operations. Since the Company's inception in 1993, Mr. Puar has served in a variety of roles, including Vice President of Technology. Mr. Puar has over 35 years of engineering and management experience in the semiconductor industry, primarily in the area of memory design and logic integration technology. Mr. Puar authored all of the Company's key patents covering embedded DRAM technology. Prior to co-founding the Company in 1993, Mr. Puar was employed by Cirrus Logic, Signetics/Philips and Texas Instruments. Mr. Puar holds a B.TECH degree from the Indian Institute of Technology, Kanpur and a MSEE degree from Michigan State University.

H. Robert Newman has been Chief Financial Officer (acting) of NeoMagic since March 2007. Before assuming the interim position of Chief Financial Officer, he was NeoMagic’s Corporate Controller since November 2004. Before becoming Corporate Controller, Mr. Newman was NeoMagic’s Senior Finance Manager, from June 2000, when he joined NeoMagic. Before joining NeoMagic, Mr. Newman was Corporate Accounting Manager at Conner Technology, a disk drive manufacturer. Before joining Conner Technology, Mr. Newman held various financial positions at Toshiba America Electronic Components, Inc., a semiconductor manufacturer. Mr. Newman previously worked as an auditor at the accounting firm of Deloitte and Touche. He has a bachelor’s degree in Accountancy from the University of Notre Dame, where he graduated cum laude, and a Masters Degree in Business Administration from Santa Clara University. He has passed the Certified Public Accountant exam.

Available Information

We file our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) of the Securities Exchange Act of 1934 with the SEC electronically. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that site is http://www.sec.gov.

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

We Expect to Continue to Incur Significant Losses and Consume Cash in Operations

We have been incurring substantial losses and consuming cash in operations as we invest heavily in new product development in advance of achieving significant customer sales. This is expected to continue through January 27, 2008. Our ability to achieve cash flow breakeven is likely to depend on the success of our MiMagic 6+ and NeoMobileTV products. Even if these new products are successful, we are likely to incur significant additional losses and consume cash in operations during the fiscal ending January 27, 2008.

We Need Additional Capital

Given the long cycle times required to achieve design wins, convert customer design wins into production orders, and for customers to achieve volume shipments of their products, we are likely to require additional working capital to fund our business. We believe that our existing capital resources will be sufficient to meet our capital requirements through at least the end of our fiscal year ending January 27, 2008. However, we expect we will need to raise additional capital to fund future operating activities beyond January 27, 2008. Our future capital requirements will depend on many factors, including the rate of net sales growth, timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing support activities, and timing and customer acceptance of new products. Our ability to raise capital and the terms of any financing will depend, in part, on our ability to establish customer engagements and generate sales. As discussed below, revenue performance is difficult to forecast. We cannot assure you that additional equity or debt financing, if required, will be available on acceptable terms or at all.

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

In December 2006, the Company sold stock and warrants in a registered direct financing. Although the common stock has been accounted for as equity, under accounting rules as interpreted by the SEC, the warrants must be accounted for as a liability on the Company’s balance sheet. See Note 10 of Notes to Consolidated Financial Statements. Based on the Company’s internal estimate of results of operations over the balance of fiscal 2008, accounting for the warrants as a liability may cause the Company’s stockholders’ equity to drop below that required for continued listing on the Nasdaq Global Market by the end of the second quarter of fiscal 2008. The Company is exploring possible alternatives to avoid the delisting of its common stock from the Nasdaq Global Market.

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

Our Revenues Are Difficult To Predict

For a variety of reasons, our revenues are difficult to predict and may vary significantly from quarter to quarter. Our ability to achieve design wins depends on a number of factors, many of which are outside of our control, including changes in the customer’s strategic and financial plans, competitive factors and overall market conditions. As our experience demonstrates, design wins themselves do not always lead to production orders because the customer may cancel or delay products for a variety of reasons. Such reasons may include the performance of a particular product that may depend on components not supplied by NeoMagic, market conditions, reorganizations or other internal developments at the customer and changes in customer personnel or strategy. Even when a customer has begun volume production of a product containing our chips, volumes are difficult to forecast because there may be no history to provide a guide, and because market conditions and other factors may cause changes in the customer’s plans. Because of the market uncertainties they face, many customers place purchase orders on a short lead-time basis, rather than providing reliable long-term purchase orders or purchase forecasts.

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

We have a Limited Customer Base

In each of the last three fiscal years, three customers have accounted for over two-thirds of our product revenue. In fiscal 2007, the top three customers accounted for 34%, 21%, and 12%, respectively, of product revenue. In addition, one licensee accounted for 100% of our licensing revenue in fiscal 2006. There was no licensing revenue in fiscal 2007 and 2005. We expect that a small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future. Furthermore, the majority of our sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

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

We compete with both domestic and foreign companies, some of which have substantially greater financial and other resources than us with which to pursue engineering, manufacturing, marketing and distribution of their products. Our principal competitors include Texas Instruments, Renesas, ST Microelectronics and Broadcom as well as a number of vertically integrated electronics firms that are developing their own solutions, such as C&S technologies and Nexilion. We may also face increased competition from new entrants into the market, including companies currently at developmental stages. We believe we have significant intellectual properties and have historically demonstrated expertise in SOC technology. However, if we cannot timely introduce new products for our market, support these products in customer programs, or manufacture these products, such inabilities could have a material adverse effect on our business, financial condition and operating results.

Some of our current and potential competitors operate their own manufacturing facilities. Since we do not operate our own manufacturing facility and may from time-to-time make binding commitments to purchase products (binding purchase orders totaling $257,000 were outstanding as of January 28, 2007), we may not be able to reduce our costs and cycle time or adjust our production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on our results of operations. In addition, if production levels increase the amount of binding purchase orders may increase significantly.

Uncertainty Regarding Future Licensing Revenue

In the third quarter of fiscal 2006, we collected gross licensing revenue of $8.5 million ($5.6 million net of commissions and expenses) from the nonexclusive licensing of all of our patents to Sony Corporation of Tokyo, Japan. We cannot assure you that we will be able to generate any future licensing revenue from our 28 patents or from any future patents that we will own or have the right to license. The licensing agreement with Sony may be the only licensing agreement that we ever complete. Furthermore, if we should in the future complete an agreement to license our patents, we cannot assure you that the licensing revenue we receive from such license will equal or exceed the licensing revenue we received from Sony.

We Depend on Qualified Personnel

Our future success depends in part on the continued service of our key engineering, sales, marketing, manufacturing, finance and executive personnel, and our ability to identify, hire and retain additional personnel to serve potential customers in our targeted markets. There is strong competition for qualified personnel in the semiconductor industry, and we cannot assure you that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. We have experienced the loss of personnel both through headcount reductions and attrition. In the past two years we have lost some of our executive management, including Jeffery Blanc (Vice President, Worldwide Sales) and Scott Sullinger (CFO). We are currently conducting a search for a new CFO and Vice President of Worldwide Sales.

All our executive officers are employees “at will”. We have an employment contract with Douglas R. Young, our chief executive officer, that allows us to terminate his employment at any time but requires us to make severance payments depending upon the circumstances surrounding his termination of employment. We do not maintain key person insurance on any of our personnel. If we are not able to maintain key personnel, if our headcount is not appropriate for our future direction, or if we fail to recruit key personnel critical to our future direction in a timely manner, this may have a material adverse effect on our business, financial condition and results of operations.

In addition, our future success will depend in part on our ability to identify and retain qualified individuals to serve on our board of directors. We believe that maintaining a board of directors comprised of qualified members is critical given the current status of our business and operations. Moreover, SEC and Nasdaq Global Market rules require that three independent board members serve on our audit committee. Any inability on our part to identify and retain qualified board members could have a material adverse effect on our business or could lead to the delisting of our securities from the Nasdaq Global Market.

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

We Depend on New Product Development to Meet Rapid Market and Technological Change

NeoMagic is focused on providing high-performance semiconductor solutions for sale to manufacturers of mobile phones and handheld devices. New product planning is focused on integrated SOC semiconductor products for handheld devices that integrate multimedia technologies such as H.264 video compression, 3D graphics and audio technologies. Our future business, financial condition and results of operations will depend to a significant extent on our ability to develop new products that address these market opportunities. As a result, we believe that we will need to continue to spend significantly for research and development in the future.

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

We regularly incur costs to license or acquire technology from third parties. There is no guarantee of realizing the anticipated value of such expenditures due to changes in other available technologies or market demand. To the extent that we rely on licenses from third parties, there can be no assurance that we will continue to obtain all of the licenses we desire on the terms we consider reasonable or at all.

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

We May Encounter Inventory Excess or Shortage

To have product inventory to meet potential customer purchase orders, we place purchase orders for wafers from our manufacturer in advance of having firm purchase orders from our customers. We had binding orders for wafers totaling $257,000 outstanding as of January 28, 2007. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time-to-time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2007 of $12,000, in fiscal 2006 of $0.2 million and in fiscal 2005 of $0.4 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of January 28, 2007, we had been issued 28 patents. These 28 issued patents are scheduled to expire between June 2014 and November 2024. In June 2006, we sold 4 patents to Samsung Electronics Co. Ltd. for net proceeds of $1.0 million. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include several of our important patents covering embedded DRAM technology nor any of the unique array processing technology used in our MiMagic 6+ and NeoMobileTV products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

As a general matter, the semiconductor industry has experienced substantial litigation regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringed certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. The Court ruled that there was no infringement by Trident. The Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. On April 17, 2002, the United States Court of Appeals for the Federal Circuit affirmed the lower court’s judgment of non-infringement on one patent and vacated the court’s judgment of non-infringement on another patent, thereby remanding it to the lower court for further proceedings. In November 2002, the lower court heard oral arguments on cross-motions for summary judgment on the matter. In May 2003, the lower court ruled in favor of Trident. In December 2003, the Company filed an appeal in the United States Court of Appeals, for the Federal Circuit. In August 2004, the Federal Circuit rejected the appeal and affirmed the lower court’s decision of no infringement by the Trident products. On September 2, 2005 the United States District Court for the District of Delaware approved the Trident request that its counterclaim against NeoMagic filed in January 1999 be dismissed without prejudice.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 77%, 60% and 91% of our product revenue for fiscal 2007, 2006, and 2005, respectively. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our foreign sales. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Our Financial Results Could Be Affected by Changes in Accounting Principles

Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, FASB issued SFAS 123(R), “Share-Based Payment,” which replaces SFAS 123 and supersedes APB 25. As required, we adopted SFAS 123(R) in our first quarter of fiscal 2007. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 is no longer an acceptable alternative to recognition of expense in the financial statements. The adoption of SFAS 123(R) increased the amount of loss that we reported for fiscal 2007.

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

Our corporate headquarters, which is also our principal administrative, selling and marketing, customer service, applications engineering and product development facility, is located in Santa Clara, California and consists of approximately 45,000 square feet under a lease that will expire on April 30, 2010. We also lease 7,500 square feet for research and development office space in Israel under an operating lease that expires in September 2007 and 16,000 square feet for research and development office space in India under an operating lease that expires in December 2008. On February 1, 2005, we entered into a sublease agreement to sub-lease 10,000 square feet in our Santa Clara facility for a two-year period starting on March 15, 2005. On December 15, 2006, we amended this sublease agreement to extend the term for nineteen months and 15 days, changing the sublease termination date from March 15, 2007 to October 31, 2008. We believe our existing facilities are adequate and suitable for our current and near-term needs. We are not fully using our properties and thus have enough capacity to add people if the need arises.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Global Market under the symbol “NMGC”. The high and low closing sales prices set forth below are as reported on the Nasdaq Global Market (formerly known as the Nasdaq National Market).

Quarterly Data

Fiscal 2007	1st	2nd	3rd	4th
Price range common stock:
Low	$4.38	$2.46	$2.47	$3.66
High	$7.95	$5.16	$4.20	$6.56

Fiscal 2006
Price range common stock:
Low	$2.30	$1.80	$1.89	$3.60
High	$4.45	$3.05	$4.96	$10.23

We had 209 stockholders of record as of March 23, 2007. We have not paid any dividends on our common stock.

Dividends

NeoMagic has never declared or paid cash dividends on our common stock. We currently intend to retain all available funds and any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Company Stock Price Performance

The information contained in this section shall not be deemed “filed” with the SEC, nor shall it be deemed “soliciting material.” It shall not be deemed to be incorporated by reference into any other SEC filings.

The following graph compares the cumulative total stockholder return of the Company’s Common Stock with The Nasdaq Composite Index (U.S.) and The Nasdaq Electronic Components Index. The comparison assumes the investment of $100 on January 27, 2002. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

Information as of January 28, 2007 regarding equity compensation plans is summarized in the following:

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans approved by stockholders	1,170,982	5.80	577,665	(1)
Equity compensation plans not approved by stockholders	1,085,591	7.73	77,396	(2)
Total	2,256,573	6.73	655,061

(1)	Includes 286,024 shares available for future issuance under our 2003 Stock Option Plan, as amended, generally used for grants to officers and directors. Also includes 291,641 shares available under our 2006 Employee Stock Purchase Plan.

(2)	Shares available under our 1998 Nonstatutory Stock Option Plan are used for grants to employees other than officers and directors except as provided within the plan. For a description of the 1998 Plan, see Note 4 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K, which information is incorporated by reference into this Item 5 of Part II of this Form 10-K. This plan was not previously required to be approved by stockholders. Due to regulatory changes, going forward, all material changes to the plan require stockholder approval.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein.

Five Year Summary

	Fiscal Years ended
	January 28, 2007	January 29, 2006	January 30, 2005	January 25, 2004	January 26, 2003
(in thousands, except per share data)
Consolidated Statement of Operations Data:
Product revenue	$572	$862	$2,466	$1,888	$2,189
Licensing revenue	—	8,490	—	—	—

Total revenue	572	9,352	2,466	1,888	2,189
Cost of product revenue	524	884	3,195	2,262	3,000
Cost of licensing revenue	—	2,861	—	—	—
Impairment of certain acquired and licensed intangible assets	—	—	89	—	491

Total cost of revenue	524	3,745	3,284	2,262	3,491
Gross profit (loss)	48	5,607	(818)	(374)	(1,302)
Operating expenses:
Research and development	13,763	12,403	18,208	19,694	24,715
Sales, general and administrative	6,080	6,916	7,447	7,236	10,383
Gain on sale of patents	(1,044)	(3,481)	—	—	—
Special charge	—	—	—	—	3,600
Impairment of certain acquired and licensed intangible assets	—	—	1,437	—	552

Total operating expenses	18,799	15,838	27,092	26,930	39,250
Loss from operations	(18,751)	(10,231)	(27,910)	(27,304)	(40,552)
Income, net of expenses, from the sale of DVD assets	—	—	—	—	1,580
Interest income and other	915	724	415	854	1,816
Interest expense	(381)	(2,569)	(534)	(282)	(75)
Change in fair value on revaluation of warrant liability	1,835	—	—	—	—

Loss before income taxes and cumulative effect of change in accounting principle	(16,382)	(12,076)	(28,029)	(26,732)	(37,231)
Income tax provision (benefit)	137	(2,770)	196	43	(6,294)

Net loss before cumulative effect of change in accounting principle	(16,519)	(9,306)	(28,225)	(26,775)	(30,937)
Cumulative effect of change in accounting principle	—	—	—	—	(4,175)

Net loss	$(16,519)	$(9,306)	$(28,225)	$(26,775)	$(35,112)

Basic and diluted net loss per share before cumulative effect of change in accounting principle (1)	$(1.65)	$(1.32)	$(4.33)	$(4.37)	$(5.36)
Cumulative effect of change in accounting principle	—	—	—	—	(0.72)
Basic and diluted net loss per share (1)	$(1.65)	$(1.32)	$(4.33)	$(4.37)	$(6.08)
Weighted common shares outstanding (1)	10,015	7,074	6,524	6,130	5,774
Weighted common shares outstanding assuming dilution (1)	10,015	7,074	6,524	6,130	5,774

	2007	2006	2005	2004	2003
Consolidated Balance Sheet Data:
Cash and cash equivalents	$16,468	$26,695	$8,944	$12,342	$37,428
Short-term investments	4,014	—	16,082	30,240	29,657
Working capital	13,402	22,068	18,526	35,807	59,608
Total assets	24,090	30,494	30,714	50,861	80,948
Long-term obligations	803	773	5,074	799	2,521
Total stockholders’ equity	14,677	24,114	17,960	41,827	67,887

(1)	See Note 1 and Note 2 of Notes to Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since April 2002, we have been working with The Consortium for Technology Licensing Ltd. to explore opportunities to license or sell our patents. During the second quarter of fiscal 2007 and the first quarter of fiscal 2006, we generated a $1.0 million and $3.5 million gain, respectively, from the sale of patents that related to legacy products that NeoMagic no longer sells. During the third quarter of fiscal 2006, we announced a patent licensing transaction with Sony Corporation where Sony paid us $8.5 million for a non-exclusive license to all of our patents. In the patent licensing transaction with Sony, we only provided Sony with a license to our patents. We did not provide Sony with any intellectual “know-how” or other confidential information that could help Sony develop products that could be competitive with NeoMagic’s products. As of April 28, 2007, we were in discussions with multiple companies that we believe have infringed on our embedded DRAM patents. The objective of our patent licensing business is to enter into patent licensing agreements with companies that have infringed or are expected to infringe on our patents. In addition, we may decide to license or sell certain additional patents in the future. Licensing revenue was $8.5 million in fiscal 2006 representing 91% of our total revenue. There was no licensing revenue in fiscal 2007 and fiscal 2005.

Our fiscal year ends on the last Sunday in January. Fiscal 2007 consisted of 52 weeks and ended on January 28, 2007. Fiscal 2006 consisted of 52 weeks and ended on January 29, 2006. Fiscal 2005 consisted of 53 weeks and ended on January 30, 2005.

Critical Accounting Policies and Estimates

NeoMagic's discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on going basis, we evaluate our estimates, including those related to intangible assets and long-lived assets, revenue recognition, inventories and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the amount and timing of revenue and expenses and the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ materially from these estimates under different assumptions or conditions.

Fair Value of Equity Instruments

The valuation of certain items, including valuation of warrants and compensation expense related to stock options granted, involves significant estimates with underlying assumptions judgmentally determined. The valuation of warrants and stock options are based upon a Black-Scholes valuation model, which requires estimates of stock volatility and other assumptions. Even if the estimates are accurate, the model may not provide the true fair value.

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

For products shipped to distributors, we defer recognition of product revenue until the distributors sell our products to their customers. On occasion, however, we may sell products with “end of life” status to our distributors under special arrangements without any price protection or return privileges, for which we recognize revenue upon transfer of title, typically upon shipment.

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

Results of Operations

Product Revenue

Product revenue was $0.6 million, $0.9 million and $2.5 million in fiscal 2007, 2006 and 2005, respectively. The decrease in product revenue in fiscal 2007 compared to fiscal 2006 is due to decreased shipments of our MiMagic 3 and MiMagic 5 applications processors, partially offset by increased shipments of our MiMagic 6+ applications processor. The large decrease in product revenue in fiscal 2006 compared to fiscal 2005 is due to decreased shipments of our MiMagic 3 applications processor. We expect that the percentage of our net sales represented by any one product or type of product may change significantly from period to period when new products are introduced and existing products reach the end of their product life cycles.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign manufacturers that sell to United States-based OEMs) accounted for 77%, 60% and 91% of product revenue in fiscal 2007, 2006 and 2005, respectively. We expect that export sales will continue to represent a significant portion of product revenue. All sales transactions were denominated in United States dollars. The following is a summary of our product revenue by major geographic area:

Year Ended	January 28, 2007	January 29, 2006	January 30, 2005
Japan	0%	5%	12%
Taiwan	33%	26%	47%
Hong Kong	0%	0%	25%
Korea	15%	0%	0%
Singapore	13%	4%	0%
United States	23%	40%	9%
England	13%	15%	7%
Sweden	3%	10%	0%

The following customers accounted for more than 10% of product revenue:

Year Ended	January 28, 2007	January 29, 2006	January 30, 2005
Edom Technology Co.**	34%	21%	33%
Exadigm Inc.	*	32%	*
Premier Microelectronics Europe LTD**	12%	15%	*
Silicon Media, Inc.**	*	*	8%
ESS Technology International, Inc.	*	*	26%
Premier Components Distribution**	21%	*	*
Silicon Alliance Int.**	*	*	13%

*	represents less than 10% of product revenue
**	customer is a distributor

Licensing Revenue

On September 1, 2005, we granted Sony Corporation of Tokyo, Japan a worldwide, non-exclusive license to all of our patents. In accordance with the agreement, we received revenue of $8.5 million. Among the patents that were licensed to Sony Corporation are those that relate to the use of embedded dynamic random-access-memory (DRAM) technology and on-chip memories in semiconductor integrated circuits. Revenue from Sony accounted for 100% of our license revenue and 91% of our total revenue in fiscal 2006. There was no licensing revenue in fiscal 2007 and fiscal 2005.

During the negotiations that led to the agreement with Sony, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York (“The Consortium”). NeoMagic and The Consortium continue to explore other opportunities to generate additional revenue from NeoMagic’s patents. However, we cannot assure you that we will be successful in doing so.

Gross Profit (Loss)

Gross profit (loss) was $48 thousand, $5.6 million and $(0.8) million in fiscal 2007, 2006, and 2005, respectively. Cost of revenue includes stock-based compensation of $20,000 in fiscal 2007 and amortization of deferred compensation of $8,000 in fiscal 2005. There was no amortization of deferred compensation in fiscal 2006. Decrease in gross profit from fiscal 2006 to fiscal 2007 is primarily due to the absence of any licensing revenue in fiscal 2007 and the higher margins attributable to license revenue. Fiscal 2007 gross profit was favorably impacted by the sale of $37,000 of inventory previously written off, partially offset by charges to write-off excess inventory in of $12,000. Gross profit for fiscal 2006 reflects licensing revenue of $8.5 million partially offset by the cost of licensing revenue of $2.9 million, which includes legal and other expenses and a commission payment to the Consortium of approximately $2.8 million. Gross profit on license revenues was 66.3% of license revenue in fiscal 2006. Overall gross profit for fiscal 2006 was unfavorably impacted by charges of $0.2 million to write-off excess inventory primarily for our MiMagic 5 applications processor and favorably impacted by the sale of $0.1 million of inventory previously written off. The negative margins in fiscal 2005 were largely due to the write-off of excess MiMagic 3 inventory of approximately $0.4 million. In addition, fiscal 2005 gross loss included $0.1 million of amortization of licensed intellectual property as well as a $0.1 million impairment charge for licensed intellectual property.

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

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to research and development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $13.8 million, $12.4 million, and $18.2 million in fiscal 2007, 2006 and 2005, respectively. These expenses include stock based compensation of $0.9 million, $0.3 million and $0.2 million in fiscal 2007, 2006 and 2005, respectively. We have made, and intend to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve our identified markets. The increase in fiscal 2007 from fiscal 2006 of $1.4 million is primarily related to increased stock-based compensation costs of $0.6 million as a result of the adoption of SFAS 123(R) in the first quarter of fiscal 2007. In addition, the increase in fiscal 2007 is due to increased mask costs of $0.4 million, increased labor costs of $0.2 million and increased patent-related expenses of $0.2 million. The decrease in fiscal 2006 from fiscal 2005 of $5.8 million is primarily related to lower labor costs of $2.5 million due to lower headcount, decreased amortization of intellectual property of $1.0 million, decreased mask costs of $0.6 million, lower software license and maintenance costs of $0.5 million, and lower allocated costs of $0.7 million primarily related to reduced headcount.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $6.1 million, $6.9 million, and $7.4 million in fiscal 2007, 2006, and 2005, respectively. These expenses include stock-based compensation of $0.5 million, $0.2 million, and $0.1 million in fiscal 2007, 2006, and 2005, respectively. Sales, general and administrative expenses decreased in fiscal 2007 primarily due to decreased labor costs of $0.3 million due to reduced headcount, decreased professional service costs of $0.4 million, decreased audit and tax costs of $0.2 million and decreased cost of boards used to demonstrate NeoMagic products of $0.1 million partially offset by increased stock-based compensation costs of $0.3 million as a result of the adoption of SFAS 123(R) in the first quarter of fiscal 2007. Sales, general and administrative expenses decreased in fiscal 2006 primarily due to decreased labor costs of $0.7 million resulting from reduced headcount and lower financial auditing costs partially offset by increased professional service costs of $0.6 million.

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

There were no patent sales in fiscal 2005.

The patents sold in the second quarter of fiscal 2007 and the first quarter of fiscal 2006 relate to products no longer sold by NeoMagic and not to products that NeoMagic currently sells or plans to sell. NeoMagic retains a worldwide, non-exclusive license under the patents sold.

The sales do not include several of NeoMagic’s important patents covering embedded DRAM technology or any of the unique array processing technology used in NeoMagic’s MiMagic 6+ and NeoMobileTV products. During the patent sales negotiations, NeoMagic was represented by The Consortium, a company whose CEO served on the board of NeoMagic until December 2004. On March 28, 2005, NeoMagic entered into an amended and restated Patent Licensing Agreement with the Consortium governing the relationship between the two parties.

Impairment of Certain Acquired and Licensed Intangible Assets

In accordance with SFAS 144, we assess the recoverability of our long-lived assets in the fourth quarter of each fiscal year, and whenever there are indicators of impairment. We compare projected undiscounted net cash flows associated with those assets against their respective carrying amounts to determine whether impairment exists. Impairment, if any, is based on the excess of the carrying amount over the fair value of those assets.

During fiscal 2005, we determined that certain licensed intellectual property was impaired and recorded an impairment charge of $1.5 million, of which $0.1 million was charged to cost of sales. The impairment was caused by a decline in the related sales forecasts of products associated with the licensed intellectual property.

Stock Compensation

Stock compensation expense was $1.5 million, $0.5 million and $0.4 million in fiscal 2007, 2006 and 2005, respectively. Stock compensation expense recorded in cost of revenues, research and development expenses and sales, general and administrative expenses for fiscal 2007 is the amortization of the fair value of share-based payments made to employees, members of our board of directors and other service providers in the form of stock options and purchases under the employee stock purchase plan, as we adopted the provision of SFAS No. 123(R) on the first day of fiscal 2007. The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.

We elected to adopt the modified prospective method as provided by SFAS No. 123(R). Accordingly, for fiscal 2007, we accounted for stock compensation under SFAS No. 123(R), while for fiscal 2006 and 2005, we accounted for stock compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In fiscal 2006 and 2005, we recorded amortization of deferred stock compensation of $0.5 million and $0.4 million, respectively, for deferred compensation recorded for the difference between the fair value of common stock at the date of grant and the option exercise price. Under SFAS No. 123(R), however, we recorded compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock compensation for fiscal 2007 was not comparable to the prior-year periods.

Interest Income and Other

We earn interest on our cash and short-term investments. Interest income and other was $0.9 million, $0.7 million and $0.4 million in fiscal 2007, 2006 and 2005, respectively. The increase in fiscal 2007 from fiscal 2006 and the increase in fiscal 2006 from fiscal 2005 are primarily due to increased interest rates.

Interest Expense

Interest expense was $0.4 million, $2.6 million, and $0.5 million in fiscal 2007, 2006 and 2005, respectively. The decrease in fiscal 2007 from fiscal 2006 is primarily due to interest expense recorded in fiscal 2006 related to our Mandatorily Redeemable Series B Convertible Preferred Stock. Interest expense recorded in fiscal 2007 represents interest on our capital leases (See Note 7 of Notes to Consolidated Financial Statements) and offering costs associated with our December 6, 2006 financing of $273,000 that were allocated to the warrants (See Note 10- Warrant Liability of Notes to Consolidated Financial Statements). The increase in fiscal 2006 is due to interest expense of $2.0 million for accretion related to our Mandatorily Redeemable Series B Convertible Preferred Stock and interest expense recorded for the previously unrecognized debt discount upon the conversion of Mandatorily Redeemable Series B Preferred Stock in December 2005. In addition, we recorded interest expense of $0.3 million for amortization of deferred financing costs related to our Mandatorily Redeemable Series B Preferred Stock and for expensing the previously unrecognized deferred financing costs upon the conversion our Mandatorily Redeemable Series B Preferred Stock in December 2005.

The total offering costs of $974,000 were allocated between the warrants and the common stock based on their respective fair values. Offering costs of $273,000 were allocated to the warrants and reported as interest expense in the statement of operations for fiscal 2007.

Change in Fair Value on Revaluation of Warrant Liability

The company recorded a gain of $1.8 million in fiscal 2007 for the change in fair value on revaluation of its warrant liability associated with its December 6, 2006 issuance of common stock and warrants. The change in fair value of the warrant liability is a non-cash charge determined by the difference in fair value from the December 6, 2006 issuance date to the year-end date of January 28, 2007. The fair value of the warrant liability will be revalued each period with the resulting change reported in other income (expense). We calculate the fair value of the warrants outstanding using the Black-Scholes model (See Note 10- Warrant Liability of Notes to Consolidated Financial Statements).

Income Taxes

Not withstanding the pre-tax loss of $16.4 million in fiscal 2007, we recorded a tax provision of $137 thousand, which consisted of foreign income taxes, accrued interest and penalties on state and foreign tax liabilities, and an increase in tax reserves. Our effective tax (benefit) rate was 0.84% in fiscal 2007, (22.94%) in fiscal 2006, and 0.7% in fiscal 2005. In fiscal 2007, the tax rate differed from the statutory rate due primarily to an increase in our valuation allowance. Realization of our deferred tax assets, which have a full valuation allowance, depends on us generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. Due to the uncertainty of the timing and amount of such realization, the management has concluded that a full valuation allowance is required as of January 28, 2007.

The earnings from foreign operations in India are currently tax exempt pursuant to a tax holiday effective through 2008. The incentive provides for certain tax relief if certain conditions are met. We believe that we continued to be in compliance with these conditions at January 28, 2007.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $20.5 million, $26.7 million, and $25 million as of the end of fiscal 2007, 2006 and 2005, respectively. The decrease in cash, cash equivalents, and short-term investments from January 29, 2006 to January 28, 2007 stems primarily from our operating loss, partially offset by the December 2006 sale and issuance of common stock shares and warrants for net proceeds of $10.5 million and from the gain on the sale of patents of $1.0 million. The increase in cash, cash equivalents, and short-term investments from January 30, 2005 to January 29, 2006 stems primarily from the December 2005 sale and issuance of common stock shares and warrants for net proceeds of $8.4 million. In addition, our operating loss for fiscal 2006 was partially offset by net licensing revenue of $5.6 million and the gain on the sale of patents of $3.5 million.

Cash and cash equivalents used in operating activities was $16.7 million, $9.9 million and $22.3 million in fiscal 2007, 2006 and 2005, respectively. The cash used in operating activities in fiscal 2007 was primarily due to the net loss of $16.5 million, the change in fair value on revaluation of warrant liability, the gain on the sale of patents of $1.0 million, and increases in inventory of $0.9 million to build up MiMagic 6+ inventory in advance of expected orders, partially offset by non-cash depreciation of $1.6 million and non-cash stock-based compensation of $1.5 million. The cash used in operating activities in fiscal 2006 was primarily due to net loss of $9.3 million, the gain on sale of patents of $3.5 million and decrease in income taxes payable of $2.8 million, partially offset by non-cash depreciation, amortization and accretion of $3.7 million, and increases in accounts payable and other liabilities of $0.8 million. The cash used in operating activities in fiscal 2005 was primarily due to the $28.2 million net loss, offset in part by non-cash depreciation and amortization of $4.0 million and an impairment charge for certain licensed intellectual property of $1.5 million.

Net cash provided by (used in) investing activities was $(3.0) million, $19.2 million and $14.0 in fiscal 2007, 2006 and 2005, respectively. Net cash used in investing activities in fiscal 2007 is primarily due to net purchases of short-term investments of $4.0 million, partially offset by proceeds from the sale of patents of $1.0 million. Net cash provided by investing activities in fiscal 2006 is primarily due to net maturities of short-term investments of $16.1 million and proceeds from the sale of patents of $3.5 million. Net cash provided by investing activities in fiscal 2005 is primarily due to net maturities of short-term investments of $14.2 million. Continued operation of our business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of our future revenues.

Net cash provided by financing activities was $9.5 million, $8.5 million and $4.8 million in fiscal 2007, 2006 and 2005, respectively. In December 2006, we closed the sale and issuance of 2,500,000 shares of our common stock and warrants to purchase 1,250,000 shares of our common stock at an exercise price of $5.20 per share for an aggregate offering price of $11.5 million. Net proceeds after deducting transaction costs were $10.5 million. The issuance and sale of the shares and warrants was registered under a shelf Registration Statement. The net cash provided by financing activities in fiscal 2007 is primarily due to the net proceeds from this financing of $10.5 million, partially offset by payments on capital lease obligations of $1.5 million. In December 2005, we closed the sale and issuance in a private placement of 1,500,000 shares of our common stock and warrants to purchase 749,996 shares (the “2005 Warrants) of our common stock at an exercise price of $9.00 per share for an aggregate offering price of $9 million. Net proceeds after deducting transaction costs were $8.4 million. In connection with the December 2006 public offering described above, the anti-dilution adjustments in the 2005 Warrants were triggered. As a result, the 2005 Warrants are now exercisable for 863,199 shares at an exercise price of $7.82 per share. The net cash provided by financing activities in fiscal 2006 is due to the net proceeds from this financing of $8.4 million and the proceeds from the issuance of common stock under employee plans of $1.6 million partially offset by payments on capital lease obligations of $1.5 million. In fiscal 2005, we issued 5,000 shares of Series B Convertible Preferred Stock, Series A Warrants for the purchase of 321,739 shares of common stock at $8.20 per share (the “2004 Warrants) and Series B Warrants to purchase 200,000 shares of common stock at $8.00 per share in a private placement for net proceeds of $4.9 million. The net proceeds were used to fund operating activities. The Preferred Stock was converted into 869,565 shares of our common stock in December 2005. The Series B Warrants to purchase 200,000 shares of common stock expired unexercised in December 2004. In connection with the December 2005 private financing described above, the anti-dilution adjustments in the 2004 Warrants were triggered. As a result, the 2004 Warrants became exercisable for 335,607 shares at an exercise price of $7.86 per share. In connection with the December 2006 public offering described above, the anti-dilution adjustments in the 2004 Warrants were triggered again. As a result, the 2004 Warrants are now exercisable for 366,249 shares at an exercise price of

$7.20 per share. See Note 8, Mandatorily Redeemable Series B Convertible Preferred Stock, of Notes to Consolidated Financial Statements for additional information. The net cash provided by financing activities in fiscal 2005 is due to proceeds from the issuance of Mandatorily Redeemable Series B Convertible Preferred Stock of $4.9 million and proceeds from the issuance of common stock under employee plans of $1.7 million, partially offset by payments on capital lease obligations of $1.8 million.

At January 28, 2007, our principal sources of liquidity included cash, cash equivalents and short-term investments of $20.5 million. We believe our current cash, cash equivalents and short-term investments will satisfy our projected cash requirements through at least the next 12 months. However, we expect we will need to raise additional capital within the next 12 months to fund future operating activities beyond the next 12 months and are actively pursuing potential additional equity financing. If we experience a material shortfall versus our plan for fiscal 2008, we expect to take all appropriate actions to ensure the continuing operation of our business and to mitigate any negative impact on our cash position. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all. Beyond fiscal 2008, the adequacy of our resources will depend largely on our ability to complete additional financing and our success in achieving positive operating cash flows and profitability.

Our lease for our headquarters in Santa Clara, California expires in April 2010. We lease offices in Israel and India under operating leases that expire in September 2007 for Israel and in December 2008 for India. On December 15, 2006, we amended a sublease agreement to extend the term for the sub-lease of 10,000 square feet of our Santa Clara facility to a third party for nineteen months and 15 days, changing the termination from March 15, 2007 to October 31, 2008 and increasing the monthly rent from $12,000 per month to $16,500 per month.

We lease software licenses under capital leases. Refer to Note 7, Obligations under Capital Leases, of Notes to Consolidated Financial Statements for additional information.

Contractual Obligations

The following summarizes our contractual obligations at January 28, 2007, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2008	2009	2010	2011	2012	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases *	$1,174	$1,121	$1,100	$277	$—	$—	$3,672
Capital leases	933	354	354	—	—	—	1,641
Non-cancelable purchase orders	257	—	—	—	—	—	257

Total contractual cash obligations	$2,364	$1,475	$1,454	$277	$—	$—	$5,570

*	Net of sublease income for sub-leasing 10,000 square feet in the Company’s Santa Clara facility for a two-year period starting on March 15, 2005 for $12,000 per month and for a period of 19 months and 15 days starting on March 16, 2007 for $16,500 per month.

Off-Balance Sheet Arrangements

As of January 28, 2007, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

The information regarding recent accounting pronouncements set forth in Note 1 of Notes to Consolidated financial Statements is herby incorporated by reference into this Item 7 of part II.

Impact of Currency Exchange Rates

In fiscal 2007, all of our payments made to our suppliers and all of our payments received from our customers were denominated in U.S. dollars. We have in the past and may in the future enter into foreign currency forward contracts to minimize short-term foreign currency fluctuation exposures related to firm purchase commitments. We do not use derivative financial instruments for speculative or trading purposes. Our accounting policies for these instruments are based on our designation of such instruments as hedging transactions. The criteria we use for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions.

Notwithstanding the measures we have adopted, due to the unpredictability and volatility of currency exchange rates and currency controls, we cannot assure you that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

In the past, we purchased wafers in Japanese yen and used foreign currency forward exchange contracts and options to minimize short-term foreign currency fluctuation exposures related to these purchases. The Company does not use derivative financial instruments for speculative or trading purposes. We did not have any foreign currency forward contracts in fiscal 2007, 2006 and 2005.

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

The table below summarizes our investment portfolio. The table includes cash and cash equivalents, short-term investments, and related average interest rates. Principal (notional) amounts as of January 28, 2007 and January 29, 2006 maturing in fiscal 2008 and fiscal 2007, respectively are as follows:

	Fair Value
(in thousands, except percentages)	January 28, 2007	January 29, 2006

	Taxable	Taxable
Cash and cash equivalents	$16,468	$26,695
Weighted average interest rate	4.92%	4.88%
Short-term investments	4,014	—
Weighted average interest rate	5.34%	—

Total cash, cash equivalents and short-term investments	$20,482	$26,695

Interest earned on non-taxable investments is subject to preferential tax treatment under the Internal Revenue Code. We did not have any non-taxable investments as of January 28, 2007 and January 29, 2006.

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. At January 28, 2007, our cash and cash equivalents earned interest at an average rate of 5.0%. Due to the short-term nature of our investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at January 28, 2007, with consistent cash balances, interest income would be adversely affected by approximately $28,000 per quarter. We do not use our investment portfolio for trading or other speculative purposes.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

Fiscal Year Ended	January 28, 2007	January 29, 2006	January 30, 2005
	(in thousands, except per share data)
Product revenue	$572	$862	$2,466
Licensing revenue	—	8,490	—

Total revenue	572	9,352	2,466

Cost of product revenue (1)	524	884	3,195
Cost of licensing revenue	—	2,861	—
Impairment of certain acquired and licensed intangible assets	—	—	89

Total cost of revenue	524	3,745	3,284
Gross profit (loss)	48	5,607	(818)

Operating expenses:
Research and development (2)	13,763	12,403	18,208
Sales, general and administrative (3)	6,080	6,916	7,447
Gain on sale of patents, net	(1,044)	(3,481)	—
Impairment of certain acquired and licensed intangible assets	—	—	1,437

Total operating expenses	18,799	15,838	27,092
Loss from operations	(18,751)	(10,231)	(27,910)
Interest income and other	915	724	415
Interest expense	(381)	(2,569)	(534)
Change in fair value on revaluation of warrant liability	1,835	—	—

Loss before income taxes	(16,382)	(12,076)	(28,029)

Income tax provision (benefit)	137	(2,770)	196

Net loss	$(16,519)	$(9,306)	$(28,225)

Basic and diluted net loss per share	$(1.65)	$(1.32)	$(4.33)

Weighted common shares outstanding	10,015	7,074	6,524
Weighted common shares outstanding assuming dilution	10,015	7,074	6,524

(1)	Includes $20, $0, and $8 in stock-based compensation in fiscal 2007, 2006, and 2005, respectively.

(2)	Includes $896, $314, and $240 in stock-based compensation in fiscal 2007, 2006, and 2005, respectively.

(3)	Includes $542, $186 and $126 in stock-based compensation in fiscal 2007, 2006, and 2005, respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEOMAGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

As of	January 28, 2007	January 29, 2006
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$16,468	$26,695
Short-term investments	4,014	—
Accounts receivable, less allowance for doubtful accounts of $0 at January 28, 2007 and January 29, 2006	65	9
Inventory	1,068	171
Prepaid and other current assets	397	800

Total current assets	22,012	27,675
Property, plant and equipment, net	1,494	2,368
Long-term prepaid assets	162	36
Other assets	422	415

Total assets	$24,090	$30,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,662	$1,735
Compensation and related benefits	1,017	1,024
Income taxes payable	1,112	1,059
Current portion of capital lease obligations	866	1,525
Warrant liability	3,853	—
Other accruals	100	264

Total current liabilities	8,610	5,607
Capital lease obligations	655	624
Other long-term liabilities	148	149
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares—2,000,000
Issued and outstanding shares – none at January 28, 2007 and January 29, 2006	—	—
Common stock, $.001 par value: Authorized shares—100,000,000 Issued and outstanding shares – 12,271,499 at January 28, 2007 and 9,517,730 at January 29, 2006	39	36
Additional paid-in-capital	116,850	110,302
Deferred stock compensation	—	(531)
Accumulated other comprehensive loss	(2)	(2)
Accumulated deficit	(102,210)	(85,691)

Total stockholders’ equity	14,677	24,114

Total liabilities and stockholders’ equity	$24,090	$30,494

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended	January 28, 2007	January 29, 2006	January 30, 2005
	(in thousands)
Operating activities
Net loss	$(16,519)	$(9,306)	$(28,225)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,595	1,667	2,059
Amortization and accretion	—	2,029	1,969
Gain on sale of patents	(1,044)	(3,481)	—
Gain on disposal of property, plant and equipment	—	—	(1)
Change in fair value on revaluation of warrant liability	(1,835)	—	—
Offering costs from financing allocated to warrants and charged to interest expense	273
Stock-based compensation	1,458	500	374
Impairment of certain acquired and licensed intangible assets	—	—	1,526
Changes in operating assets and liabilities:
Accounts receivable	(56)	3	372
Inventory	(897)	205	(274)
Prepaid and other current assets	484	(10)	213
Long-term prepaid and other assets	28	422	22
Accounts payable	(73)	651	(260)
Compensation and related benefits	(7)	7	(240)
Income taxes payable	53	(2,792)	176
Other accruals and other long-term liabilities	(165)	188	22

Net cash used in operating activities	(16,705)	(9,917)	(22,267)

Investing activities
Proceeds from sale of patents	1,044	3,481	—
Proceeds from sale of property, plant and equipment	—	—	6
Purchases of property, plant, equipment and intangibles	(65)	(200)	(116)
Purchase of long-term investment	—	(200)	—
Purchases of short-term investments	(6,470)	(63,096)	(30,809)
Maturities of short-term investments	2,456	79,192	44,959

Net cash provided by (used in) investing activities	(3,035)	19,177	14,040

Financing activities
Payments on capital lease obligations	(1,526)	(1,457)	(1,807)
Net proceeds from common stock with warrants financing	10,476	8,350	—
Net proceeds from issuance of common stock, net of repurchases	563	1,598	1,701
Net proceeds from issuance of mandatorily redeemable Series B convertible preferred stock and warrants to purchase common stock	—	—	4,935

Net cash provided by (used in) financing activities	9,513	8,491	4,829

Net increase (decrease) in cash and cash equivalents	(10,227)	17,751	(3,398)
Cash and cash equivalents at beginning of year	26,695	8,944	12,342

Cash and cash equivalents at end of year	$16,468	$26,695	$8,944

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In- Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders' Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 25, 2004	6,373,240	$32	$90,496	$(535)	$(6)	$(48,160)	$41,827

Issuance of common stock under stock option plan	116,683	—	988	—	—	—	988
Issuance of common stock under employee stock purchase plan	147,261	1	712	—	—	—	713
Issuance of common stock under stock award plan	10,555	—	—	—	—	—	—
Addition to deferred compensation for stock options	—	—	1,493	(1,493)	—	—	—
Reduction of unamortized deferred compensation on unvested options due to employee terminations	(1,397)	—	(434)	434	—	—	—
Amortization of deferred stock compensation	—	—	—	314	—	—	314
Stock compensation for non-employee stock options	—	—	60	—	—	—	60
Series A and B warrants to purchase common stock issued in connection with sale of mandatorily redeemable preferred stock, net of transaction costs	—	—	2,291	—	—	—	2,291
Components of comprehensive loss:
Net loss	—	—	—	—	—	(28,225)	(28,225)
Change in unrealized loss on investments	—	—	—	—	(8)	—	(8)
Total comprehensive loss	—	—	—	—	—	—	(28,233)

Balance at January 30, 2005	6,646,342	$33	$95,606	$(1,280)	$(14)	$(76,385)	$17,960

Issuance of common stock under stock option plan	363,609	—	1,295	—	—	—	1,295
Issuance of common stock under employee stock purchase plan	138,214	—	303	—	—	—	303
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(348)	348	—	—	—
Amortization of deferred stock compensation	—	—	34	401	—	—	435
Stock compensation for non-employee stock options	—	—	65	—	—	—	65
Conversion of mandatorily redeemable preferred stock into common stock	869,565	1	4,999	—	—	—	5,000
Proceeds from issuance of common stock with detachable warrants, net of transaction costs of $650	1,500,000	2	8,348	—	—	—	8,350
Components of comprehensive loss:
Net loss	—	—	—	—	—	(9,306)	(9,306)
Change in unrealized gain on investments	—	—	—	—	12	—	12
Total comprehensive loss	—	—	—	—	—	—	(9,294)

Balance at January 29, 2006	9,517,730	$36	$110,302	$(531)	$(2)	$(85,691)	$24,114

Issuance of common stock under stock option plan	91,869	—	159	—	—	—	159
Issuance of common stock under employee stock purchase plan	161,900	—	404	—	—	—	404
Stock-based compensation	—	—	1,458	—	—	—	1,458
Reversal of deferred compensation balance upon adoption of FAS 123R	—	—	(531)	531	—	—	—
Proceeds from issuance of common stock with detachable warrants, net of transaction costs of $974	2,500,000	3	10,473	—	—	—	10,476
Fair value of warrant liability	—	—	(5,688)	—	—	—	(5,688)
Transaction costs allocated to warrants	—	—	273	—	—	—	273
Components of comprehensive loss:
Net loss	—	—	—	—	—	(16,519)	(16,519)
Change in unrealized gain on investments	—	—	—	—	—	—	—
Total comprehensive loss	—	—	—	—	—	—	(16,519)

Balance at January 28, 2007	12,271,499	$39	$116,850	$—	$(2)	$(102,210)	$14,677

The accompanying notes are an integral part of these Consolidated Financial Statements.

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

The Company incurred significant net losses and negative cash flows from operations during each of the past several fiscal years and had working capital of $13.4 million at January 28, 2007, down from $22.1 million at January 29, 2006. At January 28, 2007, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of $20.5 million. While a forecast of future events is inherently uncertain, the Company believes its current cash, cash equivalents and short-term investments will satisfy its projected cash requirements through at least the next twelve months. If the Company experiences a material shortfall versus its plan for fiscal 2008, it expects to take all appropriate actions to ensure the continuing operation of its business and to mitigate any negative impact on its cash position. The Company believes it can take actions to achieve further reductions in its operating expenses, if necessary. The Company also believes that it can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all. Beyond fiscal 2008, the adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in re-establishing profitable operations and positive operating cash flows.

Basis of Presentation

For all periods presented, share and per share information in these consolidated financial statements and notes have been adjusted to reflect the Company’s 1-for-5 reverse stock split effective after the close of market on August 12, 2005.

The Company’s fiscal year ends on the last Sunday in January. Fiscal 2007 consisted of 52 weeks and ended on January 28, 2007. Fiscal 2006 consisted of 52 weeks and ended on January 29, 2006. Fiscal 2005 consisted of 53 weeks and ended on January 30, 2005.

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company recognizes revenue from non-distributor product sales when the products are shipped to the customer, title has transferred, and no obligations remain. In addition, the Company requires the following criteria to be met before recognizing revenue: (i) execution of a written customer order, (ii) fee is fixed or determinable, and (iii) collectibility of the proceeds is probable. The Company’s shipment terms are FOB shipping point.

With respect to products shipped to distributors, the Company defers recognition of product revenue until the distributors sell its products to their customers. On occasion, however, the Company may sell products with “end of life” status to its distributors under special arrangements without any price protection or return privileges for which the Company recognizes revenue upon transfer of title, typically upon shipment and other criteria noted above are met.

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of January 28, 2007 and January 29, 2006, and consists of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
January 28, 2007
Cash and cash equivalents:
Money market funds	$107	$—	$107
Commercial paper	14,562	—	14,562
Bank accounts	1,799	—	1,799

Total	$16,468	$—	$16,468

Short-term investments:
Certificate of deposit	$1,505	$(1)	$1,504
Commercial paper	987	—	987
U.S. Government agencies	1,524	(1)	1,523

Total	$4,016	$(2)	$4,014

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
January 29, 2006
Cash and cash equivalents:
Money market funds	$1,345	$—	$1,345
Commercial paper	23,698	(2)	23,696
U.S. Government Agencies	994	—	994
Bank accounts	660	—	660

Total	$26,697	$(2)	$26,695

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

Inventory consists of:	January 28, 2007	January 29, 2006
	(in thousands)
Raw materials	$254	$1
Work in process	239	11
Finished goods	575	159

Total	$1,068	$171

Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets, consisting primarily of property, plant and equipment in the fourth quarter of each fiscal year, and whenever certain events or changes in circumstances

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decline in the Company’s market value, significant reductions in projected future cash flows or gross margins, or macroeconomic factors, including a prolonged economic downturn. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company will be required to write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including gross profit margins, long-term forecasts of the amount and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of the Company’s tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized in liquidation. Changes in these estimates could have a material adverse effect on the assessment of the Company’s long-lived assets, thereby requiring the Company to write down the assets.

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

Property, plant and equipment consist of the following (in thousands):

Fiscal year ended	January 28, 2007	January 29, 2006
Property, plant and equipment:
Computer equipment and software	$11,499	$11,152
Furniture and fixtures	1,728	1,716
Machinery and equipment	1,500	1,515

Total	14,727	14,383
Less accumulated depreciation and amortization	(13,233)	(12,015)

Property, plant and equipment, net	$1,494	$2,368

Other Assets

Other assets at January 28, 2007 and January 29, 2006 include an investment in Neonode Inc. (“Neonode”) of $200,000, and long term-lease deposits for our leased facilities. The investment in Neonode represents less than 1.5% of Neonode's outstanding common stock. Neonode is a private company that has sold mobile phones that incorporate NeoMagic's products.

Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

reasonably estimated, and accrues for estimated but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the years ended January 28, 2007 and January 29, 2006. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant for fiscal 2007, 2006, and 2005.

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

Comprehensive Loss

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders' equity.

Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive loss on available-for-sale securities. Net comprehensive loss for each of the three years ended January 28, 2007, January 29, 2006 and January 30, 2005 is as follows (in thousands):

Year ended	January 28, 2007	January 29, 2006	January 30, 2005
Net loss	$(16,519)	$(9,306)	$(28,225)
Net change in unrealized loss on available for sale securities	—	12	(8)

Net comprehensive loss	$(16,519)	$(9,294)	$(28,233)

Total accumulated other comprehensive loss was $2,000 at January 28, 2007 and January 29, 2006. Accumulated other comprehensive loss consists entirely of unrealized losses on available-for-sale securities.

Research and Development Costs

Research and development costs are charged to expense when incurred.

Shipping and Handling Costs

The Company’s shipping terms are FOB shipping point and our customers are responsible for paying all shipping and handling costs directly to the shipping company.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were immaterial in fiscal 2007, 2006 and 2005, respectively.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock Compensation

Effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted under its stock option plans and employee stock purchase plans based on the fair market value of the award as of the grant date. SFAS 123(R) supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123(R) using the modified prospective application method of adoption that requires the Company to record compensation cost related to unvested stock awards as of January 30, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after January 30, 2006 are valued at fair value in accordance with provisions of SFAS 123(R) and recognized on a ratable basis over the service periods of each award. The Company estimated forfeiture rates for the three and nine months ended January 28, 2007 based on its historical experience.

Before fiscal 2007, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock awards provided the exercise price was established at 100% of the common stock fair market value on the date of grant. Before fiscal 2007, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure” (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.

The following table illustrates the pro forma effect on net loss and loss per share if the Company had applied the fair value recognition method in accordance with SFAS 123 (in thousands, except per share data):

Year Ended	January 29, 2006	January 30, 2005
Net loss, as reported	$(9,306)	$(28,225)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	500	374
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(5,131)	(3,959)

Pro forma net loss	(13,937)	(31,810)

Reported basic and diluted loss per share	$(1.32)	$(4.33)

Pro forma basic and diluted loss per share	$(1.97)	$(4.88)

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operations, upon adoption of FASB Statement of Financial Accounting Standards No. 123 (R), “Share-Based Payment” (“SFAS 123 (R)”). SFAS 123 (R) was effective for the Company beginning in the first quarter of fiscal 2007, and requires that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company’s consolidated financial statements. The pre-tax charge to be avoided amounts to approximately $1.8 million over the course of the original vesting periods, which on average is approximately 1.6 years from the effective date of acceleration. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. The Company believes that because the accelerated options had exercise prices in excess of the current market value of the Company’s common stock, the options had limited economic value and are not fully achieving their original objective of incentive compensation and employee retention.

At January 28, 2007, the Company had several stock-based employee compensation plans, including stock option plans and employee stock purchase plans. See Note 4 of the Notes to the Consolidated Financial Statements for description of the plans operated by the Company.

Financial Instruments

The Company's financial instruments consist principally of cash and cash equivalents, short-term investments, accounts receivable, employee receivables, capital leases and accounts payable. The Company believes all of the financial instruments' recorded values approximate current values because of the short-term nature of these instruments.

Segment Information

The Company has one operating segment by which management evaluates performance and allocates resources.

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 resolves issues addressed in Statement 133 Implementation Issue No. D1, Application of Statement 133 to Beneficial Interests in Securitized Financial Assets. SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation, clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of the Company’s first fiscal year that begins after September 15, 2006, with earlier adoption permitted. We do not anticipate that this SFAS will have any material impact on our financial condition or results of operations.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Effective February 3, 2006, the FASB decided to move forward with the issuance of a final FSP FAS 123R-4, Classification of Options and Similar Instruments Issued as Employee Compensation that Allow for Cash Settlement upon the Occurrence of a Contingent Event. The guidance in this FSP FAS 123R-4 amends paragraphs 32 and A229 of SFAS 123(R) to incorporate the concept articulated in footnote 16 of SFAS 123(R). That is, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee’s control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under SFAS 123(R), a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder’s election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee’s control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of SFAS 123(R). An entity that adopted SFAS 123(R) before the issuance of the FSP shall apply the guidance in the FSP in the first reporting period beginning after February 2006. Early application of FSP FAS 123R-4 is permitted in periods for which financial statements have not yet been issued. We do not anticipate that this FAS will have any material impact on our financial condition or results of operations.

In March 2006, the FASB issued SFAS No. 156 (“SFAS 156”), “Accounting for Servicing of Financial Assets—An Amendment of FASB Statement No. 140.” Among other requirements, SFAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under SFAS 156, an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. SFAS No. 156 is effective for fiscal years beginning after September 15, 2006. We do not anticipate that this SFAS will have any material impact on our financial condition or results of operations.

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006. We do not anticipate that this FASB will have any material impact on our financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157 (“SFAS 157”), “Fair Value Measurements.” Among other requirements, SFAS No. 157 defines fair value and establishes a framework for measuring fair value and also expands disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 is effective for the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS No. 157 on its financial position and results of operations.

In September 2006, the SEC issued SAB No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”), which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The guidance is applicable for fiscal years ending after November 15, 2006. We do not anticipate that this SAB will have any material impact on our financial condition or results of operations.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In September 2006, the FASB issued SFAS No 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“FAS 158”). FAS 158 requires companies to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. As we do not have defined benefit pensions or other postretirement plans, FAS 158 will have no impact on our financial statements or results of operations.

In July 2006, the FASB issued FASB Staff Position (FSP) No. FAS 13-2, “Accounting for a Change or Projected Change in the Timing of Cash Flows Relating to Income Taxes Generated by a Leveraged Lease Transaction,” which provides guidance on how a change or a potential change in the timing of cash flows relating to income taxes generated by a leveraged lease transaction affects the accounting by a lessor for the lease. This staff position was adopted by the Company on January 1, 2007. The Company is currently evaluating the impact of adopting this FSP; however, the Company does not expect the adoption of this provision to have a material effect on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. The objective of this statement is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of SFAS 159, but does not expect adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

2. LOSS PER SHARE

Per share information is as follows:

Year Ended	January 28, 2007	January 29, 2006	January 30, 2005
	(in thousands, except per share data)
Numerator:
Net loss	$(16,519)	$(9,306)	$(28,225)

Denominator:
Denominator for basic and diluted loss per share—weighted-average outstanding shares	10,015	7,074	6,524
Basic and diluted loss per share	$(1.65)	$(1.32)	$(4.33)

For fiscal years 2007, 2006 and 2005, basic loss per share equals diluted loss per share due to the net loss for the year. During fiscal 2007, 2006 and 2005, the Company excluded options, warrants and convertible instruments to purchase 2,271,014, 2,168,601 and 2,200,492 shares of common stock, respectively, from the diluted loss per share computation because the effect was anti-dilutive for these fiscal years.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INCOME TAXES

Loss before taxes and the provision (benefit) for income taxes in fiscal 2007, 2006 and 2005 consists of the following:

Year Ended	January 28, 2007	January 29, 2006	January 30, 2005
	(in thousands)
Income (loss) before taxes
U. S.	$(16,139)	$(12,589)	$(26,953)
Foreign	(243)	513	(1,076)

Total loss before taxes	$(16,382)	$(12,076)	$(28,029)

Provision (benefit) for taxes
Current:
U.S.	$36	$26	$27
Foreign	101	(2,796)	169

Total provision (benefit) for income taxes	$137	$(2,770)	$196

The Company’s income tax provision (benefit) differs from the federal statutory rate of 35% due to the following:

Year Ended	January 28, 2007	January 29, 2006	January 30, 2005
	(in thousands except percentages)
Pre-tax loss	$(16,382)	$(12,076)	$(28,029)
Federal statutory rate	35%	35%	35%
Expected benefit	(5,734)	(4,227)	(9,810)
Foreign taxes	82	25	169
Tax reserves	53	(2,795)	—
Accretion of interest on debentures	—	710	—
Net operating loss not currently benefited	5,698	3,530	9,607
Non-deductible amortization of deferred compensation	—	—	91
Other	38	(13)	139

Provision (benefit) for income taxes	$137	$(2,770)	$196

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Year Ended	January 28, 2007	January 29, 2006
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$38,024	$32,436
Research and development credit	9,846	8,865
Acquisition costs	1,907	53
Reserves and accruals	1,210	553
Capitalized research and development	2,369	2,906
Other	579	1,918

Total deferred tax assets	53,935	46,731
Valuation allowance	$(53,935)	$(46,731)

Net deferred tax assets	—	—

Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. At January 28, 2007, the Company has provided a valuation allowance of $53.9 million equal to its total deferred tax assets due to uncertainties surrounding their realization. The valuation allowance increased by $7.2 million, $4.6 million and $18.9 million in fiscal 2007, 2006 and 2005, respectively.

As of January 28, 2007, the Company had net operating loss carryforwards for federal income tax purposes of approximately $95.3 million. The federal net operating loss will expire in fiscal years beginning in 2023. The Company also had research and development credit carryforwards for federal income tax purposes of approximately $4.5 million, which expire in fiscal years beginning in 2019. In addition, the Company had net operating losses and research and development tax credits for state income tax purposes of approximately $81 million and $5.3 million, respectively. The state net operating loss will expire in the years beginning in 2013, and state research and development tax credits will not expire. Utilization of the Company's federal net operating loss and research credit carryforwards may be subject to an annual limitation due to the "change of ownership" provisions of the Tax Reform Act of 1986. The annual limitation may result in the expiration of net operating loss and research credit carryforwards before utilization.

Deferred income tax assets pertaining to net operating losses decreased by $6.6 million due to a change in presentation in accordance with SFAS 123(R). These deferred income tax assets resulted from the exercise of employee stock options in prior years and represent excess tax benefits as determined under APB No. 25. The deferred income tax assets for excess tax benefits had a full valuation allowance against them in prior years. SFAS 123(R) prohibits recognition of a deferred income tax asset for an excess tax benefit that has not been realized through a reduction in income taxes payable. The Company has netted the deferred income tax assets for net operating losses and the related valuation allowance for the excess tax determined under APB No. 25. While SFAS 123(R) applies for the Company’s year ended January 28, 2007, the Company’s deferred taxes and the valuation allowance as of January 29, 2006 have been adjusted to conform to the fiscal 2007 presentation.

Income taxes payable balances on the Consolidated Balance Sheets are represented by accruals recorded by the Company for income tax liabilities. Income tax liabilities are recorded in accordance with the SFAS 5 criteria of being estimable and probable.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The American Jobs Creation Act of 2004 (the “Jobs Act”), enacted on October 22, 2004, provides for a temporary 85% dividends-received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. However, as the Company is currently in a net operating loss position, it has opted not to currently reinvest in the United States, as the temporary deduction is provided outside the scope of existing net operating losses and would create an additional tax liability in the United States. The time for obtaining this benefit has expired.

The earnings from foreign operations in India are currently tax exempt pursuant to a tax holiday effective through 2008. The incentive provides for certain tax relief if certain conditions are met. The Company believes that it continued to be in compliance with these conditions at January 28, 2007.

The Company realized a benefit of approximately $3.1 million in fiscal 2006, which was primarily attributable to a percentage of the potential tax liability, including interest, for NeoMagic Cayman’s deferred income. As of January 29, 2006, the statute of limitations expired and the Cayman entity was liquidated; therefore, the reserve was released. NeoMagic also increased tax reserves by approximately $53,000 and $335,000 in fiscal 2007 and 2006, respectively, to accrue for potential interest and penalties on outstanding state and foreign reserves.

4. STOCKHOLDERS' EQUITY

Warrants

The Company granted warrants in connection with the securities purchase agreement entered into with Satellite Strategic Finance Associates, LLC in August 2004. The warrants were to purchase (i) 200,000 shares of NeoMagic common stock at an exercise price of $8.00 per share, exercisable until 90 days after the date that the registration statement was filed by the Company covering the securities and declared effective by the Securities and Exchange Commission, and (ii) 321,739 shares of common stock at $8.20 per share, exercisable until August 20, 2009 (the “2004 Warrants”). The Securities and Exchange Commission declared the Company’s filing effective September 24, 2004 and the warrants for the purchase of 200,000 shares expired unexercised on December 26, 2004. On December 16, 2005, NeoMagic closed the sale and issuance of shares of its Common Stock and warrants to purchase Common Stock (described below), which triggered the anti-dilution provisions in the 2004 Warrants. An adjustment was made to increase the number of shares subject to the 2004 Warrants to 335,607 shares of common stock and to decrease the purchase price to $7.86 per share. On December 6, 2006, NeoMagic closed the sale and issuance of shares of its Common Stock and warrants to purchase Common Stock (described below), which triggered the anti-dilution provisions in the 2004 Warrants. An adjustment was made to increase the number of shares subject to the 2004 Warrants to 366,249 shares of common stock and to decrease the purchase price to $7.20 per share. As of January 28, 2007, none of the 366,249 2004 Warrants had been exercised. See Note 8 Mandatorily Redeemable Series B Preferred Stock, for additional information.

On December 16, 2005, NeoMagic closed the sale and issuance to various investors of (i) 1,500,000 shares of its Common Stock, $.001 par value (the "2005 Shares"), and (ii) warrants to purchase 749,996 shares of Common Stock at an exercise price of $9.00 per share (the "2005 Warrants"). The Company sold and issued the 2005 Shares and the 2005 Warrants for an aggregate offering price of $9 million. After deducting offering costs, net cash proceeds received by the Company were $8.4 million.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2005 Warrants provide that each holder of a Warrant may exercise its Warrant for shares of Common Stock at an exercise price of $9.00 per share. No 2005 Warrant was exercisable until six months after the issuance date of such 2005 Warrant. The 2005 Warrants provide for adjustments to the exercise price and number of shares for which the 2005 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions and reclassifications, and dilutive issuances, subject to a minimum price of $7.79. On December 6, 2006, NeoMagic closed the sale and issuance of shares of its Common Stock and warrants to purchase Common Stock (described below), which triggered the anti-dilution provisions in the 2005 Warrants. An adjustment was made to increase the number of shares subject to the warrants to 863,199 shares of common stock and to decrease the purchase price to $7.82 per share. As of January 28, 2007, none of the 2005 Warrants had been exercised.

On December 6, 2006, NeoMagic closed the sale and issuance to various investors of (i) 2,500,000 shares of its Common Stock, $.001 par value (the "2006 Shares"), and (ii) warrants to purchase 1,250,000 shares of Common Stock at an exercise price of $5.20 per share (the "2006 Warrants"). The Company sold and issued the 2006 Shares and the 2006 Warrants for an aggregate offering price of $11.5 million. After deducting offering costs, net cash proceeds received by the Company were $10.5 million.

The 2006 Warrants provide that each holder of a 2006 Warrant may exercise its 2006 Warrant for shares of Common Stock at an exercise price of $5.20 per share. No 2006 Warrant is exercisable until six months after the issuance date of such 2006 Warrant. The 2006 Warrants provide for adjustments to the exercise price and number of shares for which the 2006 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions and reclassifications, and dilutive issuances, subject to a minimum price of $4.58 per share.

Preferred Stock

In fiscal 2000, the Board of Directors approved an amendment to the Certificate of Incorporation to allow the issuance of up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders.

Stock-Based Compensation

The Company’s net loss for the year ended January 28, 2007 was $16.5 million. The Company recognized stock-based compensation expense under SFAS 123(R) for the year ended January 28, 2007 of $1.5 million. Compensation expense is not less than the amount incurred by vested shares. Compensation expense related to stock-based compensation of service provider stock options for the year ended January 28, 2007 was $1.2 million. Compensation expense related to stock-based compensation under the Employee Stock Purchase Plan for the year ended January 28, 2007 was $0.3 million. The Company's net loss for the year ended January 28, 2007was $1.5 million greater than it would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25. The Company's net loss per common share, basic and diluted, for the year-ended January 28, 2007 was $(0.15) greater than it would have been if the Company had continued to account for share-based compensation under APB Opinion No. 25.

Net cash proceeds from the sales of common stock under employee stock purchase and stock option plans for the year ended January 28, 2007 and January 29, 2006 were $563 thousand and $1.6 million, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the year ended January 28, 2007 and January 29, 2006, respectively. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. During second quarter of fiscal 2007, the Company completed an historical review of the expected term. The expected term for the second, third and fourth quarters of fiscal 2007 is based upon this historical review. The Company believes that this method meets the requirements for SFAS 123(R). During first quarter of fiscal 2007, the Company applied the provisions of SAB 107 in its adoption of SFAS 123(R) by calculating the expected term as the average of the vesting period and original contractual term. This method could be used until December 31, 2007 for “plain-vanilla” share options. The Company believes that this method met the requirements for SFAS 123(R) for its first quarter of fiscal 2007.

Expected Volatility—The Company’s expected volatility for the year ended January 28, 2007 is computed based on the Company’s historical stock price volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes option valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option.

Expected Dividend—The dividend yield reflects that the Company has not paid any dividends and has no intention to pay dividends in the foreseeable future.

Estimated Forfeiture—The estimated forfeiture rate was based on an analysis of the Company’s historical forfeiture rates. The estimated average forfeiture rate for the year ended January 28, 2007 was 40.67% based on historical forfeiture experience.

In the year ended January 28, 2007, January 29, 2006 and January 30, 2005, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:

	Employee Option Plan			Employee Stock Purchase Plan
Year Ended	January 28, 2007	January 29, 2006	January 30, 2005	January 28, 2007	January 29, 2006	January 30, 2005
Risk-free interest rates	4.8%	4.0%	3.2%	3.67%	4.1%	2.1%
Volatility	1.01	.81	.91	1.00	1.27	.80
Expected life of option in years	4.28	4.81	3.34	1.03	.75	1.66

Stock Plans

At January 28, 2007, the Company had several stock-based employee compensation plans, including stock option plans and employee stock purchase plans. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. The stock options generally vest over a four-year period, have a

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

maturity of ten years from the issuance date, and an exercise price equal to the closing price on the NASDAQ of the common stock on the date of grant. Generally, unvested options are forfeited 30 to 90 days from the date a Service Provider ceases to be a Service Provider, or in the case of death or disability for a period of up to 12 months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At January 28, 2007, approximately 1,363,605, 1,162,987 and 93,401 shares of the Company’s registered common stock were reserved for issuance under the 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan, respectively.

In accordance with the 2003 Stock Plan (the "2003 Plan"), the Board of Directors may grant nonstatutory stock options and stock purchase rights to employees, consultants and directors. Incentive stock options may be granted only to employees. The Company has a total of 1,363,605 shares reserved under the 2003 Plan for future issuance. The 2003 Plan terminates in 2013. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the 2003 Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of January 28, 2007, no shares of common stock were subject to this repurchase provision. Other options granted under the 2003 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. The number of shares reserved under the 2003 Plan is subject to an automatic increase for unexercised forfeited shares subject to options issued under the 1993 Plan. As of January 28, 2007, the maximum number of options outstanding and unexercised in the 1993 Plan was 93,401.

Under the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), the Board of Directors may grant nonstatutory stock options to employees, consultants and officers upon their initial employment. The Company has a total of 1,162,987 shares reserved under the 1998 Plan for future issuance. Unless terminated sooner, the 1998 Plan will terminate automatically in June 2008.

On December 22, 2005, the Company entered into an amendment to the 1998 Plan to permit holders of certain stock options to voluntarily make irrevocable advance elections to reduce the exercise period for such stock options. These advance elections could qualify certain stock options for exemptions from the potentially unfavorable tax effects imposed by Section 409A of the Internal Revenue Code, and the proposed regulations issued thereunder (collectively, “Section 409A”). Specifically, the 1998 Plan was amended to authorize and provide the framework necessary for the implementation of a short-term deferral exercise election; that is, certain eligible stock option holders were permitted to elect to exercise stock options that vest in a given calendar year by no later than March 15th of the following year. If an option holder made this election, the stock option agreement underlying the eligible stock options subject to the election was automatically amended to the extent necessary to implement the election.

Under the 1993 Stock Plan (the "1993 Plan"), the Board of Directors may grant incentive stock options, nonstatutory stock options and stock purchase rights to employees, consultants and directors. The Company has a total of 93,401 shares reserved under the 1993 Plan for future issuance pursuant to outstanding options. The 1993 Plan terminated as to future grants in September 2003. The Board of Directors determined vesting provisions for stock purchase rights and options granted under the 1993 Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of January 28, 2007, no shares of common stock were subject to this repurchase provision. Other options granted under the 1993 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. Unexercised forfeited shares are transferable to the 2003 Plan as provided within the 2003 Plan.

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

The purpose of the acceleration was to enable the Company to avoid recognizing compensation expense associated with these options in future periods in its consolidated statements of operations, upon adoption of SFAS 123(R). SFAS 123(R) is effective for the Company beginning in the first quarter of fiscal 2007, and requires that compensation expense associated with stock options be recognized in the statement of operations, rather than as a footnote disclosure in the Company’s consolidated financial statements. The pre-tax charge to be avoided amounts to approximately $1.8 million over the course of the original vesting periods, which on average is approximately 1.6 years from the effective date of acceleration. The acceleration of the vesting of these options did not result in a charge based on generally accepted accounting principles. The Company believes that because the accelerated options have exercise prices in excess of the current market value of the Company’s common stock, the options have limited economic value and are not fully achieving their original objective of incentive compensation and employee retention.

A summary of the Company's stock option activity under the three plans, and related information for the three years ended January 28, 2007 follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at January 25, 2004	2,306,048	$13.30

Granted	752,253	6.55
Exercised	(116,683)	8.45
Canceled	(483,728)	12.75

Balance at January 30, 2005	2,457,890	$11.55

Granted	715,536	2.21
Exercised	(363,626)	3.56
Canceled	(987,702)	13.29

Balance at January 29, 2006	1,822,098	$8.52

Granted	1,198,185	5.86
Exercised	(91,869)	1.74
Forfeitures and cancellations	(671,841)	10.75

Balance at January 28, 2007	2,256,573	$6.73	5.68	$1,172,918

Vested and expected to vest at January 28, 2007	1,414,113	$7.72	5.68	$747,982

Exercisable at January 28, 2007	879,866	$9.21	5.68	$514,347

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $4.34 per share at January 28, 2007, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of January 28, 2007 was approximately 228 thousand. The aggregate intrinsic value of options exercised during the year ended January 28, 2007 was $265 thousand.

The exercise prices for options outstanding and exercisable as of January 28, 2007 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
Range of Exercise Prices Per Share	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
	(in thousands)	(in years)		(in thousands)
$1.35—3.33	512	7.22	$2.08	217	$2.00
$3.34—5.10	528	4.58	$4.80	163	$4.80
$5.11—7.18	757	5.56	$6.53	41	$6.34
$7.19—12.90	149	5.99	$11.61	148	$11.63
$12.91—16.00	225	5.25	$14.83	225	$14.83
$16.01 and over	86	5.00	$18.40	86	$18.40

	2,257	5.68	$6.73	880	$9.21

Employee Stock Purchase Plan

The 2006 Employee Stock Purchase Plan and 1997 Employee Stock Purchase Plan (collectively, “ESPP”) permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At January 28, 2007, approximately 291,641 and 0 shares were available for future purchase under the 2006 Employee Stock Purchase Plan and 1997 Employee Stock Purchase Plan, respectively.

The 2006 Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping 24-month offering periods that begin every six months. Each 24-month offering period includes four six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant's accumulated payroll deductions. The 2006 Purchase Plan is set to expire in July 2016. The 2006 Plan is subject to an automatic increase for unexercised forfeited shares issued in the 1997 Plan.

The 1997 Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping 24-month offering periods that begin every six months. Each 24-month offering period includes four six-month purchase periods, during which payroll deductions are accumulated and at the end of which, shares of common stock are purchased with a participant's accumulated payroll deductions. The 1997 Plan terminated in March 2007. Unissued shares were transferred to the 2006 Employee Stock Purchase Plan.

In fiscal 2007, 2006 and 2005, 161,900, 138,214 and 147,261 shares, respectively, of common stock at an average price of $2.50, $2.20 and $4.80 per share, respectively, were issued under the 1997 Employee Stock Purchase Plan. There were 291,641 and 0 shares available for future purchase under the 2006 Employee Stock Purchase Plan and 1997 Employee Stock Purchase Plan, respectively, at January 28, 2007.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Stock-Based Compensation Expense

The following table shows total stock-based compensation expense included in the accompanying Consolidated Condensed Financial Statements for the year-ended January 28, 2007, January 29, 2006 and January 30, 2005.

	January 28, 2007	January 29, 2006	January 30, 2005
	(in thousands)
Cost of revenue	$20	$—	8
Research and development	896	314	240
Sales, general and administrative	542	186	126
Income tax benefit	—	—	—

Total	$1,458	$500	374

Total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized as of January 28, 2007 was approximately $2.3 million after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 3.17 years for stock options and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.

Total compensation cost related to options to purchase common shares under the ESPP but not yet recognized as of January 28, 2007 was approximately $661 thousand. This cost will be recognized on a straight-line basis over a weighted-average period of approximately 2 years.

Before January 30, 2006, the Company elected to follow the intrinsic value method in accounting for its employee stock awards. Under the intrinsic value method, when the exercise price of the Company's employee stock options was equal to the market price of the underlying stock on the date of grant, no compensation was recognized.

Had compensation costs been determined based upon the fair value at the grant date for awards under these plans, the Company’s fiscal 2006 net loss and loss per share would have increased by approximately $4.6 million, or $0.65 per share. The Company’s fiscal 2005 net loss and loss per share would have increased by approximately $3.6 million, or $0.55 per share. For purposes of pro forma disclosures, the estimated fair value of the options is amortized over the option’s vesting period and stock purchased under the 1997 Employee Stock Purchase Plan is amortized over the six-month purchase period.

There were no options granted during fiscal 2007 or fiscal 2006 with an exercise price less than the market price at the date of grant. The weighted average fair value of options granted during fiscal 2005 with an exercise price less than the market price at the date of grant was $3.80 per share. The weighted average fair value of options granted during fiscal 2007, 2006, and 2005 with exercise prices equal to the market price at the date of grant is $5.86, $2.21, and $9.65 per share, respectively.

Deferred Stock Compensation

In connection with the grant of certain stock options to employees in fiscal 2005, the Company recorded deferred stock compensation of $1,493,000 for the difference between the fair value of common stock at the date of grant and the option exercise price. These amounts are presented as a credit to additional paid-in capital with an offsetting debit to deferred stock compensation included in stockholders' equity and are amortized over the vesting period of the related options. In fiscal 2006 and 2005, $348,000 and $434,000, respectively, was recorded as a reduction to deferred stock compensation to reflect the unamortized portion of deferred stock compensation related to the cancellation of unvested options upon employee terminations.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5. SAVINGS PLAN

The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 60% of their pre-tax salaries per year, but not more than the statutory limits. Before January 1, 2003, the Company contributed $0.30 for every dollar the employee contributed to the plan up to the first 6% of earnings. The Company stopped the employer match as of January 1, 2003. The Company made no matching contributions to employees in fiscal 2007, 2006 and 2005.

6. IMPAIRMENT CHARGES FOR INTANGIBLE ASSETS

There were no intangible assets outstanding as of January 28, 2007 and January 29, 2006, respectively.

Amortization expense for other intangible assets was $0, $0 and $1,642 thousand in fiscal 2007, 2006 and 2005, respectively.

During the fourth quarter of fiscal 2005 the Company determined that certain licensed intellectual property was impaired and recorded an impairment charge of $1.5 million, of which $0.1 million was charged to cost of sales for licensed intellectual property that related to products currently in production. The impairment was caused by a decline in the related sales forecasts of products associated with the licensed intellectual property. The impairment charge recorded represents the amount by which the carrying amount of the licensed intellectual property exceeded its fair value, which was determined based on the Company’s estimated discounted future cash flows identifiable to the licensed intellectual property.

7. OBLIGATIONS UNDER CAPITAL LEASES

In fiscal 2003, the Company entered into capital leases for software licenses used in the design of semiconductors. In March 2004 and October 2004, the Company entered into new capital lease agreements adding additional software and extending the terms of two of the Company’s existing leases. In January 2007, the Company entered into a new capital lease to replace an expiring lease. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized:

Year Ended	January 28, 2007	January 29, 2006
	(in thousands)
Property, plant and equipment under capital lease	$4,899	$4,243
Accumulated depreciation	(3,625)	(2,229)

Net property, plant and equipment under capital lease	$1,274	$2,014

Amounts capitalized under leases are being amortized over a three-year period and included as part of depreciation expense.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Future minimum payments under the capital leases consist of the following as of January 28, 2007:

(in thousands)
2008	$933
2009	354
2010	354

Total minimum lease payments	1,641
Less: amount representing interest	(120)

Present value of net minimum lease payments	1,521
Less: current portion	(866)

Long-term portion	$655

8. MANDATORILY REDEEMABLE SERIES B CONVERTIBLE PREFERRED STOCK

On August 20, 2004, the Company issued 5,000 shares of Mandatorily Redeemable Series B Convertible Preferred Stock (the “Series B Preferred Stock”), Series A Warrants for the purchase of 321,739 shares of common stock at $8.20 per share, and Series B Warrants for the purchase of 200,000 shares of common stock at $8.00 per share for an aggregate cash purchase price of $5,000,000. After deducting certain transaction costs of $65,000, net cash proceeds received by the Company were $4,935,000. In addition, the Company incurred out-of-pocket expenses of approximately $392,000 related to the financing. The Series B Preferred Stock was convertible at the option of the investor into 869,565 shares of the Company’s Common Stock at a conversion price of $5.75 per share, and was subject to certain anti-dilution provisions. The Series B Preferred Stock would have matured on August 20, 2007. The Series B Preferred Stock was redeemable by the Company for a mandatory payment of $5 million three years from the issue date of August 20, 2004 if the conversion option had not been exercised. The Series B Preferred Stock had liquidation preferences over the Company’s Common Stock and had no voting rights. Furthermore, while the Preferred Stock remained outstanding, provisions of the Preferred Stock limited our ability to issue any security with seniority to or parity with the Preferred Stock. In addition, there were restrictions on dividend payments as long as the Series B Convertible Preferred Stock remained outstanding. The holder converted all of the Preferred Stock into 869,565 shares of the Company’s Common Stock in December 2005. The Series A Warrants to purchase common stock are exercisable for five years from the date of issuance. The Series B Warrants to purchase common stock were only exercisable until 90 days after the date that the registration statement relating to the common shares underlying the securities issued in this transaction was declared effective by the Securities and Exchange Commission. On September 24, 2004, this registration statement was declared effective and the Series B Warrants expired unexercised on December 26, 2004.

In accordance with SFAS 150, the Company classified the estimated fair value of the Mandatorily Redeemable Series B Convertible Preferred Stock as a liability. The Company estimated the fair values of the Series B Preferred Stock and the Series A and B Warrants and allocated the net proceeds of $4,935,000 based on relative fair values in accordance with EITF 00-27 “Application to EITF Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and calculated the intrinsic value of the conversion option embedded within the convertible preferred stock using the effective conversion price of $5.75 per common share. The intrinsic value of the beneficial conversion option calculated was $1,203,000 and the fair value allocated to the Series A and Series B warrants was $1,153,000. The fair value allocated to the warrants and the intrinsic value of the beneficial conversion option were recorded as credits to additional paid-in capital in stockholders’ equity on the consolidated balance sheet with an offsetting amount of $2,356,000 treated as a discount and a reduction in the $5 million liability recorded for the Mandatorily Redeemable Series B Convertible Preferred Stock. The discount

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

was amortized using the effective interest rate method in accordance with EITF 00-27. The net recorded liability of $2,644,000 for the Mandatorily Redeemable Series B Convertible Preferred Stock was accreting to the redemption value of $5 million through charges to interest expense over the three-year period until mandatory redemption. The holder converted all of the Series B Preferred Stock into 869,565 shares of the Company’s Common Stock in December 2005. The Company recognized the remaining unamortized debt discount as interest expense upon conversion in accordance with EITF 00-27. The Company reclassified the remaining $5 million liability recorded for the Mandatorily Redeemable Series B Convertible Preferred Stock to Common Stock and Paid-in-Capital upon conversion. The Company accreted and recognized interest expense on conversion totaling $2.0 million in fiscal 2006. The Company accreted interest expense of $327,000 during fiscal 2005.

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

9. EQUITY FINANCING

On December 16, 2005, NeoMagic closed the sale and issuance of (i) 1,500,000 shares of its Common Stock, $.001 par value (the “2005 Shares”), and (ii) warrants to purchase 749,996 shares of Common Stock at an exercise price of $9.00 per share (the “2005 Warrants”). The Company sold and issued the 2005 Shares and the 2005 Warrants for an aggregate offering price of $9 million. After deducting offering costs, net cash proceeds received by the Company were $8.4 million.

The 2005 Warrants provide that each holder of a 2005 Warrant may exercise its 2005 Warrant for shares of Common Stock at an exercise price of $9.00 per share. Each 2005 Warrant was not exercisable until June 16, 2006. The 2005 Warrants provide for adjustments to the exercise price and number of shares for which the 2005 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions, reclassifications and, subject to a minimum price of $7.79 per share.

The proceeds were allocated between the 2005 Shares and the 2005 Warrants based on their respective fair values. The 2005 Warrants were classified as equity in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). As both the 2005 Shares and 2005 Warrants are equity instruments, the proceeds from the issuance were allocated on the relative fair value method; however, the Company is aggregating them for financial reporting purposes. This financing transaction is shown on the Statement of Stockholders’ Equity as Proceeds from issuance of common stock with detachable warrants for the year-ended January 29, 2006.

Investor agreements associated with the December 16, 2005 financing required NeoMagic to register the 2005 Shares and 2005 Warrants for resale with the SEC. The registration statement for the 2005 Shares and 2005 Warrants was declared effective on January 25, 2006. The investor agreements also require NeoMagic to maintain the effectiveness of the registration statement. If the registration statement does not remain effective, NeoMagic could be required to pay liquidated damages to investors that participated in the December 16, 2005 financing, capped at a maximum of 12% of the subscription amount paid by the investors.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10. WARRANT LIABILITY

On December 6, 2006, NeoMagic closed the sale and issuance of (i) 2,500,000 shares of its Common Stock, $.001 par value (the " 2006 Shares"), and (ii) warrants to purchase 1,250,000 shares of Common Stock at an exercise price of $5.20 per share (the "2006 Warrants"). The Company sold and issued the 2006 Shares and the 2006 Warrants for an aggregate offering price before deducting any expenses of $11,450,000. After deducting offering costs, net cash proceeds received by the Company were $10.5 million. The issuance and sale of the 2006 Shares and the 2006 Warrants was registered under a shelf Registration Statement on Form S-3, which was declared effective on October 31, 2006 (the “Primary S-3”).

The 2006 Warrants provide that each holder of a 2006 Warrant may exercise its 2006 Warrant for shares of Common Stock at an exercise price of $5.20 per share. No 2006 Warrant is exercisable until one year after its initial issuance, unless the Primary S-3 continues to be effective, in which case they can be exercised beginning six months after their initial issuance. Whether the Primary S-3 continues to be effective depends on whether the Company meets the eligibility requirements of Form S-3 with respect to primary offerings as of the time of filing its Form 10-K for the fiscal year ended January 28, 2007. The 2006 Warrants provide for adjustments to the exercise price and number of shares for which the 2006 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions, reclassifications and, subject to a minimum price of $4.58, dilutive issuances (i.e., price based anti-dilution adjustments).

The 2006 Warrants were classified as a liability in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). If the Primary S-3 continues to be effective, the Company would be obligated to net share or physically settle the contract only by delivering registered shares. Under EITF 00-19, if the Company must settle the contract by delivering registered shares, it is assumed that the Company will be required to net-cash settle the contract. As a result the 2006 Warrants are required to be classified as a liability. The fair value of the 2006 Warrants was estimated to be $5.7 million at the date of issue using the Black Scholes option pricing model with the following assumptions: risk-free interest rate of 4.53%; no dividend yield; an expected life of 5 years; and a volatility factor of 94.9%. The Company is required to revalue the 2006 Warrants at the end of each reporting period with the change in value reported on the statement of operations as a “change in fair value on revaluation of warrant liability” in the period in which the change occurred. For fiscal 2007, the Company recognized a gain on the change in fair value on revaluation of warrant liability of $1.8 million. Since the warrants are classified as a liability, the proceeds allocated to equity were the gross proceeds of $11,450,000 less the fair value of the warrants of $5,688,000 and less the offering costs allocated to the warrants of $273,000. The total offering costs of $974,000 were allocated between the 2006 Warrants and the common stock based on their respective fair values. Offering costs of $273,000 were allocated to the 2006 Warrants and reported as interest expense in the statement of operations for fiscal 2007.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(in thousands)
Fiscal 2008*	$1,174
Fiscal 2009*	1,121
Fiscal 2010	1,100
Fiscal 2011	277
Fiscal 2012	—
Thereafter	—

Total minimum lease payments	$3,672

*	Net of sublease income for sub-leasing 10,000 square feet in the Company’s Santa Clara facility for a two-year period starting on March 15, 2005 for $12,000 per month and for a period of 19 months and 15 days starting on March 16, 2007 for $16,500 per month.

Net rent expense under operating leases was $1,074,000, $1,069,000 and $1,196,000 in fiscal 2007, 2006 and 2005, respectively.

12. SIGNIFICANT CUSTOMERS AND EXPORT SALES

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign manufacturers that sell to United States-based OEMs) accounted for 77%, 60% and 91% of product revenue in fiscal 2007, 2006 and 2005, respectively. The Company expects that export sales will continue to represent a significant portion of product revenue, although the Company cannot assure you that export sales as a percentage of product revenue will remain at current levels. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area:

	Year Ended
	January 28, 2007	January 29, 2006	January 30, 2005
Japan	0%	5%	12%
Taiwan	33%	26%	47%
Hong Kong	0%	0%	25%
Korea	15%	0%	0%
Singapore	13%	4%	0%
United States	23%	40%	9%
England	13%	15%	7%
Sweden	3%	10%	0%

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following customers accounted for more than 10% of product revenue:

	Year Ended
	January 28, 2007	January 29, 2006	January 30, 2005
Edom Technology Co.**	34%	21%	33%
Exadigm Inc.	*	32%	*
Premier Microelectronics Europe LTD**	12%	15%	*
Silicon Media, Inc.**	*	*	8%
ESS Technology International, Inc.	*	*	26%
Premier Components Distribution**	21%	*	*
Silicon Alliance Int.**	*	*	13%

*	represents less than 10% of product revenue
**	customer is a distributor

13. RELATED PARTY TRANSACTIONS

Paul Richman served as a member of the NeoMagic Board of Directors from April 2002 through December 2004. As of December 2004, Mr. Richman was no longer a related party. During this time, Mr. Richman also served as CEO of The Consortium for Technology Licensing, Ltd. ("The Consortium"). In April 2002, The Consortium began performing services for NeoMagic as its exclusive patent licensing agent. In conjunction with these services, Mr. Richman was reimbursed for the expenses he incurred and paid approximately $9,000 and $4,000 during fiscal years 2005 and 2004, respectively. Mr. Richman no longer serves as a Board member of the Company; however, NeoMagic continues to work with The Consortium as the Company's exclusive patent licensing agent and completed a patent sale with The Consortium in April 2005 and a patent licensing agreement in September 2005 for which NeoMagic paid $3.8 million of fees to the Consortium, which is not a related party at this time.

14. CASH FLOW STATEMENT

Years Ended	January 28, 2007	January 29, 2006	January 30, 2005
	(in thousands)
Supplemental schedules of cash flow information Cash paid during the year for:
Interest	$124	$229	$146
Taxes paid	$29	$25	$21

During the fourth quarter of fiscal 2007, the Company entered into a new capital lease in the amount of $0.9 million, replacing an existing lease set to expire. During fiscal 2005, the Company entered into new capital lease agreements in the amount of $4.8 million. These new capital leases replaced two of the Company’s capital leases entered into in fiscal 2003 by adding additional software and extending the terms of the leases.

In December 2005, the Series B Convertible Preferred Stock was converted by the holder into 869,565 shares of the Company’s Common Stock.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NeoMagic Corporation:

We have audited the accompanying consolidated balance sheets of NeoMagic Corporation and subsidiaries as of January 28, 2007 and January 29, 2006, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended January 28, 2007. Our audits also included the financial statement schedule listed in the Index at accompanying Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoMagic Corporation and subsidiaries as of January 28, 2007 and January 29, 2006, and the results of their operations and their cash flows for each of the two years in the period ended January 28, 2007 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payments.

/s/ Stonefield Josephson, Inc.

San Francisco, California

April 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders of

NeoMagic Corporation

We have audited the accompanying consolidated statements of operations, shareholders’ equity, and cash flows of NeoMagic Corporation for the year ended January 30, 2005. Our audits also included the financial statement schedule for the year ended January 30, 2005 listed in the Index at Item 15 (a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations, shareholders’ equity and cash flows of NeoMagic Corporation for the year ended January 30, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended January 30, 2005, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP

San Jose, California

April 22, 2005

NeoMagic Corporation

Selected Quarterly Data

	Quarter
Fiscal 2007	1st	2nd	3rd	4th
	(unaudited, in thousands except per share data)
Product revenue	$86	$177	$192	$117
Licensing revenue	—	—	—	—

Total revenue	86	177	192	117
Cost of product revenue	86	115	197	126
Cost of licensing revenue	—	—	—	—

Total cost of revenue	86	115	197	126

Gross profit (loss)	—	62	(5)	(9)
Operating expenses:
Research and development	3,284	3,831	3,171	3,477
Sales, general and administrative	1,940	1,706	1,236	1,198
Gain on sale of patents	—	(1,044)	—	—

Total operating expenses	5,224	4,493	4,407	4,675
Loss from operations	(5,224)	(4,431)	(4,412)	(4,684)
Interest income and other	270	234	180	231
Interest expense	(37)	(29)	(23)	(292)
Change in fair value on revaluation of warrant liability	—	—	—	1,835

Loss before income taxes	(4,991)	(4,226)	(4,255)	(2,910)
Income tax expense	16	14	13	94

Net loss	$(5,007)	$(4,240)	$(4,268)	$(3,004)

Basic net loss per share (1)	$(0.53)	$(0.44)	$(0.44)	$(0.27)
Diluted net loss per share (1)	$(0.53)	$(0.44)	$(0.44	$(0.27)
Weighted common shares outstanding (1)	9,521	9,579	9,630	11,329
Weighted average common shares outstanding assuming dilution (1)	9,521	9,579	9,630	11,329

Fiscal 2006	1st	2nd	3rd	4th
Product revenue	$299	$301	$158	$104
Licensing revenue	—	—	8,490	—

Total revenue	299	301	8,648	104
Cost of product revenue	332	304	147	101
Cost of licensing revenue	—	—	2,861	—

Total cost of revenue	332	304	3,008	101
Gross profit (loss)	(33)	(3)	5,640	3
Operating expenses:
Research and development	3,083	3,147	2,980	3,193
Sales, general and administrative	1,790	1,310	1,767	2,049
Gain on sale of patents	(3,481)	—	—	—

Total operating expenses	1,392	4,457	4,747	5,242
Income (loss) from operations	(1,425)	(4,460)	893	(5,239)
Interest income and other	117	177	192	238
Interest expense	(288)	(132)	(256)	(1,893)

Income (loss) before income taxes	(1,596)	(4,415)	829	(6,894)
Income tax expense (benefit)	49	50	50	(2,919)

Net income (loss)	$(1,645)	$(4,465)	$779	$(3,975)

Basic net loss per share (1)	$(.25)	$(.67)	$0.12	$(0.48)
Diluted net loss per share (1)	$(.25)	$(.67)	$0.11	$(0.48)
Weighted common shares outstanding (1)	6,647	6,694	6,740	8,217
Weighted average common shares outstanding assuming dilution (1)	6,647	6,694	6,882	8,217

(1)	See Note 1 and 2 of Notes to Consolidated Financial Statements.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Changes in Internal Controls Over Financial Reporting

During the fourth quarter of fiscal 2007, there were no changes in our internal controls over financial reporting that occurred that materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and we cannot assure you that any design will succeed in achieving its stated goals under all potential future conditions.

Item 9B.	Other Information

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2007 Annual Meeting of Stockholders (the “Proxy Statement”).

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information required by this item with respect to directors is contained in the section entitled “Election of Directors” in the Proxy Statement and is incorporated herein by reference. The required information concerning executive officers of the Company is contained in the section entitled “Management” in Item 1 of Part I of this Form 10-K and is incorporated into this Item 10 of Part III by reference. The information about the Audit Committee and any Audit Committee financial experts required by this Item is contained in the section titled “Board Meetings and Committees” in the Proxy Statement and is incorporated by reference herein.

Item 405 of Regulation S-K calls for disclosure of any known late filing or failure by an insider to file a report required by Section 16 of the Exchange Act. This disclosure is contained in the section entitled “Section 16(a) Beneficial Ownership Reporting Compliance” in the Proxy Statement and is incorporated herein by reference.

We have adopted a Code of Ethics for all directors, officers and employees to govern their professional and ethical conduct. The Code of Ethics is posted on our website at http://www.neomagic.com. The Company will post any amendments to or waivers of the Code of Ethics on the website.

Item 11.	EXECUTIVE COMPENSATION.

The information required by this section relating to executive compensation and transactions is contained in the sections titled “Election of Directors,” “Director Compensation,” “Executive Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis” in the Proxy Statement and is incorporated herein by reference. In addition, the section in the Proxy Statement titled “Compensation Committee Report” is incorporated by reference into this Item, but shall not be deemed incorporated by reference into any other SEC filings, shall not be deemed “soliciting material” and shall not be deemed “filed” with the SEC.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information required by this section is contained in the section entitled “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated herein by reference.

The equity compensation plan table is contained in Item 5 of Part II of this Form 10-K and is incorporated into this Item 12 of Part III by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this section is contained in the sections titled “Certain Relationships and Related Party Transactions” and “Board Meetings and Committees” in the Proxy Statement and is incorporated herein by reference.

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

See “Schedule II- Valuation and Qualifying Accounts” on Page 70 of this Form 10-K.

3.	Exhibits

The exhibits listed in the index to exhibits immediately following the signature pages are filed or incorporated by reference as a part of this report.

(b)	Exhibits.

See Item 15(a)(3).

(c)	Financial Statement Schedule.

See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on April 30, 2007.

NEOMAGIC CORPORATION

By:	/s/ H. ROBERT NEWMAN
H. ROBERT NEWMAN
Acting Chief Financial Officer (Acting Principal Financial Officer)

Date: April 30, 2007

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Douglas R. Young and H. Robert Newman, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and on his or her behalf to sign, execute and file this Form 10-K and any or all amendments (including, without limitation, post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto and any and all documents required to be filed with respect therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DOUGLAS R. YOUNG Douglas R. Young	President, Chief Executive Officer and Director (Principal Executive Officer)	April 30, 2007

/S/ H. ROBERT NEWMAN H. Robert Newman	Acting Chief Financial Officer (Acting Principal Financial Officer and Acting Principal Accounting Officer)	April 30, 2007

/S/ SYED ZAIDI Syed Zaidi	Vice President Corporate Engineering and Chief Operating Officer, Director	April 30, 2007

/S/ ANIL GUPTA Anil Gupta	Director	April 30, 2007

/S/ CARL STORK Carl Stork	Director	April 30, 2007

/S/ STEVE VALENZUELA Steve Valenzuela	Director	April 30, 2007

/S/ BRETT MOYER Brett Moyer	Director	April 30, 2007

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
1.1(16)	Placement Agency Agreement, dated as of November 30, 2006, between the Company and A.G. Edwards & Sons, Inc.

3.1(10)	Amended and Restated Certificate of Incorporation.

3.2(17)	Bylaws.

4.1 (5)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2 (8)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3(18)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.

4.4(7)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5(7)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.6(7)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.7(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.8(7)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.9(11)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.10(11)	Warrant to Registration Rights Agreement dated December 13, 2005.

4.11(16)	Form of Warrant.

10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6(12)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7(7)	2003 Stock Option Plan.

10.8(4)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9(8)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

Number	Description
10.10(8)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11(8)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12(9)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13(10)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14(11)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15(12)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

10.16(13)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.

10.17(13)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.

10.18(14)	2006 Employee Stock Purchase Plan.

10.19(15)	Form of Bonus Agreement.

10.20(15)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

10.21(16)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.

21.1	NeoMagic Subsidiaries

23.1	Consent of Stonefield Josephson, Independent Registered Public Accounting Firm

23.2	Consent of Ernst & Young, Independent Registered Public Accounting Firm

24.1	Power of Attorney (see signature page on page 66)

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to the Company’s Form 10-Q for the period ended October 26, 1997.

(3)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 27, 2002.

(4)	Incorporated by reference to the Company’s Form 8-A filed December 23, 2002.

(5)	Incorporated by reference to the Company’s Form 8-K filed December 23, 2002.

(6)	Incorporated by reference to the Company’s S-8 registration statement filed September 22, 2003.

(7)	Incorporated by reference to the Company’s Form 8-K filed August 20, 2004.

(8)	Incorporated by reference to the Company’s Form 8-A/A filed August 23, 2004.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 31, 2005.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended October 30, 2005.

(11)	Incorporated by reference to the Company’s Form 8-K filed December 16, 2005.

(12)	Incorporated by reference to the Company’s Form 8-K filed January 19, 2006.

(13)	Incorporated by reference to the Company’s Form 8-K filed May 4, 2006.

(14)	Incorporated by reference to the Company’s definitive proxy statement file pursuant to section 14A of the Securities Exchange Act of 1934 on May 26, 2006.

(15)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended July 30, 2006.

(16)	Incorporated by reference to the Company’s Form 8-K filed December 1, 2006.

(17)	Incorporated by reference to the Company’s Form 8-K filed April 12, 2007.

(18)	Incorporated by reference to the Company’s Form 8-A/A filed April 12, 2007.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JANUARY 28, 2007, JANUARY 29, 2006 AND JANUARY 30, 2005

(In thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended January 30, 2005	$—	$—	$—	$—
Year ended January 29, 2006	$—	$—	$—	$—
Year ended January 28, 2007	$—	$—	$—	$—