Form 10-Q
period 2007-04-29
NEOMAGIC CORP
filed 2007-06-13
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2007

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 29, 2007 was 12,304,648

NEOMAGIC CORPORATION

FORM 10-Q

Part I. Financial Information

Item I.	Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended
	April 29, 2007	April 30, 2006
(In thousands, except per share data)
Net product revenue	$482	$86
Licensing revenue	—	—

Total revenue	482	86

Cost of product revenue (1)	344	86
Cost of licensing revenue	—	—

Total cost of revenue	344	86

Gross profit	138	—

Operating expenses:
Research and development (2)	2,963	3,284
Sales, general and administrative (3)	1,559	1,940

Total operating expenses	4,522	5,224

Loss from operations	(4,384)	(5,224)

Other income (expense), net:
Interest income and other	193	270
Interest expense	(24)	(37)
Change in fair value on revaluation of warrant liability	991	—

Loss before income taxes	(3,224)	(4,991)

Income tax provision	21	16

Net loss	$(3,245)	$(5,007)

Basic and diluted net loss per share	$(0.26)	$(0.53)

Weighted average common shares outstanding for basic and diluted net loss per share	12,286	9,521

(1)	Includes $5 and $3 in stock-based compensation for the three months ended April 29, 2007 and April 30, 2006, respectively.
(2)	Includes $236 and $201 in stock-based compensation for the three months ended April 29, 2007 and April 30, 2006, respectively.
(3)	Includes $212 and $108 in stock-based compensation for the three months ended April 29, 2007 and April 30, 2006, respectively.

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 29, 2007 (unaudited)	January 28, 2007
(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$11,118	$16,468
Short-term investments	4,986	4,014
Accounts receivable, net	420	65
Inventory	1,166	1,068
Prepaid and other current assets	517	397

Total current assets	18,207	22,012

Property, plant and equipment, net	1,201	1,494
Long-term prepaid assets	135	162
Other assets	439	422

Total assets	$19,982	$24,090

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$1,239	$1,662
Compensation and related benefits	1,236	1,017
Income taxes payable	1,025	1,112
Current portion of capital lease obligations	707	866
Warrant liability	2,862	3,853
Other accruals	170	100

Total current liabilities	7,239	8,610

Capital lease obligations	579	655
Other long-term liabilities	126	148

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock	39	39
Additional paid-in capital	117,354	116,850
Accumulated other comprehensive loss	(1)	(2)
Accumulated deficit	(105,354)	(102,210)

Total stockholders’ equity	12,038	14,677

Total liabilities and stockholders’ equity	$19,982	$24,090

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended
	April 29, 2007	April 30, 2006
(In thousands)
Operating activities:
Net loss	$(3,245)	$(5,007)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	390	405
Change in fair value on revaluation of warrant liability	(991)	—
Stock-based compensation	453	312
Changes in operating assets and liabilities:
Accounts receivable	(355)	2
Inventory	(98)	19
Other current assets	(120)	(239)
Long term prepaid and other assets	10	37
Accounts payable	(423)	(551)
Compensation and related benefits	219	236
Income taxes payable	14	6
Other accruals	48	(40)

Net cash used in operating activities	(4,098)	(4,820)

Investing activities:
Purchases of property, plant, equipment and intangibles	(97)	(31)
Purchases of short-term investments	(971)	(31,085)
Maturities of short-term investments	—	30,573

Net used in investing activities	(1,068)	(543)

Financing activities:
Payments on capital lease obligations	(235)	(105)
Net proceeds from issuance of common stock	51	8

Net used in financing activities	(184)	(97)

Net decrease in cash and cash equivalents	(5,350)	(5,460)
Cash and cash equivalents at beginning of period	16,468	26,695

Cash and cash equivalents at end of period	$11,118	$21,235

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$9	$16
Taxes	$7	$9

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of January 28, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively “NeoMagic” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at April 29, 2007, and the operating results and cash flows for the three months ended April 29, 2007 and April 30, 2006. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 28, 2007, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

We believe our current cash, cash equivalents and short-term investments will satisfy our projected cash requirements through January 27, 2008. However, we expect we will need to raise additional capital to fund future operating activities beyond January 27, 2008. The adequacy of our resources will depend largely on our ability to complete additional financing and our success in achieving profitable operations and positive operating cash flows. These uncertainties raise substantial doubts about the Company’s ability to continue as a going concern. If we experience a material shortfall versus our plan, we expect to take all appropriate actions to maximize the value of the Company. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all.

The results of operations for the three months ended April 29, 2007 are not necessarily indicative of the results that may be expected for the year ending January 27, 2008.

The first fiscal quarters of 2008 and 2007 ended on April 29, 2007 and April 30, 2006, respectively. The Company’s quarters generally have 13 weeks. The first quarter of fiscal 2008 and fiscal 2007 each had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2008 will have 52 weeks and fiscal 2007 had 52 weeks.

2.	Stock-Based Compensation

During the quarter ended April 29, 2007, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. Stock options for employees or new non-employee members of the Board of Directors generally vest over a four-year period, have a maturity of ten years from the issuance date, and an exercise price equal to the closing price on the Nasdaq Global Market of the common stock on the date of grant. Stock Options issued to current non-employee members of the Board of Directors generally vest over a two-year period, have a maturity of ten years from the issuance date, and an exercise price equal to the closing price on the Nasdaq Global Market of the common stock on the date of grant. Generally, unvested options are forfeited thirty to ninety days from the date a Service Provider ceases to be an employee or director (as the case may be), or in the case of death or disability for a period of up to twelve months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At April 29, 2007, approximately 1,137,088 and 1,356,355 shares of the Company’s common stock were reserved for issuance under the 2003 Stock Option Plan and Amended 1998 Stock Option Plan, respectively. There are 93,401 shares of the Company’s common stock reserved for issuance pursuant to outstanding options under the 1993 Stock Option Plan, which expired in 2003. No new grants may be made under this plan.

The 2006 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee's compensation. The price of common stock to be purchased under ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. To cover the exercise of vested options the Company issues new shares from its authorized but unissued share pool. A total of 291,641 shares of the Company’s common stock were reserved at April 29, 2007, for future issuance under the 2006 Employee Stock Purchase Plan.

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

Prior to fiscal year 2007, the Company accounted for stock-based compensation in accordance with APB 25 using the intrinsic value method, which did not require that compensation cost be recognized for the Company’s stock awards provided the exercise price was established at greater than or equal to 100% of the common stock fair market value on the date of grant. Prior to fiscal year 2007, the Company provided pro forma disclosure amounts in accordance with SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure” (SFAS No. 148), as if the fair value method defined by SFAS No. 123 had been applied to its stock-based compensation.

As a result of adopting SFAS 123R, the Company recognized stock-based compensation expense for the three months ended April 29, 2007 and April 30, 2006 of $453 thousand and $312 thousand, respectively, which consisted of stock-based compensation expense related to Service Provider stock options and Employee Stock Purchase Plan of $398 thousand and $55 thousand, respectively, for the three months ended April 29, 2007 and $230 thousand and $82 thousand, respectively, for the three months ended April 30, 2006. Stock-based compensation expense relating to consultants and the amortization of deferred stock compensation for options issued with an exercise price less than the fair market value on date of grant was $5 thousand for the three months ended April 29, 2007 and $97 thousand for the three months ended April 29, 2006. The impact on both basic and diluted loss per share for the three months ended April 29, 2007 and April 30, 2006 was $(0.04) and $(0.03), respectively.

Net cash proceeds from the sales of common stock under employee stock purchase and stock option plans were $50 thousand and $8 thousand for the three months ended April 29, 2007 and April 30, 2006, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the three months ended April 29, 2007 and April 30, 2006. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Determining Fair Value

Valuation and amortization method – The Company estimates the fair value of options using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term for the first quarter of fiscal 2008 is based upon historical review. The Company believes that this method meets the requirements for SFAS 123(R). During first quarter of fiscal 2007, the Company applied the provisions of SAB 107 in its adoption of SFAS 123(R) by calculating the expected term as the average of the vesting period and original contractual term. This method could be used until December 31, 2007 for “plain-vanilla” share options. The Company believes that this method met the requirements for SFAS 123(R) for its first quarter of fiscal 2007.

Expected Volatility – The Company’s expected volatility for the quarter ended April 29, 2007 was computed based on the Company’s historical stock price volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

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

Estimated Forfeiture – The estimated forfeiture rate was based on an analysis of the Company’s historical forfeiture rates. The estimated average forfeiture rate for the quarters ended April 29, 2007 and April 30, 2006 was 41.27% and 18.75%, respectively, based on historical forfeiture experience.

In the three months ended April 29, 2007 and April 30, 2006, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:

Three months ended,	Option Plans		Stock Purchase Plan
	April 29, 2007	April 30, 2006	April 29, 2007	April 30, 2006
Risk-free interest rates	4.60%	4.89%	5.07%	4.36%
Volatility	1.01	.97	.98	1.32
Expected life of option in years	4.00	6.25	.50	.50

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the accompanying Consolidated Condensed Financial Statements for the three months ended April 29, 2007 and April 30, 2006.

	April 29, 2007	April 30, 2006
Cost of revenue	$5	$3
Research and development	236	201
Selling, general and administrative	212	108

Total	$453	$312

In the three months ended April 29, 2007 and April 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $1.9 million and $1.1 million, respectively, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 3.02 years and 1.41 years for the three months ended April 29, 2007 and April 30, 2006, respectively, for stock options and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended April 29, 2007 and April 30, 2006, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $549 thousand and $195 thousand, respectively This cost will be recognized on a straight-line basis over a weighted-average period of approximately 1.75 years and 1.75 years, respectively, for the three months ended April 29, 2007 and April 30, 2006.

Stock Options and Awards Activities

The following is a summary of the Company’s stock option activity under the stock option plans as of April 29, 2007 and related information:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 28, 2007	2,256,573	$6.73
Granted	121,760	$3.95
Exercised	(33,149)	$1.52
Forfeitures and cancellations	(146,867)	$5.61

Outstanding at April 29, 2007	2,198,317	$6.73	6.07	$615

Vested and Expected to Vest at April 29, 2007	1,390,775	$7.73	5.89	$398

Exercisable at April 29, 2007	954,553	$8.90	5.71	$299

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.46 per share at April 29, 2007, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of April 29, 2007 was approximately 226 thousand shares. The aggregate intrinsic value of options exercised during the three months ended April 29, 2007 was $61 thousand.

The exercise prices for options outstanding and exercisable as of April 29, 2007 and their weighted average remaining contractual lives were as follows:

Range of Exercise Prices	Outstanding			Exercisable
	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(per share)	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$1.35 – 2.00	39	7.68	$1.58	28	$1.47
$2.01 – 4.02	488	7.89	$2.36	199	$2.24
$4.03 – 6.00	546	5.55	$4.81	193	$4.89
$6.01 – 13.95	912	5.72	$8.10	319	$10.97
$13.96 – 20.00	190	4.14	$16.00	190	$16.00
$20.01 and over	23	6.58	$22.43	23	$22.43

	2,198	6.07	$7.47	955	$8.90

3.	Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

Three months ended	April 29, 2007	April 30, 2006
(in thousands except per share data)
Numerator:
Net loss	$(3,245)	$(5,007)

Denominator:
Denominator for basic and diluted loss per share—weighted-average shares	12,286	9,521

Basic and diluted loss per share	$(0.26)	$(0.53)

For the three months ended April 29, 2007 and April 30, 2006, respectively, basic loss per share equals diluted loss per share due to the net loss for the quarter. During the three months ended April 29, 2007 and April 30, 2006, the Company excluded from the computation of basic and diluted loss per share options and warrants to purchase 2,987,063 and 2,031,734 shares of common stock, respectively, because the effect would be anti-dilutive.

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

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of April 29, 2007 and January 28, 2007, and consists of the following (in thousands):

April 29, 2007 (unaudited)	Amortized Cost	Gross Unrealized Loss	Fair Value
Cash and cash equivalents:
Money market funds	$44	$—	$44
Commercial paper	9,823	(1)	9,822
Bank accounts	1,252	—	1,252

Total	$11,119	$(1)	$11,118

Short-term investments:
Certificate of deposit	$1,500	$—	$1,500
Corporate notes	990	—	990
Commercial paper	1,000	—	1,000
U.S. Government agencies	1,496	—	1,496

Total	$4,986	$—	$4,986

January 28, 2007	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents:
Money market funds	$107	$—	$107
Commercial paper	14,562	—	14,562
Bank accounts	1,799	—	1,799

Total	$16,468	$—	$16,468

Short-term investments:
Certificate of deposit	$1,505	$(1)	$1,504
Commercial paper	987	—	987
U.S. Government agencies	1,524	(1)	1,523

Total	$4,016	$(2)	$4,014

5.	Inventories

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

Inventory consists of:	April 29, 2007	January 28, 2007
(in thousands)	(unaudited)
Raw materials	$566	$254
Work in process	85	239
Finished goods	515	575

Total	$1,166	$1,068

6.	Accumulated Other Comprehensive Loss

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders' equity.

Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive loss on available-for-sale securities. Net comprehensive loss for the three months ended April 29, 2007 and April 30, 2006, respectively, is as follows (in thousands):

	Three months ended
	April 29, 2007	April 30, 2006
Net loss	$(3,245)	$(5,007)
Net change in unrealized loss on available for sale securities	1	1

Net comprehensive loss	$(3,244)	$(5,006)

Total accumulated other comprehensive loss was $1,000 and $2,000 at April 29, 2007 and January 28, 2007, respectively. Accumulated other comprehensive loss consists entirely of unrealized losses on available for sale securities.

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

	April 29, 2007	January 28, 2007
(in thousands)	(unaudited)
Software under capital lease	$3,096	$4,899
Accumulated amortization	(2,174)	(3,625)

Net software under capital lease	$922	$1,274

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of April 29, 2007:

(in thousands)
Fiscal 2008	$688
Fiscal 2009	354
Fiscal 2010	354

Total minimum lease payments	1,396
Less: amount representing interest	(110)

Present value of net minimum lease payments	1,286
Less: current portion	(707)

Long-term portion	$579

8.	Warrant Liability

On December 6, 2006, NeoMagic closed the sale and issuance of (i) 2,500,000 shares of its Common Stock, $.001 par value (the " 2006 Shares"), and (ii) warrants to purchase 1,250,000 shares of Common Stock at an exercise price of $5.20 per share (the "2006 Warrants"). The Company sold and issued the 2006 Shares and the 2006 Warrants for an aggregate offering price before deducting any expenses of $11,450,000. After deducting offering costs, net cash proceeds received by the Company were approximately $10.5 million. The issuance and sale of the 2006 Shares and the 2006 Warrants was registered under a shelf Registration Statement on Form S-3, which was declared effective on October 31, 2006 (the “Primary S-3”).

The 2006 Warrants provide that each holder of a 2006 Warrant may exercise its 2006 Warrant for shares of Common Stock at an exercise price of $5.20 per share. As of April 29, 2007, no 2006 Warrant is exercisable for cash until one year after its initial issuance. The 2006 Warrants, however, became net exercisable on June 6, 2007. The 2006 Warrants provide for adjustments to the exercise price and number of shares for which the 2006 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions, reclassifications and, subject to a minimum price of $4.58, dilutive issuances (i.e., price based anti-dilution adjustments).

The 2006 Warrants were classified as a liability in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). Although the 2006 Warrants provide that shares of common stock may be issued upon a cash exercise under a private placement exemption if the Primary S-3 is not effective, the staff of the SEC has advised the Company that the Company would be obligated to physically settle the contract only by delivering registered shares. Under EITF 00-19, if the Company must settle the contract by delivering registered shares, it is assumed that the Company will be required to net-cash settle the contract. As a result the 2006 Warrants are required to be classified as a liability. The fair value of the 2006 Warrants was estimated to be $5.7 million at the date of issue using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.53%; no dividend yield; an expected life of 5 years; and a volatility factor of 94.9%. The Company is required to revalue the 2006 Warrants at the end of each reporting period with the change in value reported on the statement of operations as a “change in fair value on revaluation of warrant liability” in the period in which the change occurred. For fiscal 2007, the Company recognized a gain on the change in fair value on revaluation of warrant liability of $1.8 million. In the first quarter of fiscal 2008, the Company recognized a gain on the change in fair value on revaluation of the warrant liability of $991,000. The fair value of the 2006 Warrants was estimated to be $2.9 million on April 29, 2007 using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.59%; no dividend yield; an expected life of 4.6 years; and a volatility factor of 95.2%. Since the warrants are classified as a liability, the proceeds allocated to equity were the gross proceeds of $11,450,000 less the fair value of the warrants of $5,688,000 and less the offering costs allocated to the warrants of $273,000. The total offering costs of $974,000 were allocated between the 2006 Warrants and the common stock based on their respective fair values. Offering costs of $273,000 were allocated to the 2006 Warrants and reported as interest expense in the statement of operations for fiscal 2007.

9.	Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 29, 2007. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, the Company recognized a $101K decrease in liability for unrecognized tax benefits, which was accounted for as an adjustment to the January 29, 2007 balance of retained earnings.

The Company has unrecognized tax benefits of approximately $2.8 million as of January 29, 2007, of which $1.01 million if recognized would result in a reduction of the Company's effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits. The Company recorded an increase of its unrecognized tax benefits of approximately $13K as of April 29, 2007. The Company is subject to audit by the IRS and California Franchise Tax Board for all years since 2002.

Income tax expense was $21 thousand and $16 thousand for the three months ended April 29, 2007 and April 30, 2006, respectively. We recorded a tax provision of $21 thousand on a pre-tax loss of $3.2 million in the three months ended April 29, 2007 that consisted of foreign income taxes and an increase of $14 thousand for accrued interest on tax liabilities. We recorded a tax provision of $16 thousand on a pre-tax loss of $5.0 million in the three months ended April 30, 2006 that consisted of foreign income taxes and an increase of $6 thousand for accrued interest on tax liabilities.

10.	Contingencies

Commitments

In May 1996, the Company moved its principal headquarters to a new facility in Santa Clara, California, under a non-cancelable operating lease that expired in April 2003. In January 1998, the Company entered into a second non-cancelable operating lease for an adjacent building, which became its new corporate headquarters. This lease had a co-terminus provision with the original lease that expired in April 2003. In March 2002, the Company extended the term for 45,000 square feet under this lease for another seven years with a termination date of April 2010. The Company leases offices in Israel and India under operating leases that expire in September 2007 and December 2008, respectively. Future minimum lease payments under operating leases are as follows:

(in thousands)
Fiscal 2008*	$886
Fiscal 2009*	1,136
Fiscal 2010	1,100
Fiscal 2011	277
Fiscal 2012	—
Thereafter	—

Total minimum lease payments	$3,399

*	Net of sublease income for sub-leasing 10,000 square feet in the Company’s Santa Clara facility for a two-year period starting on March 15, 2005 for $12,000 per month and for a period of 19 months and 15 days starting on March 16, 2007 for $16,500 per month.

11.	Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the first quarter of fiscal 2008 and 2007. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant at April 29, 2007 and January 28, 2007.

12.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009. The company is currently evaluating the impact of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal 2009. The company is currently evaluating the impact of SFAS No. 159.

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

Since April 2002, we have been working with The Consortium for Technology Licensing Ltd. to explore opportunities to license or sell our patents. During the second quarter of fiscal 2007 and the first quarter of fiscal 2006, we generated a $1.0 million and $3.5 million gain, respectively, from the sale of patents that related to legacy products that NeoMagic no longer sells. During the third quarter of fiscal

2006, we announced a patent licensing transaction with Sony Corporation where Sony paid us $8.5 million for a non-exclusive license to all of our patents. In the patent licensing transaction with Sony, we only provided Sony with a license to our patents. We did not provide Sony with any intellectual “know-how” or other confidential information that could help Sony develop products that could be competitive with NeoMagic’s products. As of April 29, 2007, we were in discussions with multiple companies that we believe have infringed on our embedded DRAM patents. The objective of our patent licensing business is to enter into patent licensing agreements with companies that have infringed or are expected to infringe on our patents. In addition, we may decide to license or sell certain additional patents in the future. Licensing revenue was $8.5 million in fiscal 2006 representing 91% of our total revenue. There was no licensing revenue in the first quarters of fiscal 2008 and fiscal 2007.

Product revenue increased from $86 thousand in the first quarter of fiscal 2007 to $482 thousand in the first quarter of fiscal 2008, reflecting increased sales of the MiMagic 6+ product. Gross profit improved over the same period from $0 to $138 thousand is due to the product revenue increase in the first quarter of fiscal 2008. This combined with lower operating expenses in the first quarter of fiscal 2008 and the positive effect of a $991 thousand change in the fair value on revaluation of the warrant liability, resulted in a reduced net loss of $3.2 million, as compared to a $5.0 million net loss in the first quarter of fiscal 2007.

The Company’s fiscal year end is the last Sunday in January. The first fiscal quarters of 2008 and 2007 ended on April 29, 2007 and April 30, 2006, respectively. The Company’s quarters generally have 13 weeks. The first quarters of fiscal 2008 and fiscal 2007 had 13 weeks. The Company’s fiscal years generally have 52 weeks.

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

Results of Operations

Revenue

Revenue was $482 thousand for the three months ended April 29, 2007, compared to $86 thousand for the three months ended April 30, 2006, and consisted entirely of net product revenue. There was no licensing revenue in either quarter. Net product revenue increased primarily due to a $440 thousand increase in shipments of our MiMagic 6+ applications processor and a $34 thousand increase in shipments of our MiMagic 3 applications processor, partially offset by a $68 thousand decrease in shipments of our NMC 1121 companion chip which was discontinued in the third quarter of fiscal 2007.

Product sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 97% and 89% of product revenue in the three months ended April 29, 2007 and April 30, 2006, respectively. We expect that export sales will continue to represent a significant portion of product revenue. Our customer base can shift significantly from period to period as customer programs end and new programs do not always replace ending programs. In addition, new customers are added from period to period. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area:

Three Months Ended	April 29, 2007	April 30, 2006
Korea	78%	0%
Japan	0%	1%
Taiwan	1%	35%
United States	3%	11%
Malaysia	6%	0%
Singapore	0%	27%
Sweden	10%	0%
England	2%	26%

	100%	100%

The following customers accounted for more than 10% of product revenue:

Three Months Ended	April 29, 2007	April 30, 2006
Sejin Electron Inc.	62%	*
Segyung Britestone Co.	12%	*
NeoNode	10%	*
Edom Technology Co.**	*	39%
Inc. Technologies (P) PTE LTD	*	27%
Premier Microelectronics Europe LTD**	*	26%
Premier Components Distribution**	*	11%

*	represents less than 10% of net sales
**	customer is a distributor

Gross Profit

Gross profit was $138 thousand and $0 thousand for the three months ended April 29, 2007 and April 30, 2006, respectively. The improvement in gross profit is primarily due to the increase in revenue in the first quarter of fiscal 2008. In addition, the gross profit for the three months ended April 29, 2007 and 2006 was favorably impacted by the release of reserves of $25 thousand and $22 thousand, respectively, as a result of the sale of previously reserved inventory.

Research and Development Expenses

Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $3.0 million and $3.3 million for the three months ended April 29, 2007 and April 30, 2006, respectively. These expenses include stock based compensation of $236 thousand and $201 thousand for the three months ended April 29, 2007 and April 30, 2006, respectively. Research and development expenses decreased in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 primarily due decreased labor costs of $0.2 million as a result of lower headcount and decreased acquired technology costs of $0.1 million.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.6 million and $1.9 million for the three months ended April 29, 2007 and April 30, 2006, respectively. These expenses include stock-based compensation of $212 thousand and $108 thousand for the three months ended April 29, 2007 and April 30, 2006, respectively. Sales, general and administrative expenses decreased in the first quarter of fiscal 2008 due to decreased professional service costs of $0.2 million, decreased labor costs of $0.1 million and decreased audit costs of $0.1 million, partially offset by increased stock compensation expense.

Stock Compensation

Stock compensation expense was $453 thousand and $312 thousand for the three months ended April 29, 2007 and April 30, 2006, respectively. Stock compensation expense recorded in cost of revenues, research and development expenses and selling, general and administrative expenses for the three months ended April 29, 2007 and April 30, 2006, is the amortization of the fair value of share-based payments made to employees and members of our board of directors in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on the first day of fiscal 2007 (See Note 2). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.

Interest Income and Other

The Company earns interest on its cash and short-term investments. Interest and other income was $0.2 million and $0.3 million for the three months ended April 29, 2007 and April 30, 2006, respectively. The decrease is primarily due to lower average cash and short-term investment balances.

Interest Expense

Interest expense was $24 thousand and $37 thousand for the three months ended April 29, 2007 and April 30, 2006, respectively. Interest expense recorded in the first quarters of fiscal 2008 and fiscal 2007 represents interest on our capital leases (See Note 7).

Change in Fair Value on Revaluation of Warrant Liability

The Company recorded a gain of $991 thousand in the first quarter of fiscal 2008 for the change in fair value on revaluation of its warrant liability associated with its December 6, 2006 issuance of common stock and warrants. The change in fair value of the warrant liability is a non-cash charge determined by the difference in fair value from the year-end date of January 28, 2007 to the first quarter of fiscal 2008 end date of April 29, 2007. The fair value of the warrant liability will be revalued each period with the resulting change reported in other income (expense). We calculate the fair value of the warrants outstanding using the Black-Scholes model (See Note 8).

Income Taxes

Income tax expense was $21 thousand and $16 thousand for the three months ended April 29, 2007 and April 30, 2006, respectively. We recorded a tax provision of $21 thousand on a pre-tax loss of $3.2 million in the three months ended April 29, 2007 that consisted of foreign income taxes and an increase of $14 thousand for accrued interest on tax liabilities. We recorded a tax provision of $16 thousand on a pre-tax loss of $5.0 million in the three months ended April 30, 2006 that consisted of foreign income taxes and an increase of $6 thousand for accrued interest on tax liabilities.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased $4.4 million in the three months ended April 29, 2007 to $16.1 million from $20.5 million at January 28, 2007.

We believe our current cash, cash equivalents and short-term investments will satisfy our projected cash requirements through the end of fiscal 2008. However, we expect we will need to raise additional capital to fund future operating activities beyond January 2008. The adequacy of our resources will depend largely on our ability to complete additional financing and our success in achieving profitable operations and positive operating cash flows. These uncertainties raise substantial doubts about the Company’s ability to continue as a going concern. If we experience a material shortfall versus our plan, we expect to take all appropriate actions to maximize the value of the Company. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all.

Cash and cash equivalents used in operating activities for the three months ended April 29, 2007 was $4.1 million, compared to $4.8 million of net cash used in operating activities for the three months ended April 30, 2006. The cash used in operating activities for the three months ended April 29, 2007 was primarily due to the net loss of $3.2 million, the change in fair value on revaluation of warrant liability of $1.0 million, a decrease in accounts payable of $0.4 million and increases in accounts receivable and other current assets of $0.5 million partially offset by non-cash depreciation of $0.4 million and non-cash stock based compensation of $0.5 million. The cash used in operating activities for the three months ended April 30, 2006 was primarily due to the net loss of $5.0 million and decreases in accounts payable of $0.6 million partially offset by non-cash depreciation of $0.4 million and non-cash stock compensation of $0.3 million.

Net cash used in investing activities for the three months ended April 29, 2007 was $1.1 million, compared to $0.5 million of net cash used in investing activities for the three months ended April 30, 2006. Net cash used in investing activities in the three months ended April 29, 2007 and April 30, 2006 was primarily due to net purchases of short-term investments of $1.0 million and $0.5 million, respectively.

Net cash used in financing activities was $ 0.2 million for the three months ended April 29, 2007, compared to $ 0.1 million of net cash used in financing activities for the three months ended April 30, 2006. The net cash used in financing activities for the three months ended April 29, 2007 and April 30, 2006 is due to payments on capital lease obligations of $0.2 million and $0.1 million, respectively.

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

We lease software licenses under capital leases. See Note 7, Obligations under Capital Leases, in the condensed consolidated financial statements for additional information.

Contractual Obligations

The following summarizes the Company’s contractual obligations at April 29, 2007, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$886	$1,136	$1,100	$277	$—	$—	$3,399
Capital leases	688	354	354	—	—	—	1,396
Non-cancelable purchase orders	820	—	—	—	—	—	820

Total contractual cash obligations	$2,394	$1,490	$1,454	$277	$—	$—	$5,615

Off-Balance Sheet Arrangements

As of April 29, 2007, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosure. The measurement and disclosure requirements are effective for the Company beginning in the first quarter of fiscal 2009. The company is currently evaluating the impact of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS No. 159). SFAS No. 159 permits companies to choose to measure certain financial instruments and other items at fair value. The standard requires that unrealized gains and losses are reported in earnings for items measured using the fair value option. SFAS No. 159 is effective for the company beginning in the first quarter of fiscal year 2009. The company is currently evaluating the impact of SFAS No. 159.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s cash, cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of April 29, 2007, the Company’s cash, cash equivalents and short-term investments earned interest at an average rate of 5.1%. Due to the short-term nature of the Company’s investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at April 29, 2007, with consistent cash balances, interest income would be adversely affected by approximately $21,000 per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

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

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Controls

During the first quarter of fiscal 2008, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company's management, including the CEO and CFO, does not expect that our internal controls over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system's objectives will be met. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

We Expect to Continue to Incur Significant Losses and Consume Cash in Operations

We have been incurring substantial losses and consuming cash in operations as we invest heavily in new product development in advance of achieving significant product sales. This is expected to continue throughout fiscal 2008. Our ability to achieve cash flow breakeven is likely to depend on the success of our MiMagic 6+ and NeoMobileTV products. Even if these new products are successful, we are likely to incur significant additional losses and consume cash in operations during the current fiscal year ending January 27, 2008.

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

In December 2006, the Company sold stock and warrants in a registered direct financing. Although the common stock has been accounted for as equity, under accounting rules the warrants must be accounted for as a liability on the Company’s balance sheet. See Note 8 of Notes to Condensed Consolidated Financial Statements. Based on the Company’s internal estimate of results of operations over the balance of fiscal 2008, accounting for the warrants as a liability may cause the Company’s stockholders’ equity to drop below what is required for continued listing on the Nasdaq Global Market by the end of the second quarter of fiscal 2008. The Company is exploring possible alternatives to avoid the delisting of its common stock from the Nasdaq Global Market.

If we fail to comply with the continued listing requirements of the Nasdaq Global Market, including the minimum bid price per share requirement and the minimum stockholders equity requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the Nasdaq Capital Market, the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq Global Market. You may not be able to sell your shares of our stock quickly, at the market price or at all, if trading in our stock is not active.

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

We have a Limited Customer Base

In each of the last three fiscal years, three customers have accounted for over two-thirds of our product revenue. In the first quarter of fiscal 2008, the top three customers accounted for 62%, 12% and 10%, respectively, for a total of 84% of product revenue. In fiscal 2007, the top three customers accounted for 34%, 21%, and 12%, respectively, for a total of 67% of product revenue. In addition, one licensee accounted for 100% of our licensing revenue in fiscal 2006. There was no licensing revenue in fiscal 2007 or in the first quarter of fiscal 2008. We expect that a small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future. Furthermore, the majority of our sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by one or more customers deciding to stop using our products, or by a decline in the number of handheld devices sold by one or more of our customers.

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

Some of our current and potential competitors operate their own manufacturing facilities. Since we do not operate our own manufacturing facility and may from time-to-time make binding commitments to purchase products (binding purchase orders totaling $820,000 were outstanding as of April 29, 2007), we may not be able to reduce our costs and cycle time or adjust our production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on our results of operations. In addition, if production levels increase the value of binding purchase orders may increase significantly.

Uncertainty Regarding Future Licensing Revenue

In the third quarter of fiscal 2006, we collected gross licensing revenue of $8.5 million ($5.6 million net of commissions and expenses) from the nonexclusive licensing of all of our patents to Sony Corporation of Tokyo, Japan. We cannot assure you that we will be able to generate any future licensing revenue from our 28 patents or from any future patents that we will own or have the right to license. The licensing agreement with Sony may be the only licensing agreement that we ever complete. Furthermore, if we should in the future complete an agreement to license our patents, we cannot assure you that the licensing revenue we receive from such license will be as significant as the licensing revenue we received from Sony.

We Depend on Qualified Personnel

Our future success depends in part on the continued service of our key engineering, sales, marketing, manufacturing, finance and executive personnel, and our ability to identify, hire and retain additional personnel to serve potential customers in our targeted markets. There is strong competition for qualified personnel in the semiconductor industry, and we cannot assure you that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. We have experienced the loss of personnel both through headcount reductions and attrition. In the past two years we have lost some of our executive management, including Jeffery Blanc (Vice President, Worldwide Sales) and Scott Sullinger (CFO). Although we have announced a new CFO, he is not expected to join the Company until August 6, 2007. We are currently conducting a search for a new Vice President of Worldwide Sales.

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

We Depend on Third-Party Manufacturers to Produce Our Products

Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We currently use one third-party foundry for wafer fabrication. We expect that, for the foreseeable future, all of our products will be manufactured at Taiwan Semiconductor Manufacturing Corporation on a purchase-order-by-purchase-order basis. Since, in our experience, the lead time needed to establish a relationship with a new wafer fabrication partner is at least 12 months, and the estimated time for a foundry to switch to a new product line ranges from four to nine months, we may have no readily available alternative source of supply for specific products. In addition to time constraints, switching foundries would require a diversion of engineering manpower and financial resources to redesign our products so that the new foundry could manufacture them. We cannot assure you that we can redesign our products to be manufactured by a new foundry in a timely manner, nor can we assure you that we will not infringe on the intellectual property of our current wafer manufacturer when we redesign our products for a new foundry. A manufacturing disruption experienced by our manufacturing partner, the failure of our manufacturing partner to dedicate adequate resources to the production of our products, or the financial instability of our manufacturing partner would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if the transition to the next generation of manufacturing technologies by our manufacturing partner is unsuccessful, our business, financial condition and results of operations would be materially and adversely affected.

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

We Rely on Third-Party Subcontractors to Assemble and Test Our Products

Our products are assembled and tested by third-party subcontractors. We expect that, for the foreseeable future, the vast majority of our products will be packaged and assembled at Amkor Technology on a purchase-order-by-purchase-order basis. We do not have long-term agreements with any of these subcontractors. Such assembly and testing is conducted on a purchase order basis. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of our products. Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if we were required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and test of our products could have a material adverse effect on our business, financial condition and results of operations.

We May Encounter Inventory Excess or Shortage

To have product inventory to meet potential customer purchase orders, we place purchase orders for wafers from our manufacturer in advance of having firm purchase orders from our customers. We had binding orders for wafers totaling $820,000 outstanding as of April 29, 2007. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time-to-time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2007 of $12,000, in fiscal 2006 of $0.2 million and in fiscal 2005 of $0.4 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of April 29, 2007, we had been issued and hold 28 patents. These 28 issued patents are scheduled to expire between June 2014 and November 2024. In June 2006, we sold 4 patents to Samsung Electronics Co. Ltd. for net proceeds of $1.0 million. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include several of our important patents covering embedded DRAM technology nor any of the unique array processing technology used in our MiMagic 6+ and NeoMobileTV products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 77%, 60% and 91% of our product revenue for fiscal 2007, 2006, and 2005, respectively, and 97% and 89% of our product revenue for the three months ended April 29, 2007 and April 30, 2006, respectively. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our foreign sales. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Our Stock Price May Be Volatile

The market price of our Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. For example, during fiscal 2007, the highest closing sales price was $7.95 per share and the lowest was $2.46 per share. During fiscal 2006, the highest closing sales price was $10.23 per share and the lowest was $1.80 per share. The market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of our Common Stock could be subject to significant fluctuations in response to various factors, including sales of our common stock, quarter-to-quarter variations in our anticipated or actual operating results, announcements of new products, technological innovations or setbacks by us or our competitors, general conditions in the semiconductor industry, unanticipated shifts in the markets for mobile phones and other handheld devices or changes in industry standards, losses of key customers, litigation commencement or developments, the impact of our financing activities, including dilution to shareholders, changes in or the failure by us to meet estimates of our performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. In future quarters, our operating results may be below the expectations of public market analysts or investors.

Item 6.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number		Description
3.2	(1)	Bylaws as amended through April 6, 2007.

4.3	(2)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.

31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Form 8-K filed April 12, 2007.
(2)	Incorporated by reference to the Company’s Form 8-A/A filed April 12, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ H. Robert Newman
H. ROBERT NEWMAN
Acting Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

June 13, 2007