Form 10-Q
period 2007-07-29
NEOMAGIC CORP
filed 2007-11-09
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2007

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at November 5, 2007 was 12,385,794.

NEOMAGIC CORPORATION

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Net revenue	$151	$177	$633	$263
Cost of revenue	236	115	580	201

Gross profit (loss)	(85)	62	53	62
Operating expenses:
Research and development	2,982	3,831	5,945	7,115
Sales, general and administrative	1,689	1,706	3,248	3,646
Gain on sale of patents	—	(1,044)	—	(1,044)

Total operating expenses	4,671	4,493	9,193	9,717

Loss from operations	(4,756)	(4,431)	(9,140)	(9,655)
Other income (expense), net:
Interest income and other	212	234	405	504
Interest expense	(17)	(29)	(41)	(66)
Gain (loss) from change in fair value of warrant liability	(248)	—	743	—

Loss before income taxes	(4,809)	(4,226)	(8,033)	(9,217)
Income tax expense (benefit)	(472)	14	(451)	30

Net loss	$(4,337)	$(4,240)	$(7,582)	$(9,247)

Basic and diluted net loss per share	$(0.35)	$(0.44)	$(0.62)	$(0.97)
Weighted average common shares outstanding for basic and diluted	12,339	9,579	12,313	9,550

See accompanying notes to unaudited condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 29, 2007	January 28, 2007
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,370	$16,468
Short-term investments	6,974	4,014
Accounts receivable, net	98	65
Inventory	2,787	1,068
Prepaid and other current assets	540	397

Total current assets	14,769	22,012
Property, plant and equipment, net	910	1,494
Long-term prepaid assets	115	162
Other assets	440	422

Total assets	$16,234	$24,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,945	$1,662
Compensation and related benefits	1,051	1,017
Income taxes payable	544	1,112
Current portion of capital lease obligations	306	866
Warrant liability	124	3,853
Other accruals	273	100

Total current liabilities	4,243	8,610
Capital lease obligations	500	655
Other long-term liabilities	126	148
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	39	39
Additional paid-in capital	121,017	116,850
Accumulated other comprehensive loss	—	(2)
Accumulated deficit	(109,691)	(102,210)

Total stockholders’ equity	11,365	14,677

Total liabilities and stockholders’ equity	$16,234	$24,090

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended
	July 29, 2007	July 30, 2006
Operating activities:
Net loss	$(7,582)	$(9,247)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	690	802
Gain on sale of patents	—	(1,044)
Gain from change in fair value of warrant liability	(743)	—
Stock-based compensation	921	685
Reversal of provision for tax liability	(480)	—
Changes in operating assets and liabilities:
Accounts receivable	(33)	(23)
Inventory	(1,719)	(562)
Prepaid and other current assets	(143)	188
Other assets	29	30
Accounts payable	283	(799)
Compensation and related benefits	34	147
Income taxes payable	13	13
Other accruals	151	(118)

Net cash used in operating activities	(8,579)	(9,928)

Investing activities:
Proceeds, net of cost, from sale of patents	—	1,044
Purchases of property, plant, equipment	(106)	(36)
Purchases of short-term investments	(3,868)	(2,505)
Maturities of short-term investments	910	—

Net cash used in investing activities	(3,064)	(1,497)

Financing activities:
Payments on capital lease obligations	(715)	(905)
Net proceeds from issuance of common stock	260	253

Net cash used in financing activities	(455)	(652)

Net decrease in cash and cash equivalents	(12,098)	(12,077)
Cash and cash equivalents at beginning of period	16,468	26,695

Cash and cash equivalents at end of period	$4,370	$14,618

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$40	$86
Taxes	$15	$16
Supplemental disclosure of non-cash financing activities:
Reclassification of warrant liability to equity for amended warrants (see Note 8)	$2,986	$—

See accompanying notes to unaudited condensed consolidated financial statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation:

The accompanying condensed consolidated balance sheet as of January 28, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively “NeoMagic” or the “Company”). All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at July 29, 2007, the operating results for the three and six months ended July 29, 2007 and July 30, 2006, and the cash flows for the six months ended July 29, 2007 and July 30, 2006. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the fiscal year ended January 28, 2007, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

We believe our current cash, cash equivalents and short-term investments will satisfy our projected cash requirements through January 27, 2008. However, we expect we will need to raise additional capital to fund future operating activities beyond January 2008. The adequacy of our resources will depend largely on our ability to complete additional financing and our success in achieving profitable operations and positive operating cash flows. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If we experience a material shortfall versus our plan, we expect to take appropriate actions to maximize the value of the Company. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all.

The results of operations for the three and six months ended July 29, 2007 are not necessarily indicative of the results that may be expected for the year ending January 27, 2008.

The second fiscal quarters of 2008 and 2007 ended on July 29, 2007 and July 30, 2006, respectively. The Company’s quarters generally have 13 weeks. The first and second quarters of fiscal 2008 and 2007 had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2008 will have 52 weeks and Fiscal 2007 had 52 weeks.

2.	Stock Compensation

During the quarter ended July 29, 2007, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. Stock options for employees or new non-employee members of the Board of Directors generally vest over a four-year period, have a term of ten years from the issuance date, and an exercise price equal to the closing price on the Nasdaq Global Market of the common stock on the date of grant. Stock options issued to current non-employee members of the Board of Directors generally vest over a two-year period, have a term of ten years from the issuance date, and an exercise price equal to the closing price on the Nasdaq Global Market of the common stock on the date of grant. Generally, unvested options are forfeited thirty to ninety days from the date a Service Provider ceases to be an employee or director (as the case may be), or in the case of death or disability for a period of up to twelve months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At July 29, 2007, approximately 1,856,355 and

1,128,133 shares of the Company’s common stock were reserved for issuance under the 2003 Stock Option Plan and Amended 1998 Stock Option Plan, respectively. There are 93,401 shares of the Company’s common stock reserved for issuance pursuant to outstanding options under the 1993 Stock Option Plan, which expired in 2003. No new grants may be made under this plan.

The 2006 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. A total of 336,545 shares of the Company’s common stock were reserved at July 29, 2007, for future issuance under the 2006 Employee Stock Purchase Plan.

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

As a result of adopting SFAS 123R, the Company recognized stock-based compensation expense for the three and six months ended July 29, 2007 of $468 thousand and $921 thousand, respectively, which consisted of stock-based compensation expense related to Service Provider stock options and Employee Stock Purchase Plan of $390 thousand and $74 thousand, respectively, for the three months ended July 29, 2007 and $783 thousand and $129 thousand, respectively, for the six months ended July 29, 2007. Stock-based compensation expense relating to consultants for the three and six months ended July 29, 2007 was $4 thousand and $9 thousand, respectively. The Company recognized stock-based compensation expense for the three and six months ended July 30, 2006 of $373 thousand and $685 thousand, respectively. Compensation expense related to stock-based compensation of Service Provider stock options for the three months and six months ended July 30, 2006 was $283 thousand and $513 thousand, respectively. Compensation expense related to stock-based compensation of Employee Stock Purchase Plan for the three and six months ended July 30, 2006 was $90 thousand and $172 thousand, respectively. The impact on both basic and diluted earnings per share for the three and six months ended July 29, 2007 was $(0.04) and $(0.07), respectively. The impact on both basic and diluted earnings per share for the three and six months ended July 30, 2006 was $(0.04) and $(0.07), respectively.

Net cash proceeds from the sales of common stock under employee stock purchase and stock option plans for the six months ended July 29, 2007 and July 30, 2006 were $260 thousand and $253 thousand, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the six months ended July 29, 2007 and July 30, 2006, respectively. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Determining Fair Value

Valuation and amortization method – The Company estimates the fair value of options using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term for the three and six months ended July 29, 2007 is based upon historical review. The Company believes that this method meets the requirements for SFAS 123(R). During first quarter of fiscal 2007, the Company applied the provisions of SAB 107 in its adoption of SFAS 123(R) by calculating the expected term as the average of the vesting period and original contractual term. This method could be used until December 31, 2007 for “plain-vanilla” share options. The Company believes that this method met the requirements for SFAS 123(R) for its first quarter of fiscal 2007.

Expected Volatility – The Company’s expected volatility for the three and six months ended July 29, 2007 was computed based on the Company’s historical stock price volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

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

Estimated Forfeiture – The estimated forfeiture rate for the three and six months ended July 29, 2007 was based on an analysis of the Company’s historical forfeiture rates. The estimated average forfeiture rate for the three and six months ended July 29, 2007 was 30.75% and 37.36%, respectively. The estimated average forfeiture rate for the three and six ended July 30, 2006 was 33.33% and 32.92%, respectively, based on historical forfeiture experience.

In the three and six months ended July 29, 2007 and July 30, 2006, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:

	Option Plans				Stock Purchase Plan
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Risk-free interest rates	4.9%	5.1%	4.7%	5.1%	5.1%	3.4%	5.1%	3.6%
Volatility	.99	1.00	1.00	1.00	0.98	0.95	0.98	1.06
Expected life of option in years	4.53	4.64	4.19	4.68	1.5	0.96	1.5	0.83

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the accompanying Condensed Consolidated Statement of Operations for the three months and six months ended July 29, 2007 and July 30, 2006.

	Three Months Ended		Six Months Ended
(in thousands)	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Cost of revenue	$5	$6	$10	$9
Research and development	250	231	486	432
Sales, general and administrative	213	136	425	244
Income tax benefit	—	—	—	—

Total	$468	$373	$921	$685

For the six months ended July 29, 2007 and July 30, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $2.4 million and $1.3 million, respectively, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 2.89 years and 2.93 years for the six months ended July 29, 2007 and July 30, 2006, respectively, for stock options and will be adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the six months ended July 29, 2007 and July 30, 2006, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $451 thousand and $357 thousand, respectively This cost will be recognized on a straight-line basis over a weighted-average period of approximately 1.5 years and 1.5 years, respectively, for the six months ended July 29, 2007 and July 30, 2006.

Stock Options and Awards Activities

The following is a summary of the Company’s stock option activity under the stock option plans as of July 29, 2007 and related information:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 28, 2007	2,256,573	$6.73
Granted	205,760	$3.84
Exercised	(42,104)	$1.62
Forfeitures and cancellations	(266,398)	$6.02

Outstanding at July 29, 2007	2,153,831	$6.64	5.93	$738,746
Vested and Expected to Vest at July 29, 2007	1,434,591	$7.49	5.71	$517,524
Exercisable at July 29, 2007	1,002,387	$8.54	5.41	$402,139

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.77 per share at July 29, 2007, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of July 29, 2007 was approximately 249 thousand shares. The aggregate intrinsic value of options exercised during the three and six months ended July 29, 2007 was $17 thousand and $79 thousand, respectively.

The exercise prices per share for options outstanding and exercisable as of July 29, 2007 and their weighted average remaining contractual lives were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(per share)	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$1.35 –2.05	258	7.26	$1.98	129	$1.93
$2.06 – 4.02	326	8.23	$2.93	120	$2.41
$4.03 – 6.50	524	5.48	$4.87	219	$5.02
$6.51 –11.00	628	5.31	$6.61	116	$6.80
$11.01 –20.00	395	4.70	$14.22	395	$14.22
$20.01 and over	23	6.34	$22.43	23	$22.43

	2,154	5.93	$6.64	1,002	$8.54

3.	Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

Per share information calculated on this basis is as follows:

	Three Months Ended		Six Months Ended
(in thousands, except per share amounts)	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Numerator:
Net loss	$(4,337)	$(4,240)	$(7,582)	$(9,247)
Denominator:
Denominator for basic and diluted loss per share - weighted average shares outstanding	12,339	9,579	12,313	9,550
Basic and diluted loss per share	$(0.35)	$(0.44)	$(0.62)	$(0.97)

For the three and six month periods ended July 29, 2007 and July 30, 2006, basic loss per share equals diluted loss per share due to the net loss for those periods. During the three months ended July 29, 2007 and July 30, 2006, the Company excluded options and warrants to purchase 4,140,590 and 2,281,891 shares of common stock, respectively, because the effect would be anti-dilutive. During the six months ended July 29, 2007 and July 30, 2006, the Company excluded options and warrants to purchase 4,173,527 and 2,168,368 shares of common stock, respectively, because the effect would be anti-dilutive.

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

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of July 29, 2007 and January 28, 2007, and consists of the following (in thousands):

July 29, 2007 (in thousands) (unaudited)	Cost	Gross Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents:
Money market funds	$3	$—	$3
Commercial paper	2,960	—	2,960
Bank accounts	1,407	—	1,407

Total	$4,370	$—	$4,370

Short-term investments:
Corporate notes	$993	$—	$993
Certificates of deposit	1,500	—	1,500
Medium term notes	992	—	992
U.S. Government agencies	3,489	—	3,489

Total	$6,974	$—	$6,974

January 28, 2007 (in thousands)	Cost	Gross Unrealized Loss	Fair Value
Cash and cash equivalents:
Money market funds	$107	$—	$107
Commercial paper	14,562	—	14,562
Bank accounts	1,799	—	1,799

Total	$16,468	$—	$16,468

Short-term investments:
Certificate of deposit	$1,505	$(1)	$1,504
Commercial paper	987	—	987
U.S. Government agencies	1,524	(1)	1,523

Total	$4,016	$(2)	$4,014

5.	Inventories

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

Inventory consists of: (in thousands)	July 29, 2007	January 28, 2007
	(unaudited)
Raw materials	$1,571	$254
Work in process	48	239
Finished goods	1,168	575

Total	$2,787	$1,068

6.	Accumulated Other Comprehensive Income

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders’ equity.

Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive loss on available for sale securities. Net comprehensive loss for the three and six months ended July 29, 2007 and July 30, 2006, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Net loss, as reported	$(4,337)	$(4,240)	$(7,582)	$(9,247)
Net change in unrealized loss on available for sale securities	1	—	2	1

Net comprehensive loss	$(4,336)	$(4,240)	$(7,580)	$(9,246)

Total accumulated other comprehensive loss was $0 at July 29, 2007 and $2,000 at January 28, 2007. Accumulated other comprehensive loss consists entirely of unrealized losses on available for sale securities.

7.	Obligations under Capital Leases

In fiscal 2003, the Company entered into capital leases for software licenses used in the design of its semiconductor product. In March 2004 and October 2004, the Company entered into new capital lease agreements adding additional software and extending the terms of two of the Company’s existing leases. In January 2007, the Company entered into a new capital lease to replace an expiring lease. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized:

	July 29, 2007	January 28, 2007
(in thousands)	(unaudited)
Software under capital lease	$3,206	$4,899
Accumulated amortization	(2,542)	(3,625)

Net software under capital lease	$664	$1,274

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of July 29, 2007:

Fiscal Year	(in thousands)
2008 (remaining six months)	$177
2009	354
2010	354

Total minimum lease payments	885
Less: amount representing interest	(79)

Present value of net minimum lease payments	806
Less: current portion	(306)

Long-term portion	$500

8.	Warrant Liability

On December 6, 2006, NeoMagic closed the sale and issuance of (i) 2,500,000 shares of its Common Stock, $.001 par value (the “2006 Shares”), and (ii) warrants to purchase 1,250,000 shares of Common Stock at an exercise price of $5.20 per share (the “2006 Warrants”). The Company sold and issued the 2006 Shares and the 2006 Warrants for an aggregate offering price before deducting any expenses of $11,450,000. After deducting offering costs, net cash proceeds received by the Company were approximately $10.5 million. The issuance and sale of the 2006 Shares and the 2006 Warrants was registered under a shelf Registration Statement on Form S-3, which was declared effective on October 31, 2006 (the “Primary S-3”).

The 2006 Warrants provide that each holder of a 2006 Warrant may exercise its 2006 Warrant for shares of Common Stock at an exercise price of $5.20 per share. As of July 29, 2007, no 2006 Warrant was exercisable for cash until one year after its initial issuance. The 2006 Warrants, however, became net exercisable on June 6, 2007. The 2006 Warrants provide for adjustments to the exercise price per share and number of shares for which the 2006 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions, reclassifications and, subject to a minimum price of $4.58 per share, dilutive issuances (i.e., price based anti-dilution adjustments).

The 2006 Warrants were initially classified as a liability in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). Although the 2006 Warrants provide that shares of common stock may be issued upon a cash exercise under a private placement exemption if the Primary S-3 is not effective, the staff of the SEC has advised the Company that the Company would be obligated to physically settle the contract only by delivering registered shares. Under EITF 00-19, if the Company must settle the contract by delivering registered shares, it is assumed that the Company will be required to net-cash settle the contract. As a result, the 2006 Warrants were initially required to be classified as a liability. The fair value of the 2006 Warrants was estimated to be $5.7 million at the date of issue using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.53%; no dividend yield; an expected life of 5 years; and a volatility factor of 94.9%. The Company is required to revalue the cash exercisable 2006 Warrants at the end of each reporting period with the change in value reported in the statement of operations as a “change in fair value on revaluation of warrant liability” in the period in which the change occurred. For fiscal 2007, the Company recognized a gain on the change in fair value on revaluation of warrant liability of $1.8 million. Since the warrants were classified as a liability, the proceeds allocated to equity were the gross proceeds of $11,450,000 less the fair value of the warrants of $5,688,000 and less the offering costs allocated to the warrants of $273,000. The total offering costs of $974,000 were allocated between the 2006 Warrants and the common stock based on their respective fair values. Offering costs of $273,000 were allocated to the 2006 Warrants and reported as interest expense in the statement of operations for fiscal 2007. In the first six months of fiscal 2008, the Company recognized a gain on the change in fair value on revaluation of the warrant liability of $743,000.

In July 2007, the Company offered holders of 2006 Warrants the ability to amend their outstanding warrants. The amended 2006 Warrants are only exercisable on a net share settlement basis and will no longer be able to be cash exercised. Since warrantholders cannot make or execute a cash exercise of the amended 2006 Warrants, the Company will not be required to register the shares issued upon exercise of the amended warrants under any circumstances. Accordingly, the amended 2006 Warrants will no longer be classified as a liability under EITF 00-19 and were reclassified as equity. The Company completed its warrant exchange offer on July 27, 2007. At that time, 96% of all outstanding 2006 Warrants were amended, representing 1,200,000 shares of the 1,250,000 shares subject to warrants that had been available for amendment. One investor holding a warrant to purchase 50,000 shares chose not to participate. The 2006 Warrants were revalued on July 27, 2007, the date the warrant exchange offer was completed, and the Company recognized a loss on the change in fair value on revaluation of warrant liability of $248,000. The fair value of the 2006 Warrants was estimated to be $3.1 million. The $3.0 million value of the amended 2006 Warrants was reclassified to equity as of July 29, 2007 and the $0.1 million value of the 2006 Warrants that were not amended remained on the Company’s balance sheet as a liability as of July 29, 2007.

9.	Income Taxes

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 29, 2007. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, the Company recognized a $101 thousand decrease in income taxes payable for unrecognized tax benefits, which was accounted for as an adjustment to the January 29, 2007 balance of retained earnings.

The Company has unrecognized tax benefits of approximately $2.8 million as of January 29, 2007, of which $1.0 million, if recognized, would result in a reduction of the Company’s effective tax rate. Interest and penalties are immaterial at the date of adoption and were included in the unrecognized tax benefits. The Company recorded a decrease in its unrecognized tax benefits of approximately $466 thousand in the six months ended July 29, 2007. The Company is subject to audit by the IRS and California Franchise Tax Board for all years since 2002.

The income tax benefit was $472 thousand and the income tax expense was $14 thousand for the three months ended July 29, 2007 and July 30, 2006, respectively. The income tax benefit was $451 thousand and the income tax expense was $30 thousand for the six months ended July 29, 2007 and July 30, 2006, respectively. We recorded a tax benefit of $472 thousand on a loss before income taxes of $4.8 million in the three months ended July 29, 2007 that consisted of foreign income taxes, an increase of $1 thousand for accrued interest on income taxes payable and a reduction in income tax payable of $481 thousand for the settlement of an income tax assessment by the State of Texas. We recorded a tax benefit of $451 thousand on a loss before income taxes of $8.0 million in the six months ended July 29, 2007 that consisted of foreign income taxes, an increase of $15 thousand for accrued interest on income taxes payable and a reduction in income tax payable of $481 thousand for the settlement of an income tax assessment by the State of Texas. We recorded a tax provision of $14 thousand on a loss before income taxes of $4.2 million in the three months ended July 30, 2006 that consisted of foreign income taxes and an increase of $6 thousand for accrued interest on income taxes payable. We recorded a tax provision of $30 thousand on a loss before income taxes of $9.2 million in the six months ended July 30, 2006 that consisted of foreign income taxes and an increase of $12 thousand for accrued interest on income taxes payable.

10.	Commitments and Contingencies

Commitments

The Company leases its principal headquarters in Santa Clara, California, under a non-cancelable operating lease that expires in April 2010. The Company leases offices in Israel and India under operating leases that expire in September 2007 and December 2008, respectively. Future minimum lease payments under operating leases are as follows:

Fiscal Year
(in thousands)
2008*	$576
2009*	1,139
2010	1,100
2011	277
Thereafter	—

Total minimum lease payments	$3,092

*	Net of sublease income of $16,500 per month through October 31, 2008.

11.	Product Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified issues based on historical activity. The accrual and the related expense for known issues were not significant as of and for the six-month periods ended July 29, 2007 and July 30, 2006. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant for the six months ended July 29, 2007 and July 30, 2006.

12.	Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. We are required to adopt the provisions of SFAS No. 157 beginning with our fiscal quarter ending April 27, 2008. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We are required to adopt the provisions of SFAS No. 159 beginning with our fiscal quarter ending April 27, 2008, although earlier adoption is permitted. We are currently evaluating the impact that SFAS No. 159 will have on our consolidated financial position, results of operations and cash flows.

On January 29, 2007, we adopted FASB Interpretation No. 48, or FIN 48, Accounting for Uncertainty in Income Taxes, issued in July 2006. FIN 48 applies to all tax positions related to income taxes subject to FASB Statement of Financial Accounting Standards No. 109, or SFAS No. 109, Accounting for Income Taxes. Under FIN 48 we recognize the benefit from a tax position only if it is more-likely-than-not that the position would be sustained upon audit based solely on the technical merits of the tax position. The cumulative effect of adoption of FIN 48 did not result in a material adjustment to our tax liability for unrecognized income tax benefits. Our policy to include interest and penalties related to unrecognized tax benefits as a component of income tax expense did not change as a result of implementing the FIN 48. Please refer to Note 9 of these Notes to Condensed Consolidated Financial Statements for additional information.

13.	Subsequent Event

On September 17, 2007, the Company announced that it would postpone the filing of its Quarterly Report on Form 10-Q for the quarter ended July 29, 2007 until completion of an independent review initiated by the Company’s Audit Committee relating to the terms of the Company’s agreements with its customers and the timing of revenue recognition. The review has been completed. Please see Part 1. Item 4 “Controls and Procedures” for further discussion.

On September 18, 2007, NeoMagic Corporation (the “Company”) received a Nasdaq Staff Determination notice from the Nasdaq Stock Market stating that the Company was not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because the Company had not yet filed its Quarterly Report on Form 10-Q for the quarter ended July 29, 2007. Therefore, the Company’s securities are subject to potential delisting.

The Company participated in a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) on November 1, 2007 to review the Staff Determination. The hearing stays the delisting until the Panel has rendered a decision. While the Company believes that by filing this Quarterly Report on Form 10-Q it will be in compliance with Nasdaq’s Marketplace Rule 4310(c)(14), the Company cannot assure you that the Panel will grant the Company’s request for continued listing.

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

Since April 2002, we have been working with The Consortium for Technology Licensing Ltd. to explore opportunities to license or sell our patents. During that time we have successfully licensed patents to one party and sold patents to two parties. As of July 29, 2007, we were in discussions with multiple companies that we believe have infringed on our embedded DRAM patents. The objective of our patent licensing activity is to enter into patent licensing agreements with companies that have infringed or are expected to infringe on our patents. In addition, we may decide to license or sell certain additional patents in the future. There was no licensing revenue in the first six months of fiscal 2008 and fiscal 2007.

In the second quarter of fiscal 2008 we completed a warrant exchange offer in which amended warrants would no longer be able to be cash exercised. Since warrant holders cannot make or execute a cash exercise of the amended warrants, we will not be required to register the shares issued upon exercise of the amended warrants under any circumstances. Accordingly, the amended warrants will no longer be classified as a liability under EITF 00-19 and were reclassified as equity. A total of 96% of all outstanding 2006 Warrants were amended, representing 1,200,000 shares of the 1,250,000 shares subject to warrants that had been available for amendment. One investor holding a warrant to purchase 50,000 shares chose not to participate. These warrants were revalued on July 27, 2007, the date the warrant exchange offer was completed, and we recognized a loss on the change in fair value on revaluation of warrant liability of $248,000. The fair value of the 2006 Warrants was estimated to be $3.1 million. The $3.0 million value of the amended 2006 Warrants was reclassified to equity as of July 29, 2007 and the $0.1 million value of the 2006 Warrants that were not amended remained on our balance sheet as a liability as of July 29, 2007.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate in the circumstances. However, actual future results may vary from our estimates.

We believe that the following accounting policies are “critical” as defined by the SEC, in that they are both highly important to the portrayal of our financial condition and results, and require difficult management judgments and assumptions about matters that are inherently uncertain:

1.	revenue recognition;

2.	inventory valuation;

3.	deferred taxes and tax accruals; and

4.	fair value of equity instruments.

There have been no significant changes to these policies from the disclosures noted in our Annual Report on Form 10-K for the fiscal year ended January 28, 2007.

Results of Operations

Revenue

Revenue was $151 thousand and $177 thousand for the three months ended July 29, 2007 and July 30, 2006, respectively. Revenue was $633 thousand and $263 thousand for the six months ended July 29, 2007 and July 30, 2006, respectively. Revenue for the three and six months ended July 29, 2007 and July 30, 2006, respectively, consisted entirely of product revenue. There was no licensing revenue in either the six months ended July 29, 2007 or in the six months ended July 30, 2006. The decrease in product revenue for the three months ended July 29, 2007 is primarily due to decreased sales of our discontinued 1110 and 1121 companion chip products partially offset by increased sales of our MiMagic 6+ applications processor. In addition, a product shipment of approximately $1.3 million made in July 2007 was not recognized as revenue in the second quarter of fiscal 2008 as the transaction did not satisfy the revenue recognition criterion that collection of the proceeds is reasonably assured. We will not recognize revenue on this shipment unless cash is collected. The increase in product revenue for the six months ended July 29, 2007 is primarily due to increased sales of our MiMagic 6+ application processors used in mobile phone and mobile television applications.

Product sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based original equipment manufacturers) accounted for 85% and 32% of product revenue in the three months ended July 29, 2007 and July 30, 2006, respectively. During the quarter ended July 29, 2007, 76% of our revenue resulted from the sale of our MiMagic 6+ to one customer in Sweden for a mobile phone. As a result, the sales percentage to customers located outside of the U.S. increased. During the quarter ended July 30, 2006, 63% of our revenues resulted from the sale of our 1110 companion chip product to Premier Components Distribution, a U.S. distributor. The 1110 companion chip product has been discontinued and no significant sales of this product are expected in the future. Once customer programs start production, we anticipate that they will continue; however, our customer base can shift significantly from period to period as customer programs end and new programs do not always replace ending programs. In addition, new customers are added from period to period. Sales to customers located outside the United States accounted for 94% and 51% of product revenue in the six months ended July 29, 2007 and July 30, 2006, respectively. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area:

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Sweden	76%	6%	27%	4%
Korea	7%	3%	61%	2%
United States	15%	68%	6%	49%
Taiwan	0%	5%	0%	15%
Singapore	2%	0%	0%	9%
England	0%	18%	1%	21%
Malaysia	0%	0%	5%	0%

	100%	100%	100%	100%

The following customers accounted for more than 10% of product revenue.

	Three Months Ended		Six Months Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Neonode AB	76%	*	26%	*
Sejin Electron Inc.	*	*	46%	*
Edom Technology Co.**	*	*	*	16%
Premier Microelectronics Europe LTD**	*	18%	*	21%
Premier Components Distribution**	*	63%	*	46%

*	represents less than 10% of product revenue

**	customer is a distributor

In September 2007, we announced that our audit committee had initiated an independent review relating to the terms of our agreements with our customers and the timing of revenue recognition. The review has been completed. Please see Part 1. Item 4 “Controls and Procedures” for further discussion.

Gross Profit

Gross loss was $85 thousand for the three months ended July 29, 2007 as compared to a gross profit of $62 thousand for the three months ended July 30, 2006. Gross profit was $53 thousand and $62 thousand for the six months ended July 29, 2007 and July 30, 2006, respectively. The decline in gross profit for the three months ended July 29, 2007 was driven by a reduction in shipments of higher margin 1110 companion chips in the three months ended July 29, 2007. The decline in gross profit for the six months ended July 29, 2007 was driven by a reduction in shipments of higher margin 1110 companion chips in the six months ended July 29, 2007 partially offset by the increased revenue resulting from increased sales of our MiMagic 6+ application processor. The gross profit for the three and six months ended July 29, 2007 was favorably impacted by the sale of inventory previously written off totaling $43 thousand and $68 thousand, respectively. The gross profit for the three and six months ended July 30, 2006 was favorably impacted by the sale of inventory previously written off totaling $16 thousand and $38 thousand, respectively.

Research and Development Expenses

Research and development expenses are primarily directed to development for the mobile television, wireless IP camera, and multimedia enriched GPS navigation markets. Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $3.0 million and $3.8 million for the three months ended July 29, 2007 and July 30, 2006, respectively. Research and development expenses were $5.9 million and $7.1 million for the six months ended July 29, 2007 and July 30, 2006, respectively. These expenses include stock-based compensation of $250 thousand and $231 thousand for the three months ended July 29, 2007 and July 30, 2006, respectively, and $486 thousand and $432 thousand for the six months ended July 29, 2007 and July 30, 2006, respectively. The decrease of $0.8 million for the three months ended July 29, 2007 is primarily related to decreased mask and acquired technology costs of $0.4 million, decreased depreciation of $0.1 million, decreased software licensing and maintenance costs of $0.1 million and decreased labor costs of $0.1 million. The decrease of $1.2 million for the six months ended July 29, 2007 is primarily related to decreased mask and acquired technology costs of $0.6 million, decreased labor costs of $0.4 million, decreased software licensing and maintenance costs of $0.1 million and decreased depreciation of $0.1 million.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.7 million and $1.7 million for the three months ended July 29, 2007 and July 30, 2006, respectively. Sales, general and administrative expenses were $3.2 million and $3.6 million for the six months ended July 29, 2007 and July 30, 2006, respectively. These expenses include stock-based compensation of $213 thousand and $136 thousand for the three months ended July 29, 2007 and July 30, 2006, respectively, and $425 thousand and $244 thousand for the six months ended July 29, 2007 and July 30, 2006, respectively. Sales, general and administrative expenses did not fluctuate significantly in the three months ended July 29, 2007. The decrease of $0.4 million for the six months ended July 29, 2007 is primarily related to decreased labor costs of $0.3 million and decreased professional service costs of $0.2 million, partially offset by increased stock-based compensation expense. Due to the costs of the independent investigation mentioned above, we expect our sales, general and administrative expenses for the third quarter of fiscal 2008 to be considerably higher than prior periods.

Gain on Sale of Patents

In the second quarter of fiscal 2007, NeoMagic completed the sale of four of our patents to Samsung Electronics Co. Ltd. for $1.4 million pursuant to a patent purchase agreement. After payment of expenses related to the negotiation of the patent sale agreement, the Company received approximately $1.0 million in net proceeds from the sale. The Company has no on-going obligations under the patent sale agreement. There were no patent sales in the first half of fiscal 2008.

The patents sold in the second quarter of fiscal 2007 do not relate to products NeoMagic currently sells or plans to sell. NeoMagic retains a worldwide, non-exclusive license under the patents sold.

The patent sales do not include several of NeoMagic’s patents covering embedded DRAM technology or any of the unique array processing technology used in NeoMagic’s MiMagic 6+ product. During the patent sales negotiations, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York, a company whose CEO served on the board of directors of NeoMagic until December 2004. On March 28, 2005, NeoMagic entered into an amended and restated Patent Licensing Agreement with the Consortium for Technology Licensing, Ltd. governing the relationship between the two parties.

Stock-Based Compensation

Stock-based compensation expense was $468 thousand and $373 thousand for the three months ended July 29, 2007 and July 30, 2006, respectively. Stock-based compensation expense was $921 thousand and $685 thousand for the six months ended July 29, 2007 and July 30, 2006, respectively. Stock-based compensation expense recorded in cost of revenues, research and development expenses and sales, general and administrative expenses for the three and six months ended July 29, 2007 and July 30, 2006 is the amortization of the fair value of share-based payments made to employees and members of our board of directors in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123(R) on the first day of fiscal 2007 (See Note 2). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.

Interest Income and Other

We earn interest on our cash equivalents and short-term investments. Interest income and other was $212 thousand and $234 thousand for the three months ended July 29, 2007 and July 30, 2006, respectively. Interest income and other was $405 thousand and $504 thousand for the six months ended July 29, 2007 and July 30, 2006, respectively. The decrease for the three and six months ended July 30, 2006 in interest income and other is primarily due to lower average cash and short-term investment balances partially offset by increased interest rates.

Interest Expense

Interest expense was $17 thousand and $29 thousand for the three months ended July 29, 2007 and July 30, 2006, respectively. Interest expense was $41 thousand and $66 thousand for the six months ended July 29, 2007 and July 30, 2006, respectively. Interest expense recorded in the three and six months ended July 29, 2007 and July 30, 2006, respectively, represents interest on our capital leases (See Note 7). Interest expense decreased for both the three and six months ended July 29, 2007 due to declining principal balances.

Gain (Loss) from Change in Fair Value of Warrant Liability

The Company recorded a loss of $248 thousand and a gain of $743 thousand for the three and six months ended July 29, 2007, respectively, for the change in fair value on revaluation of its warrant liability associated with its December 6, 2006 issuance of common stock and warrants. The Company is required to revalue the 2006 Warrants at the end of each reporting period with the change in value reported in the statement of operations as a “gain (loss) from change in fair value of warrant liability” in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model (See Note 8).

Income Taxes

The income tax benefit was $472 thousand and the income tax expense was $14 thousand for the three months ended July 29, 2007 and July 30, 2006, respectively. The income tax benefit was $451 thousand and the income tax expense was $30 thousand for the six months ended July 29, 2007 and July 30, 2006, respectively. We recorded a tax benefit of $472 thousand on a loss before income taxes of $4.8 million in the three months ended July 29, 2007 that consisted of foreign income taxes, an increase of $1 thousand for accrued interest on income taxes payable and a reduction in income tax payable of $481 thousand for the settlement of an income tax assessment by the State of Texas. We recorded a tax benefit of $451 thousand on a loss before income taxes of $8.0 million in the six months ended July 29, 2007 that consisted of foreign income taxes, an increase of $15 thousand for accrued interest on income taxes payable and a reduction in income tax payable of $481 thousand for the settlement of an income tax assessment by the State of Texas. We recorded a tax provision of $14 thousand on a loss before income taxes of $4.2 million in the three months ended July 30, 2006 that consisted of foreign income taxes and an increase of $6 thousand for accrued interest on income taxes payable. We recorded a tax provision of $30 thousand on a loss before income taxes of $9.2 million in the six months ended July 30, 2006 that consisted of foreign income taxes and an increase of $12 thousand for accrued interest on income taxes payable.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased $9.2 million in the six months ended July 29, 2007 to $11.3 million from $20.5 million at January 28, 2007 as the Company continues to experience negative cash flow in operating, investing and financing activities. In addition, we currently estimate that we have incurred expenses of approximately $0.4 million related to the independent investigation discussed above, which was completed in late October 2007, and we expect to incur additional expenses related to the remediation of the material weakness that was identified. These expenses will cause a drain on cash resources during the third and fourth quarters of fiscal 2008.

We believe our current cash, cash equivalents and short-term investments will satisfy our projected cash requirements through the end of fiscal 2008. However, we expect we will need to raise additional capital to fund future operating activities beyond January 2008. The adequacy of our resources will depend largely on our ability to complete additional financing and our success in achieving profitable operations and positive operating cash flows. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If we experience a material shortfall versus our plan, we expect to take appropriate actions to maximize the value of the Company. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all.

Net cash used in operating activities for the six months ended July 29, 2007 was $8.6 million, compared to $9.9 million for the six months ended July 30, 2006. The cash used in operating activities for the six months ended July 29, 2007 was primarily due to the net loss of $7.6 million, the gain from the change in fair value of the warrant liability of $0.7 million and an increase in inventory of $1.7 million, partially offset by non-cash stock-based compensation of $0.9 million and non-cash depreciation of $0.7 million. Approximately $0.9 million of the increase in inventory was due to the deferral of costs that have been classified as inventory related to a product shipment of approximately $1.3 million made in July 2007 that was not recognized as revenue in the second quarter of fiscal 2008 as the transaction did not satisfy the revenue recognition criterion that collection of the proceeds is reasonably assured. In addition, the inventory increase is also due to the build up of MiMagic 6+ inventory in advance of expected orders. The cash used in operating activities for the six months ended July 30, 2006 was primarily due to the net loss of $9.2 million, the $1.0 million gain on the sale of patents, an increase in inventory of $0.6 million and a decrease in accounts payable of $0.8 million partially offset by non-cash depreciation of $0.8 million and non-cash stock-based compensation of $0.7 million.

Net cash used in investing activities for the six months ended July 29, 2007, was $3.1 million, compared to $1.5 million for the six months ended July 30, 2006. Net cash used in investing activities for the six months ended July 29, 2007 related to net purchases of short-term investments of $3.0 million and purchases of property, plant and equipment of $0.1 million. Net cash used in investing activities for the six months ended July 30, 2006 was primarily due to net purchases of short-term investments of $2.5 million partially offset by proceeds from the sale of patents of $1.0 million.

Net cash used in financing activities was $0.5 million for the six months ended July 29, 2007, compared to $0.7 million for the six months ended July 30, 2006. The net cash used in financing activities for the six months ended July 29, 2007 was due to payments on capital lease obligations of $0.7 million partially offset by proceeds from the issuance of common stock under employee stock plans of $0.3 million. The net cash used in financing activities for the six months ended July 30, 2006 was due to payments on capital lease obligations of $0.9 million partially offset by proceeds from the issuance of common stock under employee stock plans of $0.3 million.

Our lease for our headquarters in Santa Clara, California expires in April 2010. We lease offices in Israel and India under operating leases that expire in September 2007 and in December 2008, respectively. In December 2006, we amended a sublease agreement to extend the term for the sub-lease of 10,000 square feet of our Santa Clara facility to a third party through October 31, 2008 and increase the monthly rent from $12,000 to $16,500 per month.

We lease software licenses under capital leases. See Note 7, Obligations under Capital Leases, in the condensed consolidated financial statements for additional information.

Contractual Obligations

The following summarizes the Company’s contractual obligations at July 29, 2007, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$576	$1,139	$1,100	$277	$—	$—	$3,092
Capital leases	177	354	354	—	—	—	885
Non-cancelable purchase orders	1,191	—	—	—	—	—	1,191

Total contractual cash obligations	$1,944	$1,493	$1,454	$277	$—	$—	$5,168

Off-Balance Sheet Arrangements

As of July 29, 2007, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

Please refer to Note 12 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s cash, cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of July 29, 2007, the Company’s cash, cash equivalents and short-term investments earned interest at an average rate of 5.2%. Due to the short-term nature of the Company’s investment portfolio, our operating results and cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at July 29, 2007, with consistent cash balances, interest income would be adversely affected by approximately $15,000 per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act because of the material weakness described below. Notwithstanding the existence of this material weakness, our management believes, including our Chief Executive Officer and Chief Financial Officer, that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the second quarter of fiscal 2008 financial reporting process, our independent registered public accounting firm reported that, based upon the results of their quarterly review procedures, they requested that the Audit Committee conduct an independent investigation to evaluate more closely the contractual terms and conditions of certain sales transactions and the timing of revenue recognition relative to a shipment made to a customer. The Audit Committee conducted an independent investigation, which revealed certain information was not previously available to senior management that would have modified senior management’s initial determination of revenue recognition for the shipment. As a result of this investigation, we determined that we had a material weakness related to controls over our process of determining revenue recognition as well as adherence to the Company’s code of ethics policy. These control deficiencies could result in a misstatement of revenue that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have concluded that these control deficienies constitute a material weakness.

The Company is in the process of designing and implementing improvements in its internal control over financial reporting to address the material weakness described above. These actions include providing supplemental revenue recognition training to relevant personnel, providing annual training on our code of ethics policy as well as training on our sub-certification process. In addition, the Company will implement improvements to our sales quote approval, sales order acknowledgement and invoicing processes, and to enhance our records retention procedures related to electronic documents.

Other than described above, during the second quarter of fiscal 2008, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls

The effectiveness of any system of internal control over financial reporting is subject to inherent limitations, including the risk of exercise of judgment in designing, implementing, operating, and evaluating the controls and procedures, and the inability to eliminate the risk of misconduct completely. Accordingly, any system of internal control over financial reporting can only provide reasonable, not absolute, assurances. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. We intend to continue to monitor and upgrade our internal controls as necessary or appropriate for our business, but we cannot assure that such improvements will be sufficient to provide us with effective internal control over financial reporting.

Item 4T.	Controls and Procedures

The disclosure contained under Part I Item 4 hereof is hereby incorporated by reference into this Part I Item 4T.

Part II. Other Information

Item 1A.	Risk Factors

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

Potential Nasdaq Stock Market Delisting

On September 18, 2007, we received a Nasdaq Staff Determination notice from the Nasdaq Stock Market stating we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because we had not yet filed our Quarterly Report on Form 10-Q for the quarter ended July 29, 2007. Therefore, our securities are subject to potential delisting.

We participated in a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) on November 1, 2007 to review the Staff Determination. The hearing stays the delisting until the Panel has rendered a decision. While we believe that by filing this Quarterly Report on Form 10-Q we will be in compliance with Nasdaq’s Marketplace Rule 4310(c)(14), we cannot assure you that the Panel will grant our request for continued listing.

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

A Lack of Effective Internal Control Over Financial Reporting Could Result in an Inability to Accurately Report Our Financial Results

Effective internal controls are necessary for us to provide reliable financial reports. If we do not provide reliable financial reports or prevent fraud, we will be subject to potential liability and may have to incur expenses to defend the Company against governmental proceedings or private litigation and/or to pay fines or damages. Such proceedings would also require significant management time and would distract management from focusing on the business. Failing to provide reliable financial reports would also cause loss of reputation in the investor community and would likely result in a decrease in our stock price.

In connection with our management’s evaluation of our internal control over financial reporting as of July 29, 2007, management identified control deficiencies that constituted a material weakness. As more fully described in Part 1 Item 4 of this Quarterly Report on Form 10-Q, as of July 29, 2007, our management concluded that we did not maintain effective controls over our revenue recognition processes. These control deficiencies resulted in a material adjustment recorded by us to the financial statements for the second quarter of fiscal 2008. As a result of the material weakness identified, our management concluded that our internal control over financial reporting was not effective as of July 29, 2007. See Part 1 Item 4 of this Quarterly Report on Form 10-Q.

A failure to implement and maintain effective internal control over financial reporting, including a failure to implement effective corrective actions to address the control deficiency identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

We have a Limited Customer Base

One customer accounted for 76% of product revenue for the three months ended July 29, 2007. Two customers accounted for 63% and 18%, respectively, of product revenue for the three months ended July 30, 2006. Two customers accounted for 46% and 26%, respectively, of product revenue for the six months ended July 29, 2007. Three customers accounted for 46%, 21% and 16%, respectively, of product revenue in the six months ended July 30, 2006. In addition, one licensee accounted for 100% of our licensing revenue in fiscal 2006. There was no licensing revenue in fiscal 2007 or in the six months ended July 29, 2007. We expect that a small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future. Furthermore, the majority of our sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by one or more customers deciding to stop using our products, or by a decline in the number of handheld devices sold by one or more of our customers.

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

Some of our current and potential competitors operate their own manufacturing facilities. Since we do not operate our own manufacturing facility and may from time-to-time make binding commitments to purchase products (binding purchase orders totaling $1,191,000 were outstanding as of July 29, 2007), we may not be able to reduce our costs and cycle time or adjust our production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on our results of operations. In addition, if production levels increase the value of binding purchase orders may increase significantly.

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

We Depend on Qualified Personnel

Our future success depends in part on the continued service of our key engineering, sales, marketing, manufacturing, finance and executive personnel, and our ability to identify, hire and retain additional personnel to serve potential customers in our targeted markets. There is strong competition for qualified personnel in the semiconductor industry, and we cannot assure you that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. We have experienced the loss of personnel both through headcount reductions and attrition. In the past two years we have lost some of our executive management, including Jeffery Blanc (Vice President, Worldwide Sales) and Scott Sullinger (CFO). Steve Berry joined NeoMagic on August 6, 2007 as CFO.

All our executive officers are employees “at will”. We have an employment contract with Douglas R. Young, our chief executive officer and Steve Berry, our chief financial officer, which allow us to terminate their employment at any time but requires us to make severance payments depending upon the circumstances surrounding his termination of employment. We do not maintain key person insurance on any of our personnel. If we are not able to maintain key personnel, if our headcount is not appropriate for our future direction, or if we fail to recruit key personnel critical to our future direction in a timely manner, this may have a material adverse effect on our business, financial condition and results of operations.

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

We May Encounter Inventory Excess or Shortage

To have product inventory to meet potential customer purchase orders, we place purchase orders for wafers from our manufacturer in advance of having firm purchase orders from our customers. We had binding orders for wafers totaling $1,191,000 outstanding as of July 29, 2007. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time to time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2007 of

$12,000, in fiscal 2006 of $0.2 million and in fiscal 2005 of $0.4 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations. A product shipment of approximately $1.3 million made in July 2007 was not recognized as revenue in the second quarter of fiscal 2008 as the transaction did not satisfy the revenue recognition criterion that collection of the proceeds is reasonably assured. If the customer fails to pay, we may have excess inventory depending on customer demand.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of July 29, 2007, we had been issued and hold 28 patents. These 28 issued patents are scheduled to expire between June 2014 and November 2024. In June 2006, we sold 4 patents to Samsung Electronics Co. Ltd. for net proceeds of $1.0 million. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include several of our important patents covering embedded DRAM technology nor any of the unique array processing technology used in our MiMagic 6+ and NeoMobileTV products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 77%, 60% and 91% of our product revenue for fiscal 2007, 2006, and 2005, respectively, 85% and 94% of our product revenue for the three and six months ended July 29, 2007, respectively, and 32% and 51% of our product revenue for the three and six months ended July 30, 2006, respectively. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our foreign sales. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Our Financial Results Could Be Affected by Changes in Accounting Principles

Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, FASB issued SFAS 123(R), “Share-Based Payment,” which replaces SFAS 123 and supersedes APB 25. As required, we adopted SFAS 123(R) in our first quarter of fiscal 2007. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 is no longer an acceptable alternative to recognition of expense in the financial statements. The adoption of SFAS 123(R) increased the amount of loss that we reported for fiscal 2007 and the first two quarters of fiscal 2008.

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

Item 4.	Submission of Matters to a Vote of Security Holders

The 2007 Annual Meeting of Stockholders was held on July 12, 2007. Of the 12,304,648 shares outstanding as of May 25, 2007 (the record date), 11,375,783 shares (92%) were present or represented by proxy at the meeting. The matters voted upon at the meeting and results of the voting with respect to those matters were as follows:

1)	Election of Directors

	Votes For	Withheld
Douglas R. Young	11,197,384	178,399
Anil Gupta	11,166,098	209,685
Brett Moyer	11,245,877	129,906
Carl Stork	11,170,599	205,184
Steve Valenzuela	11,170,454	205,329
Syed Zaidi	11,243,474	132,309

2)	Proposal to ratify the appointment of Stonefield Josephson, Inc. as the Company’s independent registered public accounting firm for the fiscal year ending January 27, 2008.

Votes For	Against	Abstain	Broker non-votes
11,206,189	129,000	40,594	0

2)	Proposal to increase the number of shares available for issuance under the Company’s 2006 Employee stock Purchase Plan by 100,000.

Votes For	Against	Abstain	Broker non-votes
3,856,992	307,279	6,656	7,204,856

3)	Proposal to increase the number of shares available for issuance under the Company’s 2003 Stock Plan by 500,000.

Votes For	Against	Abstain	Broker non-votes
3,068,165	1,095,866	6,896	7,204,856

Item 6.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

3.1	(10)	Amended and Restated Certificate of Incorporation.

3.2	(17)	Bylaws, as amended through April 6, 2007.

4.1	(5)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2	(8)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3	(18)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.

4.4	(7)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5	(7)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.6	(7)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.7	(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.8	(7)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.9	(11)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.10	(11)	Warrant to Registration Rights Agreement dated December 13, 2005.

4.11	(16)	Form of Warrant originally issued December 6, 2006.

4.12	(19)	Form of Amendment to Warrant, dated July 27, 2007.

10.1	(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2	(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3	(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4	(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5	(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6	(12)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7		2003 Stock Option Plan, as amended July 12, 2007.

10.8	(4)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9	(8)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10	(8)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11	(8)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12	(9)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13	(10)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14	(11)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15	(12)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

10.16	(13)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.

10.17	(13)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.

10.18		2006 Employee Stock Purchase Plan, as amended July 12, 2007.

10.19	(15)	Form of Bonus Agreement.

10.20	(15)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

10.21	(16)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.

10.22		Employment Agreement dated June 7, 2007 between NeoMagic Corporation and Steven P. Berry.

10.23	(20)	Description of oral consulting agreement with Steven P. Berry.

10.24	(21)	Description of oral bonus agreement.

31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the period ended October 26, 1997.

(3)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 27, 2002.

(4)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed December 23, 2002.

(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 23, 2002.

(6)	Incorporated by reference to an exhibit to the Company’s S-8 registration statement filed September 22, 2003.

(7)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 20, 2004.

(8)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed August 23, 2004.

(9)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 31, 2005.

(10)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.

(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.

(12)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 19, 2006.

(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 4, 2006.

(14)	Incorporated by reference to the Company’s definitive proxy statement file pursuant to section 14A of the Securities Exchange Act of 1934 on May 26, 2006.

(15)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 30, 2006.

(16)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.

(17)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.

(18)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed April 12, 2007.

(19)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.

(20)	Incorporated by reference to the Company’s Form 8-K filed June 13, 2007.

(21)	Incorporated by reference to the Company’s Form 8-K filed June 15, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ Steven P. Berry
STEVEN P. BERRY
V.P. Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

November 9, 2007

EXHIBIT INDEX

3.1	(10)	Amended and Restated Certificate of Incorporation.

3.2	(17)	Bylaws, as amended through April 6, 2007.

4.1	(5)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2	(8)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3	(18)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.

4.4	(7)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5	(7)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.6	(7)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.7	(4)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.8	(7)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.9	(11)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.10	(11)	Warrant to Registration Rights Agreement dated December 13, 2005.

4.11	(16)	Form of Warrant originally issued December 6, 2006.

4.12	(19)	Form of Amendment to Warrant, dated July 27, 2007.

10.1	(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2	(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3	(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4	(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5	(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6	(12)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7		2003 Stock Option Plan, as amended July 12, 2007.

10.8	(4)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9	(8)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10	(8)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11	(8)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12	(9)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13	(10)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14	(11)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15	(12)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

10.16	(13)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.

10.17	(13)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.

10.18		2006 Employee Stock Purchase Plan, as amended July 12, 2007.

10.19	(15)	Form of Bonus Agreement.

10.20	(15)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

10.21	(16)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.

10.22		Employment Agreement dated June 7, 2007 between NeoMagic Corporation and Steven P. Berry.

10.23	(20)	Description of oral consulting agreement with Steven P. Berry.

10.24	(21)	Description of oral bonus agreement.

31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the period ended October 26, 1997.

(3)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 27, 2002.

(4)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed December 23, 2002.

(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 23, 2002.

(6)	Incorporated by reference to an exhibit to the Company’s S-8 registration statement filed September 22, 2003.

(7)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 20, 2004.

(8)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed August 23, 2004.

(9)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 31, 2005.

(10)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.

(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.

(12)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 19, 2006.

(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 4, 2006.

(14)	Incorporated by reference to the Company’s definitive proxy statement file pursuant to section 14A of the Securities Exchange Act of 1934 on May 26, 2006.

(15)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 30, 2006.

(16)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.

(17)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.

(18)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed April 12, 2007.

(19)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.

(20)	Incorporated by reference to the Company’s Form 8-K filed June 13, 2007.

(21)	Incorporated by reference to the Company’s Form 8-K filed June 15, 2007.