Form 10-Q
period 2007-10-28
NEOMAGIC CORP
filed 2007-12-07
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2007

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at December 3, 2007 was 12,386,068.

NEOMAGIC CORPORATION

FORM 10-Q

Part I. Financial Information

Item 1.	Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net revenue	$620	$192	$1,253	$455
Cost of revenue	383	197	963	398

Gross profit (loss)	237	(5)	290	57
Operating expenses:
Research and development	2,945	3,171	8,890	10,286
Sales, general and administrative	2,037	1,236	5,285	4,882
Gain on sale of patents, net	—	—	—	(1,044)

Total operating expenses	4,982	4,407	14,175	14,124

Loss from operations	(4,745)	(4,412)	(13,885)	(14,067)
Other income (expense), net:
Interest income and other	57	180	462	684
Interest expense	(13)	(23)	(54)	(89)
Gain from change in fair value of warrant liability	15	—	758	—

Loss before income taxes	(4,686)	(4,255)	(12,719)	(13,472)
Income tax expense (benefit)	7	13	(444)	43

Net loss	$(4,693)	$(4,268)	$(12,275)	$(13,515)

Basic and diluted net loss per share	$(0.38)	$(0.44)	$(1.00)	$(1.41)
Weighted average common shares outstanding for basic and diluted	12,379	9,630	12,335	9,577

See accompanying notes to unaudited condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 28, 2007 (unaudited)	January 28, 2007
ASSETS
Current assets:
Cash and cash equivalents	$1,800	$16,468
Short-term investments	4,490	4,014
Accounts receivable, net	247	65
Inventory	4,081	1,068
Prepaid and other current assets	505	397

Total current assets	11,123	22,012
Property, plant and equipment, net	712	1,494
Long-term prepaid assets	94	162
Long-term investments	505	200
Other assets	242	222

Total assets	$12,676	$24,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,907	$1,662
Compensation and related benefits	1,320	1,017
Income taxes payable	544	1,112
Current portion of capital lease obligations	311	866
Warrant liability	109	3,853
Other accruals	514	100

Total current liabilities	4,705	8,610
Capital lease obligations	420	655
Other long-term liabilities	102	148

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock	39	39
Additional paid-in capital	121,484	116,850
Accumulated other comprehensive income (loss)	310	(2)
Accumulated deficit	(114,384)	(102,210)

Total stockholders’ equity	7,449	14,677

Total liabilities and stockholders’ equity	$12,676	$24,090

See accompanying notes to unaudited condensed consolidated financial statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended
	October 28, 2007	October 29, 2006
Operating activities:
Net loss	$(12,275)	$(13,515)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation	921	1,193
Gain on sale of patents	—	(1,044)
Gain from change in fair value of warrant liability	(758)	—
Stock based compensation	1,358	1,027
Reversal of provision for tax liability	(480)	—
Changes in operating assets and liabilities:
Accounts receivable	(182)	(45)
Inventory	(3,013)	(655)
Prepaid and other current assets	(108)	337
Other assets	48	29
Accounts payable	245	(767)
Compensation and related benefits	303	191
Income taxes payable	13	19
Other accruals	368	(184)

Net cash used in operating activities	(13,560)	(13,414)

Investing activities:
Purchases of property, plant, equipment and intangibles	(139)	(51)
Purchases of short-term investments	(4,459)	(2,491)
Maturities of short-term investments	3,990	270
Proceeds from sale of patents	—	1,044

Net cash used in investing activities	(608)	(1,228)

Financing activities:
Payments on capital lease obligations	(790)	(905)
Net proceeds from issuance of common stock	290	270

Net cash used in financing activities	(500)	(635)

Net decrease in cash and cash equivalents	(14,668)	(15,277)
Cash and cash equivalents at beginning of period	16,468	26,695

Cash and cash equivalents at end of period	$1,800	$11,418

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$54	$86
Taxes	$22	$23
Supplemental disclosure of non-cash financing activities:
Reclassification of warrant liability to equity for amended warrants (see Note 8)	$2,986	$—

See accompanying notes to condensed consolidated financial statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying condensed consolidated balance sheet as of January 28, 2007, which has been derived from audited financial statements, and the unaudited interim condensed consolidated financial statements as of October 28, 2007 have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively “NeoMagic” or the “Company”). All inter-company accounts and transactions have been eliminated. Certain information and footnote disclosures, normally included in financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted pursuant to such rules and regulations. In the opinion of management, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at October 28, 2007, the operating results for the three and nine months ended October 28, 2007 and October 29, 2006, and the cash flows for the nine months ended October 28, 2007 and October 29, 2006. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 28, 2007, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The Company believes its current cash, cash equivalents and short-term investments will satisfy its projected cash requirements through the end of fiscal 2008. However, the Company expects it will need to raise additional capital to fund future operating activities beyond January 2008. The adequacy of the Company’s resources will depend largely on its ability to complete additional financing, its ability to sell or license intellectual property and its success in achieving profitable operations and positive operating cash flows. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If the Company experiences a material shortfall versus its plan, it expects to take appropriate actions to maximize the value of the Company. The Company believes it can take actions to achieve further reductions in its operating expenses, if necessary. The Company also believes that it can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. The Company cannot assure you that additional financing will be available on acceptable terms or at all.

The results of operations for the three and nine months ended October 28, 2007 are not necessarily indicative of the results that may be expected for the year ending January 27, 2008.

The third quarters of fiscal 2008 and fiscal 2007 ended on October 28, 2007 and October 29, 2006, respectively. The Company’s quarters generally have 13 weeks. The first, second, and third quarters of fiscal 2008 and fiscal 2007 each had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2008 will have 52 weeks and fiscal 2007 had 52 weeks.

2.	Stock-Based Compensation

During the quarter ended October 28, 2007, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. Stock options for employees or new non-employee members of the Board of Directors generally vest over a four-year period, have a term of ten years from the issuance date, and an exercise price equal to the closing price on the Nasdaq Global Market of the common stock on the date of grant. Stock options issued to current non-employee members of the Board of Directors generally vest over a two-year period, have a term of ten years from the issuance date, and an exercise price equal to the closing price on the Nasdaq Global Market of the common stock on the date of grant. Generally, unvested options are forfeited thirty to ninety days from the date a Service Provider ceases to be an employee or director (as the case may be), or in the case of death or disability for a period of up to twelve months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At October 28, 2007, approximately 1,850,688 and 1,116,705 shares of the Company’s common stock were reserved for issuance under the 2003 Stock Option Plan and Amended 1998 Stock Option Plan, respectively. There are 93,401 shares of the Company’s common stock reserved for issuance pursuant to outstanding options under the 1993 Stock Option Plan, which expired in 2003. No new grants may be made under this plan.

The 2006 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock at a discount through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. A total of 336,545 shares of the Company’s common stock were reserved at October 28, 2007, for future issuance under the 2006 Employee Stock Purchase Plan.

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

As a result of adopting SFAS 123R, the Company recognized stock-based compensation expense for the three and nine months ended October 28, 2007 of $437 thousand and $1,358 thousand, respectively, which consisted of stock-based compensation expense related to Service Provider stock options and Employee Stock Purchase Plan of $366 thousand and $67 thousand, respectively, for the three months ended October 28, 2007 and $1,149 thousand and $196 thousand, respectively, for the nine months ended October 28, 2007. Stock-based compensation expense relating to consultants for the three and nine months ended October 28, 2007 was $4 thousand and $13 thousand, respectively. The Company recognized stock-based compensation expense for the three and nine months ended October 29, 2006 of $342 thousand and $1,027 thousand, respectively. Compensation expense related to stock-based compensation of Service Provider stock options for the three and nine months ended October 29, 2006 was $260 thousand and $748 thousand, respectively. Compensation expense related to stock-based compensation of Employee Stock Purchase Plan for the three and nine months ended October 29, 2006 was $79 thousand and $251 thousand, respectively. Stock-based compensation expense relating to consultants for the three and nine months ended October 29, 2006 was $3 thousand and $28 thousand, respectively. The impact on both basic and diluted earnings per share for the three and nine months ended October 28, 2007 was $(0.04) and $(0.11), respectively. The impact on both basic and diluted earnings per share for the three and nine months ended October 29, 2006 was $(0.04) and $(0.11), respectively.

Net cash proceeds from the sales of common stock under employee stock purchase and stock option plans for the nine months ended October 28, 2007 and October 29, 2006 were $290 thousand and $270 thousand, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the nine months ended October 28, 2007 and October 29, 2006, respectively. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Determining Fair Value

Valuation and amortization method – The Company estimates the fair value of options using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term for the three and nine months ended October 28, 2007 is based upon historical review. The Company believes that this method meets the requirements for SFAS 123(R). During first quarter of fiscal 2007, the Company applied the provisions of SAB 107 in its adoption of SFAS 123(R) by calculating the expected term as the average of the vesting period and original contractual term. This method could be used until December 31, 2007 for “plain-vanilla” share options. The Company believes that this method met the requirements for SFAS 123(R) for its first quarter of fiscal 2007.

Expected Volatility – The Company’s expected volatility for the three and nine months ended October 28, 2007 was computed based on the Company’s historical stock price volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

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

Estimated Forfeiture – The estimated forfeiture rate for the three and nine months ended October 28, 2007 was based on an analysis of the Company’s historical forfeiture rates. The estimated average forfeiture rate for the three and nine months ended October 28, 2007 was 27.79% and 20.76%, respectively. The estimated average forfeiture rate for the three and nine months ended October 29, 2006 was 47.61% and 33.24%, respectively, based on historical forfeiture experience.

In the three and nine months ended October 28, 2007 and October 29, 2006, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:

	Option Plans				Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Risk-free interest rates	4.1%	4.7%	4.4%	5.1%	4.9%	3.5%	5.0%	3.7%
Volatility	0.97	1.12	0.98	1.00	0.84	0.87	0.93	1.05
Expected life of option in years	4.00	2.70	4.10	4.64	1.6	1.34	1.7	0.93

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the accompanying Condensed Consolidated Statement of Operations for the three and nine months ended October 28, 2007 and October 29, 2006.

	Three Months Ended		Nine Months Ended
(in thousands)	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Cost of revenue	$7	$5	$17	$14
Research and development	223	209	709	641
Sales, general and administrative	207	128	632	372
Income tax benefit	—	—	—	—

Total	$437	$342	$1,358	$1,027

For the nine months ended October 28, 2007 and October 29, 2006, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $2.3 million and $0.7 million, respectively, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 2.84 years and 3.37 years for the nine months ended October 28, 2007 and October 29, 2006, respectively, for stock options and will be adjusted, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

For the nine months ended October 28, 2007 and October 29, 2006, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $598 thousand and $256 thousand, respectively This cost will be recognized on a straight-line basis over a weighted-average period of approximately 1.75 years and 1.5 years, respectively, for the nine months ended October 28, 2007 and October 29, 2006.

Stock Options and Awards Activities

The following is a summary of the Company’s stock option activity under the stock option plans as of October 28, 2007 and related information:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 28, 2007	2,256,573	$6.73
Granted	380,530	$3.83
Exercised	(59,199)	$1.67
Forfeitures and cancellations	(329,040)	$6.75

Outstanding at October 28, 2007	2,248,864	$6.37	5.96	$580,984
Vested and Expected to Vest at October 28, 2007	1,751,703	$6.81	5.86	$477,751
Exercisable at October 28, 2007	1,039,587	$8.17	5.44	$345,473

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $3.52 per share at October 28, 2007, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of October 28, 2007 was approximately 260 thousand shares. The aggregate intrinsic value of options exercised during the three and nine months ended October 28, 2007 was $37 thousand and $116 thousand, respectively.

The exercise prices per share for options outstanding and exercisable as of October 28, 2007 and their weighted average remaining contractual lives were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(per share)	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$1.35 – 2.94	412	7.24	$2.14	249	$2.14
$2.95 – 4.45	408	8.80	$3.82	37	$3.94
$4.46 – 6.50	433	4.50	$4.98	219	$5.07
$6.51 – 10.45	611	4.91	$6.60	150	$6.72
$10.46 – 20.00	362	4.84	$14.30	362	$14.30
$20.01 and over	23	6.09	$22.43	23	$22.43

	2,249	5.96	$6.37	1,040	$8.17

3.	Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

Per share information calculated on this basis is as follows:

	Three Months Ended		Nine Months Ended
(in thousands, except per share amounts)	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Numerator:
Net loss	$(4,693)	$(4,268)	$(12,275)	$(13,515)
Denominator:
Denominator for basic and diluted loss per share - weighted average shares outstanding	12,379	9,630	12,335	9,577
Basic and diluted loss per share	$(0.38)	$(0.44)	$(1.00)	$(1.41)

For the three and nine-month periods ended October 28, 2007 and October 29, 2006, basic loss per share equals diluted loss per share due to the net loss for those periods. During the three months ended October 28, 2007 and October 29, 2006, the Company excluded options and warrants to purchase 4,083,240 and 2,406,478 shares of common stock, respectively, because the effect would be anti-dilutive. During the nine months ended October 28, 2007 and October 29, 2006, the Company excluded options and warrants to purchase 4,165,061 and 2,213,415 shares of common stock, respectively, because the effect would be anti-dilutive.

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

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of October 28, 2007 and January 28, 2007, and consists of the following (in thousands):

October 28, 2007 (in thousands) (unaudited)	Cost	Gross Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents:
Money market funds	$1,072	$—	$1,072
Bank accounts	728	—	728

Total	$1,800	$—	$1,800

Short-term investments:
Corporate notes	$997	$—	$997
Medium term notes	995	—	995
U.S. Government agencies	2,493	5	2,498

Total	$4,485	$5	$4,490

Other investments:

Equity securities	$200	$305	$505

Total	$200	$305	$505

January 28, 2007 (in thousands)	Cost	Gross Unrealized Loss	Fair Value
Cash and cash equivalents:
Money market funds	$107	$—	$107
Commercial paper	14,562	—	14,562
Bank accounts	1,799	—	1,799

Total	$16,468	$—	$16,468

Short-term investments:
Certificate of deposit	$1,505	$(1)	$1,504
Commercial paper	987	—	987
U.S. Government agencies	1,524	(1)	1,523

Total	$4,016	$(2)	$4,014

Investment in Marketable Securities

In January 2006, the Company made a $200 thousand minority equity investment in Neonode, Inc. (“Neonode”), a privately held mobile telephone company. In August 2007, the merger of Neonode with a subsidiary of SBE, Inc. (“SBE”) became effective. SBE has, effective upon the merger, changed its name to Neonode, Inc. and is publicly traded on the Nasdaq Stock Exchange (“NEON”). Upon the merger of SBE and Neonode, the Company’s investment converted into approximately 127,000 shares of Neonode common stock. The investment is classified as an available for sale security and had a fair value on October 28, 2007 of $505 thousand, which included a gross unrealized gain of $305 thousand.

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

Inventory consists of: (in thousands)	October 28, 2007	January 28, 2007
	(unaudited)
Raw materials	$2,221	$254
Work in process	445	239
Finished goods	1,415	575

Total	$4,081	$1,068

6.	Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders’ equity.

Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive income on available for sale securities. Net comprehensive loss for the three and nine months ended October 28, 2007 and October 29, 2006, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net loss, as reported	$(4,693)	$(4,268)	$(12,275)	$(13,515)
Net change in unrealized gain on available for sale securities	310	1	312	2

Net comprehensive loss	$(4,383)	$(4,267)	$(11,963)	$(13,513)

Total accumulated other comprehensive gain (loss) was $310 thousand at October 28, 2007 and $(2) thousand at January 28, 2007. Accumulated other comprehensive income (loss) consists entirely of unrealized gains losses on available-for-sale securities.

7.	Obligations under Capital Leases

In January 2007, the Company entered into a new capital lease to replace an expiring lease for software licenses used in the design of its semiconductor products. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized:

(in thousands)	October 28, 2007	January 28, 2007
	(unaudited)
Software under capital lease	$655	$4,899
Accumulated amortization	(182)	(3,625)

Net software under capital lease	$473	$1,274

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital lease consist of the following, as of October 28, 2007:

Fiscal Year
(in thousands)
2008 (remaining three months)	$88
2009	354
2010	354

Total minimum lease payments	796
Less: amount representing interest	(65)

Present value of net minimum lease payments	731
Less: current portion	(311)

Long-term portion	$420

8.	Warrant liability

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

The 2006 Warrants provide that each holder of a 2006 Warrant may exercise its 2006 Warrant for shares of Common Stock at an exercise price of $5.20 per share. As of October 28, 2007, no 2006 Warrant was exercisable for cash until one year after its initial issuance. The 2006 Warrants, however, became net exercisable on June 6, 2007. The 2006 Warrants provide for adjustments to the exercise price per share and number of shares for which the 2006 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions, reclassifications and, subject to a minimum price of $4.58 per share, dilutive issuances (i.e., price based anti-dilution adjustments).

The 2006 Warrants were initially classified as a liability in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). Although the 2006 Warrants provide that shares of common stock may be issued upon a cash exercise under a private placement exemption if the Primary S-3 is not effective, the staff of the SEC has advised the Company that the Company would be obligated to physically settle the contract only by delivering registered shares. Under EITF 00-19, if the Company must settle the contract by delivering registered shares, it is assumed that the Company will be required to net-cash settle the contract. As a result, the 2006 Warrants were initially required to be classified as a liability. The fair value of the 2006 Warrants was estimated to be $5.7 million at the date of issue using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.53%; no dividend yield; an expected life of 5 years; and a volatility factor of 94.9%. The Company is required to revalue the cash exercisable 2006 Warrants at the end of each reporting period with the change in value reported in the statement of operations as a “change in fair value on revaluation of warrant liability” in the period in which the change occurred. For fiscal 2007, the Company recognized a gain on the change in fair value on revaluation of warrant liability of $1.8 million. Since the warrants were classified as a liability, the proceeds allocated to equity were the gross proceeds of $11,450,000 less the fair value of the warrants of $5,688,000 and less the offering costs allocated to the warrants of $273,000. The total offering costs of $974,000 were allocated between the 2006 Warrants and the common stock based on their respective fair values. Offering costs of $273,000 were allocated to the 2006 Warrants and reported as interest expense in the statement of operations for fiscal 2007. In the first nine months of fiscal 2008, the Company recognized a gain on the change in fair value on revaluation of the warrant liability of $758,000.

In July 2007, the Company offered holders of 2006 Warrants the ability to amend their outstanding warrants. The amended 2006 Warrants are only exercisable on a net share settlement basis and will no longer be able to be cash exercised. Since holders of amended 2006 warrants cannot make or execute a cash exercise, the Company will not be required to register the shares issued upon exercise of such amended warrants under any circumstances. Accordingly, the amended 2006 Warrants were no longer required to be classified as a liability under EITF 00-19 and were reclassified as equity. The

Company completed its warrant exchange offer on July 27, 2007. At that time, 96% of all outstanding 2006 Warrants were amended, representing 1,200,000 shares of the 1,250,000 shares subject to warrants that had been available for amendment. One investor holding a warrant to purchase 50,000 shares chose not to participate. The 2006 Warrants were revalued on July 27, 2007, the date the warrant exchange offer was completed, and the Company recognized a loss on the change in fair value on revaluation of warrant liability of $248,000. The fair value of the 2006 Warrants was estimated to be $3.1 million. The $3.0 million value of the amended 2006 Warrants was reclassified to equity as of July 29, 2007 and the $0.1 million value of the 2006 Warrants that were not amended remained on the Company’s balance sheet as a liability as of July 29, 2007 and as of October 28, 2007.

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

The Company has unrecognized tax benefits of approximately $2.8 million as of January 29, 2007, of which $1.0 million, if recognized, would result in a reduction of the Company’s effective tax rate. Interest and penalties are immaterial at the date of adoption and were included in the unrecognized tax benefits. The Company recorded a decrease in its unrecognized tax benefits of approximately $466 thousand in the nine months ended October 28, 2007. The Company is subject to audit by the IRS and California Franchise Tax Board for all years since 2002.

Income tax expense was $7 thousand and $13 thousand for the three months ended October 28, 2007 and October 29, 2006, respectively. The income tax benefit was $444 thousand and the income tax expense was $43 thousand for the nine months ended October 28, 2007 and October 29, 2006, respectively. The Company recorded a tax provision of $7 thousand on a loss before income taxes of $4.7 million in the three months ended October 28, 2007 that consisted of foreign income taxes. The Company recorded a tax benefit of $444 thousand on a loss before income taxes of $12.7 million in the nine months ended October 28, 2007 that consisted of foreign income taxes, an increase of $15 thousand for accrued interest on income taxes payable and a reduction in income tax payable of $481 thousand for the settlement of an income tax assessment by the State of Texas. The Company recorded a tax provision of $13 thousand on a pre-tax loss of $4.3 million in the three months ended October 29, 2006 that consisted of foreign income taxes and an increase of $6 thousand for accrued interest on income taxes payable. The Company recorded a tax provision of $43 thousand on a pre-tax loss of $13.5 million in the nine months ended October 29, 2006 that consisted of foreign income taxes and an increase of $18 thousand for accrued interest on income taxes payable.

10.	Contingencies

Commitments

The Company leases its principal headquarters in Santa Clara, California, under a non-cancelable operating lease that expires in April 2010. The Company leases offices in Israel and India under operating leases that expire in September 2008 and December 2008, respectively. Future minimum lease payments under operating leases are as follows:

Fiscal Year
(in thousands)
2008*	$314
2009*	1,236
2010	1,100
2011	277
Thereafter	—

Total minimum lease payments	$2,927

*	Net of sublease income of $16,500 per month through October 31, 2008.

11.	Product Warranty

The Company generally sells its products with a limited warranty and a limited indemnification of customers against intellectual property infringement claims. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified claims based on historical activity. The accrual and the related expense for known claims was not significant as of and for the three and nine-month periods ended October 28, 2007 and October 29, 2006, due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims.

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

Since April 2002, we have been working with The Consortium for Technology Licensing Ltd. to explore opportunities to license or sell our patents. During that time we have successfully licensed patents to one party and sold patents to two parties. As of October 28, 2007, we were in discussions with multiple companies that we believe have infringed on our embedded DRAM patents. The objective of our patent licensing activity is to enter into patent licensing agreements with companies that have infringed or are expected to infringe on our patents. In addition, we may decide to license or sell certain additional patents in the future. There was no licensing revenue in the first nine months of fiscal 2008 and fiscal 2007.

In the second quarter of fiscal 2008 we completed a warrant exchange offer in which amended warrants would no longer be able to be cash exercised. Since holders of the amended warrants cannot make or execute a cash exercise, we will not be required to register the shares issued upon exercise of the amended warrants under any circumstances. Accordingly, the amended warrants are no longer classified as a liability under EITF 00-19 and have been reclassified as equity. A total of 96% of all outstanding 2006 Warrants were amended, representing 1,200,000 shares of the 1,250,000 shares subject to warrants that had been available for amendment. One investor holding a warrant to purchase 50,000 shares chose not to participate. These warrants were revalued on July 27, 2007, the date the warrant exchange offer was completed, and we recognized a loss on the change in fair value on revaluation of warrant liability of $248,000. The fair value of the 2006 Warrants was estimated to be $3.1 million. The $3.0 million value of the amended 2006 Warrants was reclassified to equity as of July 29, 2007 and the $0.1 million value of the 2006 Warrants that were not amended remained on our balance sheet as a liability as of July 29, 2007 and as of October 28, 2007.

During the third quarter of fiscal 2008, our independent registered public accounting firm, based upon the results of their quarterly review procedures for the second quarter of fiscal 2008, requested that the Audit Committee conduct an independent investigation to evaluate more closely the contractual terms and conditions of certain sales transactions and the timing of revenue recognition relative to a shipment made to a customer. The Audit Committee conducted an independent investigation, which revealed certain information that would have modified senior management’s initial determination of revenue recognition for the shipment was not previously available to senior management. As a result of this investigation, we determined that we had a material weakness related to controls over our process of determining revenue recognition as well as adherence to the Company’s code of ethics policy.

The Company is in the process of designing and implementing improvements in its internal control over financial reporting to address the material weakness described above. These actions include providing supplemental revenue recognition training to relevant personnel, and providing annual training on our code of ethics policy as well as training on our sub-certification process. In addition, the Company will implement improvements to our sales quote approval, sales order acknowledgement and invoicing processes, and to enhance our records retention procedures related to electronic documents. See Part 1, Item 4 of this Quarterly Report of Form 10-Q.

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

Results of Operations

Product Revenue

Product revenue was $0.6 million and $0.2 million for the three months ended October 28, 2007 and October 29, 2006, respectively. Product revenue was $1.3 million and $0.5 million for the nine months ended October 28, 2007 and October 29, 2006, respectively. Revenue for the three and nine months ended October 28, 2007 and October 29, 2006 consisted entirely of product revenue. There was no licensing revenue in either the nine months ended October 28, 2007 or in the nine months ended October 29, 2006. The increase in product revenue for the three months ended October 28, 2007 is primarily due to increased sales of our MiMagic 3 and MiMagic 6+ application processors, partially offset by decreased sales of our discontinued 1121 companion chip. The increase in product revenue for the nine months ended October 28, 2007 is primarily due to increased sales of our MiMagic 6+ application processors used in mobile phone and mobile television applications, as well as increased sales of our MiMagic 3 application processors, partially offset by decreased sales of our discontinued 1110 and 1121 companion chips. In addition, a product shipment of approximately $1.3 million made in July 2007 was not recognized as revenue in the second or third quarter of fiscal 2008 as the transaction did not satisfy the revenue recognition criterion that collection of the proceeds is reasonably assured. We will not recognize revenue on this shipment unless cash is collected. We cannot assure you that we will be able to recognize revenue on this shipment in whole, in part, or at all.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 95% and 100% of product revenue in the three months ended October 28, 2007 and October 29, 2006, respectively. During the quarter ended October 28, 2007, 59% of our revenue resulted from the sale of our MiMagic 6+ to Neonode in Sweden for use in mobile phones. Also in the third quarter, 32% of our revenue resulted from the sale of our MiMagic 3 application processor to Solectron for production in Singapore for use in an automatic toll-collection system. During the quarter ended October 29, 2006, 79% of our revenues resulted from the sale of our discontinued 1121 companion chip to Edom Technology Company, a Taiwan distributor. Sales to customers located outside the United States accounted for 95% and 71% of product revenue in the nine months ended October 28, 2007 and October 29, 2006, respectively. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area:

	Three Months Ended		Nine Months Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Japan	2%	0%	1%	0%
Korea	2%	12%	32%	6%
Malaysia	0%	0%	3%	0%
Singapore	32%	1%	16%	6%
Sweden	59%	0%	42%	2%
Taiwan	0%	79%	0%	42%
United Kingdom	0%	8%	1%	15%
United States	5%	0%	5%	29%

	100%	100%	100%	100%

The following customers accounted for more than 10% of product revenue:

	Three Months Ended				Nine Months Ended
	October 28, 2007		October 29, 2006		October 28, 2007		October 29, 2006
Neonode AB.	59%		*	%	42%		*	%
Solectron Technology	32%		*	%	16%		*	%
Sejin Electron Inc.	*	%	*	%	24%		*	%
Edom Technology Co.**	*	%	79%		*	%	43%
MJL Technology, LTD**	*	%	12%		*	%	*	%
Premier Components Distribution**	*	%	*	%	*	%	27%
Premier Microelectronics Europe LTD**	*	%	*	%	*	%	13%

*	represents less than 10% of product revenue

**	customer is a distributor/sales representative

Gross Profit (Loss)

Gross profit (loss) was $237 thousand and $(5) thousand for the three months ended October 28, 2007 and October 29, 2006, respectively. Gross profit was $290 thousand and $57 thousand in the nine months ended October 28, 2007 and October 29, 2006, respectively. The increase in gross profit for the three and nine months ended October 28, 2007 was primarily due to the increased revenue and an increase in the favorable impact of the sale of inventory previously written off. The increase in the favorable impact of the sale of inventory previously written off was $88 thousand and $118 thousand, respectively, for the three and nine months ended October 28, 2007.

Research and Development Expenses

Research and development expenses are primarily directed to development for the mobile television, wireless IP camera, and multimedia-enriched GPS navigation markets. Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $2.9 million and $3.2 million for the three months ended October 28, 2007 and October 29, 2006, respectively. Research and development expenses were $8.9 million and $10.3 million for the nine months ended October 28, 2007 and October 29, 2006, respectively. These expenses include stock-based compensation of $0.2 million for both the three months ended October 28, 2007 and October 29, 2006 and $0.7 million and $0.6 million for the nine months ended October 28, 2007 and October 29, 2006, respectively. The decrease of $0.2 million for the three months ended October 28, 2007 is primarily due to decreased depreciation expense of $0.2 million. The decrease of $1.4 million for the nine months ended October 28, 2007 is primarily related to decreased mask set purchases and acquired technology costs of $0.5 million and decreased labor costs of $0.5 million.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $2.0 million and $1.2 million for the three months ended October 28, 2007 and October 29, 2006, respectively. Sales, general and administrative expenses were $5.3 million and $4.9 million for the nine months ended October 28, 2007 and October 29, 2006, respectively. These expenses include stock-based compensation of $207 thousand and $128 thousand for the three months ended October 28, 2007 and October 29, 2006, respectively, and $632 thousand and $372 thousand for the nine months ended October 28, 2007 and October 29, 2006, respectively. The increase of $0.8 million for the three months ended October 28, 2007 is mainly due to costs of $0.4 million associated with the independent investigation initiated by our Audit Committee (Please see Part 1. Item 4 “Controls and Procedures” for further discussion), increased labor costs of $0.2 million and increased audit costs of $0.1 million. The increase of $0.4 million for the nine months ended October 28, 2007 is primarily related to costs of $0.4 million associated with the independent investigation initiated by our Audit Committee as mentioned above, and increased stock-based compensation of $0.3 million, partially offset by decreased professional service costs of $0.2 million and decreased labor costs of $0.1 million.

Gain on Sale of Patents

In the second quarter of fiscal 2007, NeoMagic completed the sale of four of our patents to Samsung Electronics Co. Ltd. for $1.4 million pursuant to a patent purchase agreement. After payment of expenses related to the negotiation of the patent sale agreement, the Company received approximately $1.0 million in net proceeds from the sale. The Company has no on-going obligations under the patent sale agreement. There were no patent sales in the first nine months of fiscal 2008.

The patents sold in the second quarter of fiscal 2007 do not relate to products NeoMagic currently sells or plans to sell. NeoMagic retains a worldwide, non-exclusive license under the patents sold.

The patent sales do not include several of NeoMagic’s patents covering embedded DRAM technology or any of the unique array processing technology used in NeoMagic’s MiMagic 6+ product.

Stock Compensation

Stock compensation expense was $437 thousand and $342 thousand for the three months ended October 28, 2007 and October 29, 2006, respectively. Stock compensation expense was $1,358 thousand and $1,027 thousand for the nine months ended October 28, 2007 and October 29, 2006, respectively. Stock compensation expense is recorded in cost of revenues, research and development expenses and sales, general and administrative expenses and represents the amortization of the fair value of share-based payments made to employees, members of our board of directors and other service providers in the form of stock options and purchases under the employee stock purchase plan. We adopted SFAS No. 123(R) effective on the fist day of fiscal 2007 (See Note 2). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.

Interest Income and Other

The Company currently earns interest on its cash equivalents and short-term investments. Interest income and other was $57 thousand and $180 thousand for the three months ended October 28, 2007 and October 29, 2006, respectively. Interest income and other was $462 thousand and $684 thousand for the nine months ended October 28, 2007 and October 29, 2006, respectively. The decrease for the three and nine months ended October 29, 2007 in interest income and other is primarily due to lower average cash and short-term investment balances.

Interest Expense

Interest expense was $13 thousand and $23 thousand for the three months ended October 28, 2007 and October 29, 2006, respectively. Interest expense was $54 thousand and $89 thousand for the nine months ended October 28, 2007 and October 29, 2006, respectively. Interest expense recorded in the three and nine months ended October 28, 2007 and October 29, 2006 represents interest on our capital leases (See Note 7). Interest expense decreased for both the three and nine months ended October 28, 2007 due to declining principal balances.

Income Taxes

Income tax expense was $7 thousand and $13 thousand for the three months ended October 28, 2007 and October 29, 2006, respectively. The income tax benefit was $444 thousand and the income tax expense was $43 thousand for the nine months ended October 28, 2007 and October 29, 2006, respectively. We recorded a tax provision of $7 thousand on a loss before income taxes of $4.7 million in the three months ended October 28, 2007 that consisted of foreign income taxes related to research and development centers located outside the U.S. We recorded a tax benefit of $444 thousand on a loss before income taxes of $12.7 million in the nine months ended October 28, 2007 that primarily due to a reduction in income tax payable of $481 thousand for the settlement of an income tax assessment by the State of Texas. We recorded a tax provision of $13 thousand on a pre-tax loss of $4.3 million in the three months ended October 29, 2006 that consisted of foreign income taxes and an increase of $6 thousand for accrued interest on income taxes payable. We recorded a tax provision of $43 thousand on a pre-tax loss of $13.5 million in the nine months ended October 29, 2006 that consisted of foreign income taxes and an increase of $18 thousand for accrued interest on income taxes payable.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased $14.2 million in the nine months ended October 28, 2007 to $6.3 million from $20.5 million at January 28, 2007 as the Company continues to experience negative cash flow in operating, investing and financing activities.

We believe our current cash, cash equivalents and short-term investments will satisfy our projected cash requirements through January 2008. However, we expect we will need to raise additional capital to fund future operating activities beyond January 2008. The adequacy of our resources will depend largely on our ability to complete additional financing, our ability to sell or license intellectual property and our success in achieving profitable operations and positive operating cash flows. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If we experience a material shortfall versus our plan, we expect to take appropriate actions to maximize the value of the Company. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all.

Cash and cash equivalents used in operating activities for the nine months ended October 28, 2007 was $13.6 million, up slightly from $13.4 million of net cash used in operating activities for the nine months ended October 29, 2006. The cash used in operating activities for the nine months ended October 28, 2007 was primarily due to the net loss of $12.3 million, the non-cash gain from the change in fair value of the warrant liability of $0.8 million and an increase in inventory of $3.0 million, partially offset by non-cash stock-based compensation of $1.4 million and non-cash depreciation of $0.9 million. Approximately $0.9 million of the increase in inventory was due to the deferral of costs that have been classified as inventory related to a product shipment of approximately $ 1.3 million made in July 2007 that has not been recognized as revenue as the transaction did not satisfy the revenue recognition criterion that collection of the proceeds is reasonably assured. In addition, the inventory increase is due to the build up of MiMagic 6+ and NeoMobileTV inventory in advance of expected orders. The cash used in operating activities for the nine months ended October 29, 2006 was primarily due to the net loss of $13.5 million, the $1.0 million gain on the sale of patents, an increase in inventory of $0.7 million to build up MiMagic 6+ inventory in advance of expected orders and a decrease in accounts payable of $0.8 million, partially offset by non-cash depreciation of $1.2 million and non-cash stock-based compensation of $1.0 million.

Net cash used in investing activities for the nine months ended October 28, 2007, was $0.6 million, compared to $1.2 million for the nine months ended October 29, 2006. Net cash used in investing activities for the nine months ended October 28, 2007 related to net purchases of short-term investments of $0.5 million and purchases of property, plant and equipment of $0.1 million. Net cash used in investing activities for the nine months ended October 29, 2006 is primarily due to net purchases of short-term investments of $2.2 million, partially offset by proceeds from the sale of patents of $1.0 million.

Net cash used in financing activities was $0.5 million for the nine months ended October 28, 2007, compared to $0.6 million of net cash used in financing activities for the nine months ended October 29, 2006. The net cash used in financing activities for the nine months ended October 28, 2007 was due to payments on capital lease obligations of $0.8 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $0.3 million. The net cash used in financing activities for the nine months ended October 29, 2006 is due to payments on capital lease obligations of $0.9 million, partially offset by proceeds from the issuance of common stock of $0.3 million pursuant to the employee stock purchase plan and to employee stock option exercises.

Long-term investements increased to $505 thousand from $200 thousand at January 2007. In January 2006, we made a $200 thousand minority equity investment in Neonode, Inc. (“Neonode”), a privately held mobile telephone company. In August 2007, the merger of Neonode with a subsidiary of SBE, Inc. (“SBE”) became effective. SBE has, effective upon the merger, changed its name to Neonode, Inc. and is publicly traded on the Nasdaq Stock Exchange (“NEON”). Upon the merger of SBE and Neonode, our investment converted into approximately 127,000 shares of Neonode common stock. The investment had a fair value on October 28, 2007 of $505 thousand, which included a gross unrealized gain of $305 thousand.

Our lease for our headquarters in Santa Clara, California expires in April 2010. We lease offices in Israel and India under operating leases that expire in September 2008 and in December 2008, respectively. In December 2006, we amended a sublease agreement to extend the term for the sub-lease of 10,000 square feet of our Santa Clara facility to a third party through October 2008 and increase the monthly rent from $12,000 to $16,500 per month.

We lease certain software licenses under capital leases. See Note 7, Obligations under Capital Leases, in the condensed consolidated financial statements for additional information.

Contractual Obligations

The following summarizes the Company’s contractual obligations at October 28, 2007, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	Fiscal Year
	2008	2009	2010	2011	2012	Thereafter	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$314	$1,236	$1,100	$277	$—	$—	$2,927
Capital leases	88	354	354	—	—	—	796
Design tool software licenses	143	428	285				856
Non-cancelable purchase orders	137	—	—	—	—	—	137

Total contractual cash obligations	$682	$2,018	$1,739	$277	$—	$—	$4,716

Off-Balance Sheet Arrangements

As of October 28, 2007, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

Please refer to Note 12 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

The Company’s cash, cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. As of October 28, 2007, the Company’s cash, cash equivalents and short-term investments earned interest at an average rate of 5.0%. Due to the short-term nature of the Company’s investment portfolio, our operating results and cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at October 28, 2007, with consistent cash balances, interest income would be adversely affected by approximately $8,000 per quarter. The Company does not use its investment portfolio for trading or other speculative purposes.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act because of the material weakness described below. Notwithstanding the existence of this material weakness, our management, including our Chief Executive Officer and Chief Financial Officer, believes that the consolidated financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Controls

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. During the second quarter of fiscal 2008 financial reporting process, our independent registered public accounting firm reported that, based upon the results of their quarterly review procedures, they requested that the Audit Committee conduct an independent investigation to evaluate more closely the contractual terms and conditions of certain sales transactions and the timing of revenue recognition relative to a shipment made to a customer. The Audit Committee conducted an independent investigation, which revealed certain information that would have modified senior management’s initial determination of revenue recognition for the shipment was not previously available to senior management. As a result of this investigation, we determined that we had a material weakness related to controls over our process of determining revenue recognition as well as adherence to the Company’s code of ethics policy. These control deficiencies could result in a misstatement of revenue that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we have concluded that these control deficiencies constitute a material weakness.

The Company is in the process of designing and implementing improvements in its internal control over financial reporting to address the material weakness described above. These actions include providing supplemental revenue recognition training to relevant personnel, and providing annual training on our code of ethics policy as well as training on our sub-certification process. In addition, the Company will implement improvements to our sales quote approval, sales order acknowledgement and invoicing processes, and to enhance our records retention procedures related to electronic documents.

Other than described above, during the third quarter of fiscal 2008, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Potential Nasdaq Stock Market Delisting

On September 18, 2007, we received a Nasdaq Staff Determination notice from the Nasdaq Stock Market stating we were not in compliance with Nasdaq’s Marketplace Rule 4310(c)(14) because we had not yet filed our Quarterly Report on Form 10-Q for the quarter ended July 29, 2007. Therefore, our securities were subject to potential delisting.

On November 1, 2007, we participated in a hearing before a Nasdaq Listing Qualifications Panel (the “Panel”) to review the staff determination. The hearing stayed the delisting until the Panel rendered a decision. We filed our Quarterly Report on Form 10-Q for the quarter ended July 29, 2007 on November 9, 2007 and, on November 15, 2007, we received a notice that the Nasdaq Listing Qualifications Panel determined that NeoMagic had regained compliance with the continued listing standards of The Nasdaq Stock Market.

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

If we fail in the future to comply with the continued listing requirements of the Nasdaq Global Market, including the requirement to make timely filing of SEC reports, the minimum bid price per share requirement and the minimum stockholders’ equity requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the Nasdaq Capital Market, the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq Global Market. You may not be able to sell your shares of our stock quickly, at the market price or at all, if trading in our stock is not active.

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

In connection with our management’s evaluation of our internal control over financial reporting as of July 29, 2007, management identified control deficiencies that constituted a material weakness. As more fully described in Part 1, Item 4 of this Quarterly Report on Form 10-Q, as of October 28, 2007, our management concluded that we did not maintain effective controls over our revenue recognition processes. These control deficiencies resulted in a material adjustment recorded by us to the financial statements for the second quarter of fiscal 2008. As a result of the material weakness, our management concluded that our internal control over financial reporting was not effective as of July 29, 2007 and October 28, 2007. See Part 1, Item 4 of this Quarterly Report on Form 10-Q.

A failure to implement and maintain effective internal control over financial reporting, including a failure to implement successfully the corrective actions we are taking to address the control deficiency identified above, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

Our Revenues Are Difficult To Predict

For a variety of reasons, our revenues are difficult to predict and may vary significantly from quarter to quarter. Our ability to achieve design wins depends on a number of factors, many of which are outside of our control, including changes in the customer’s strategic and financial plans, competitive factors and overall market conditions. As our experience demonstrates, design wins themselves do not always lead to production orders because the customer may cancel or delay products for a variety of reasons. Such reasons may include the performance of a particular product that may depend on components not supplied by NeoMagic, market conditions, reorganizations or other internal developments at the customer and changes in customer personnel or strategy. Even when a customer has begun volume production of a product containing our chips, volumes are difficult to forecast because there may be no history to provide a guide, and because market conditions and other factors may cause changes in the customer’s plans. Because of the market uncertainties they face, many customers place purchase orders on a short lead-time basis, rather than providing reliable long-term purchase orders or purchase forecasts. Our customer base can shift significantly from period to period as existing customer programs end and new programs do not always replace ending programs. All of these factors make it difficult to predict our revenues from period to period.

The difficulty in forecasting revenues increases the difficulty in anticipating our inventory requirements. This difficulty increases the likelihood that we may overproduce particular parts, resulting in inventory write-offs, or underproduce particular parts, affecting our ability to meet customer requirements. The difficulty in forecasting revenues also restricts our ability to provide forward-looking revenue and earnings guidance to the financial markets and increases the chance that our performance does not match forecasts.

We have a Limited Customer Base

We have a limited customer base and we expect that a small number of customers will account for a substantial portion of our product revenue for the foreseeable future. Two customers accounted for 59% and 32%, respectively, of product revenue for the three months ended October 28, 2007. Two customers accounted for 79% and 12%, respectively, of product revenue for the three months ended October 29, 2006. Three customers accounted for 42%, 24% and 16%, respectively, of product revenue in the nine months ended October 28, 2007. Three customers accounted for 43%, 27% and 13%, respectively, of product revenue in the nine months ended October 29, 2006. Furthermore, the majority of our sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

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

We May Encounter Inventory Excess or Shortage

To have product inventory to meet potential customer purchase orders, we place purchase orders for wafers from our manufacturer in advance of having firm purchase orders from our customers. We had binding orders for wafers totaling $137,000 outstanding as of October 28, 2007. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in a write-off affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time to time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just in time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2007 of $12,000, in fiscal 2006 of $0.2 million and in fiscal 2005 of $0.4 million. Significant write-offs of excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations. A product shipment of approximately $1.3 million made in July 2007 was not recognized as revenue in the second or third quarter of fiscal 2008 as the transaction did not satisfy the revenue recognition criterion that collection of the proceeds is reasonably assured. If the customer fails to pay, we may have excess inventory depending on customer demand. We cannot assure you that we will be able to recognize revenue on this shipment in whole, in part, or at all.

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

Some of our current and potential competitors operate their own manufacturing facilities. Since we do not operate our own manufacturing facility and may from time-to-time make binding commitments to purchase products (binding purchase orders totaling $137,000 were outstanding as of October 28, 2007), we may not be able to reduce our costs and cycle time or adjust our production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on our results of operations. In addition, if production levels increase the value of binding purchase orders may increase significantly.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of October 28, 2007, we had been issued and hold 28 patents. These 28 issued patents are scheduled to expire between June 2014 and November 2024. In June 2006, we sold 4 patents to Samsung Electronics Co. Ltd. for net proceeds of $1.0 million. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include several of our important patents covering embedded DRAM technology nor any of the unique array processing technology used in our MiMagic 6+ and NeoMobileTV products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 95% and 100% of our product revenue for the three months ended October 28, 2007 and October 29, 2006, respectively. Sales to customers located outside the United States accounted for 95% and 71% of product revenue for the nine months ended October 28, 2007 and October 29, 2006, respectively. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our foreign sales. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Item 6.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

3.1	(8)	Amended and Restated Certificate of Incorporation.

3.2	(14)	Bylaws, as amended through April 6, 2007.

4.1	(4)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2	(6)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3	(15)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.

4.4	(5)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5	(5)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.6	(5)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.7	(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.8	(5)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.9	(9)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.10	(9)	Warrant to Registration Rights Agreement dated December 13, 2005.

4.11	(13)	Form of Warrant originally issued December 6, 2006.

4.12	(16)	Form of Amendment to Warrant, dated July 27, 2007.

10.1	(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2	(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3	(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4	(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5	(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6	(10)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7	(19)	2003 Stock Option Plan, as amended July 12, 2007.

10.8	(3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9	(6)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10	(6)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11	(6)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12	(7)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13	(8)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14	(9)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15	(10)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

10.16	(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.

10.17	(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.

10.18	(19)	2006 Employee Stock Purchase Plan, as amended July 12, 2007.

10.19	(12)	Form of Bonus Agreement.

10.20	(12)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

10.21	(13)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.

10.22	(19)	Employment Agreement dated June 7, 2007 between NeoMagic Corporation and Steven P. Berry.

10.23	(17)	Description of oral consulting agreement with Steven P. Berry.

10.24	(18)	Description of oral bonus agreement.

31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the period ended October 26, 1997.

(3)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed December 23, 2002.

(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 23, 2002.

(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 20, 2004.

(6)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed August 23, 2004.

(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 31, 2005.

(8)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.

(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.

(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 19, 2006.

(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 4, 2006.

(12)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 30, 2006.

(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.

(14)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.

(15)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed April 12, 2007.

(16)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.

(17)	Incorporated by reference to the Company’s Form 8-K filed June 13, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed June 15, 2007.

(19)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 29, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/S/ STEVEN P. BERRY
STEVEN P. BERRY
V.P. Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

December 7, 2007

EXHIBIT INDEX

3.1	(8)	Amended and Restated Certificate of Incorporation.

3.2	(14)	Bylaws, as amended through April 6, 2007.

4.1	(4)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2	(6)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3	(15)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.

4.4	(5)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5	(5)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.6	(5)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.7	(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.8	(5)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.9	(9)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.10	(9)	Warrant to Registration Rights Agreement dated December 13, 2005.

4.11	(13)	Form of Warrant originally issued December 6, 2006.

4.12	(16)	Form of Amendment to Warrant, dated July 27, 2007.

10.1	(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2	(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3	(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4	(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5	(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6	(10)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7	(19)	2003 Stock Option Plan, as amended July 12, 2007.

10.8	(3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9	(6)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10	(6)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11	(6)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12	(7)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13	(8)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14	(9)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15	(10)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

10.16	(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.

10.17	(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.

10.18	(19)	2006 Employee Stock Purchase Plan, as amended July 12, 2007.

10.19	(12)	Form of Bonus Agreement.

10.20	(12)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

10.21	(13)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.

10.22	(19)	Employment Agreement dated June 7, 2007 between NeoMagic Corporation and Steven P. Berry.

10.23	(17)	Description of oral consulting agreement with Steven P. Berry.

10.24	(18)	Description of oral bonus agreement.

31.1		Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2		Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1		Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2		Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the period ended October 26, 1997.

(3)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed December 23, 2002.

(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 23, 2002.

(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 20, 2004.

(6)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed August 23, 2004.

(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 31, 2005.

(8)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.

(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.

(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 19, 2006.

(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 4, 2006.

(12)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 30, 2006.

(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.

(14)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.

(15)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed April 12, 2007.

(16)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.

(17)	Incorporated by reference to the Company’s Form 8-K filed June 13, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed June 15, 2007.

(19)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 29, 2007.