Form 10-K
period 2008-01-27
NEOMAGIC CORP
filed 2008-04-24
CIK 1030485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 27, 2008,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-22009

NEOMAGIC CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0344424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3250 Jay Street	95054
Santa Clara, California (Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 988-7020

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐        Accelerated Filer  ☐        Non-Accelerated Filer  ☐        Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $37,003,000 as of July 29, 2007 based upon the closing price on the Nasdaq Market reported for such date, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, we have excluded stock held by directors, executive officers and greater than 5% shareholders. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purposes.

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 4, 2008 was 12,455,779.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement related to the 2008 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission after the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NeoMagic Corporation

FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 27, 2008

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

We believe that next-generation mobile phones and other handheld devices will continue to feature increased multimedia functionality including: mobile TV, advanced camera applications, highly compressed video using H.264 video standards, 3D graphics for gaming, and high quality audio. Our strategy is to become a leading provider of multimedia processing solutions by:

•

Leveraging our core competencies in integrating logic, analog and memory to support multimedia applications on mobile phones and handheld devices with power-efficient, high performance, low-cost solutions;

•	Offering multiformat solutions that support a full range of operating systems, basebands, wireless protocols and mobile TV broadcast formats;

•	Providing high-performance, power-efficient solutions that use our proprietary Associative Processing Array architecture;

•	Continuing to build relationships with leading component, software and solutions providers to offer our customers complete solutions; and

•

Focusing our sales efforts on several points in the sales channel including: original design manufacturers, design firms, contract manufacturers, original equipment manufacturers, network operators and virtual network operators.

We have established relationships with third-party manufacturing partners to produce semiconductor products for us. Pursuant to these relationships, we design the overall product, including the logic and analog circuitry, and the manufacturing partners manufacture the wafers and assemble and test the products.

In the past, we provided graphics processor semiconductors to top notebook computer manufacturers. In April 2000, we began to exit the graphics processor market. However, the majority of our historical net sales through the end of fiscal 2002 continued to come from these products. We do not expect to have revenue related to these products in the future. We believe that we were one of the first companies to adopt large amounts of on-chip memory for commercial applications. Many industry sources consider our graphics processors to be the semiconductor industry’s first commercially successful embedded DRAM products. Currently, embedded DRAM technology is used broadly in many applications. We believe that several companies have infringed on our patents for embedded DRAM technology. On February 15, 2008, we completed the sale of selected patents, which included our embedded DRAM patents, and a patent application to Faust Communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non-exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products. In the third quarter of fiscal 2006, we completed a patent licensing transaction with Sony Corporation where Sony paid NeoMagic $8.5 million for a license to our patents.

Products

Product revenue was $2.1 million, $0.6 million and $0.9 million in fiscal 2008, 2007 and 2006, respectively, representing 100% of total revenue in 2008 and 2007 and 9.2% of total revenue in 2006.

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

NeoMobileTV Product:

During February 2006, the Company announced its new NeoMobileTV product. NeoMobileTV is a complex System-On-Chip solution targeted to specifically address the market for mobile television on handheld devices such as mobile phones. The NeoMobileTV solution offers the following features:

•	Simple integration into existing feature phone platforms with little or no change to the system architecture;

•	Flexible video/audio decoding at low power and low clock frequencies (sub – 100Mhz);

•	QVGA, CIF and VGA decoding of mobile TV video formats such as H.264, Windows Media 9, MPEG-4, and DIVX at frame rates up to 30 frames per second;

•	Simultaneous decoding of selected audio formats for broadcast mobile TV including AMR, AAC, HE-AAC, MP3 and BSAC;

•	Support for ISDB-T, T-DMB, DVB-H and other mobile TV broadcast formats

The NeoMobileTV product is currently being sampled.

Companion Chip Products:

Our companion chip products (NMC1110 and NMC1121) add IO (input/output) functions to processors made by other companies. Due to the age of these products and the small order volume for these products, we discontinued these products during fiscal 2007.

Research and Development

We believe the timely development and introduction of new products are essential to maintaining our competitive position and our ability to capitalize on market opportunities. NeoMagic’s research and development efforts are focused on developing Integrated System-on-Chip semiconductor products for mobile phones and other handheld devices. At the end of fiscal 2008, we had approximately 74 employees engaged in research and development activities. Research and development expenses were $11.8 million, $13.8 million and $12.4 million, in fiscal 2008, 2007 and 2006, respectively. None of our research and development is customer funded. We have historically focused much of our personnel and resources on research and development. Our research and development activities are focused on supporting customer programs based on the MiMagic 6+ and NeoMobileTV products as well as on developing next generation products. We are also developing new technologies that will improve the quality of multimedia applications on low-power consumption mobile phones and other handheld devices. We plan to continue innovating and improving the functionality of our products. We have offices in India and Israel that support NeoMagic’s research and development effort.

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

We compete with both domestic and foreign companies, some of which have substantially greater financial and other resources than us with which to pursue engineering, manufacturing, marketing and distribution of their products. Our main competitors include Texas Instruments, Renesas, Marvell, Freescale, ST Microelectronics, Broadcom, Mediatek, Mtekvision, Core Logic and C&S Technologies. We may also face increased competition from new entrants into the market including companies currently at developmental stages. We believe we have significant intellectual property and historically demonstrated expertise in SOC technology.

Intellectual Property

We rely in part on patents to protect our intellectual property. As of January 27, 2008, we had 31 issued patents. These issued patents are scheduled to expire between June 2014 and February 2025. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection or competitive advantages, that they will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

Since April 2002, we have been working with The Consortium for Technology Licensing Ltd. to explore opportunities to license or sell some of our patents. On February 15, 2008, we completed the sale of selected patents, which included our embedded DRAM patents, and a patent application to Faust communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products. During the second quarter of fiscal 2007 and the first quarter of fiscal 2006, we generated $1.0 million and $3.5 million, respectively, in gains from the sale of patents that related to legacy products that NeoMagic no longer sells. During the third quarter of fiscal 2006, we announced a patent licensing transaction with Sony Corporation where Sony paid us $8.5 million for a non-exclusive license to all of our patents. In the patent licensing transaction with Sony, we only provided Sony with a license to our patents. We did not provide Sony with any intellectual “know-how” or other confidential information that could help Sony develop products that could be competitive with NeoMagic’s products. The objective of our patent licensing business is to enter into patent licensing agreements with companies that we believe have infringed or are expected to infringe on our patents. In addition, we may decide to license or sell certain additional patents in the future. Licensing revenue was $8.5 million in fiscal 2006 representing 91% of our total revenue. There was no licensing revenue in fiscal 2008 and fiscal 2007.

Long-Lived Assets

The vast majority of the Company’s long-lived assets, primarily property plant and equipment, are located at our headquarters in Santa Clara, California.

Seasonality

Our business has not been seasonal to date. However, it could be seasonal in the future as our products are incorporated into consumer electronic products.

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

Employees

As of January 27, 2008, we employed a total of 97 full-time employees, including 74 in research and development, 4 in applications engineering, 4 in sales and marketing, 2 in manufacturing and 13 in finance, information technology and administration. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our employees are not represented by a collective bargaining organization.

Management

Executive Officers

The executive officers of the Company as of April 22, 2008 are as follows:

NAME	AGE	POSITION
Douglas R. Young	63	President, Chief Executive Officer and Director
Syed Zaidi	49	Chief Operating Officer
Deepraj Puar	62	Vice President Operations
Steven P. Berry	48	Vice President of Finance and Chief Financial Officer
Pierre-Yves Couteau	42	Vice President of Marketing

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

Deepraj Puar, a co-founder of the Company, currently serves as the Company’s Vice President of Operations. Since the Company’s inception in 1993, Mr. Puar has served in a variety of roles, including Vice President of Technology. Mr. Puar has over 35 years of engineering and management experience in the semiconductor industry, primarily in the area of memory design and logic integration technology. Mr. Puar authored all of the Company’s key patents covering embedded DRAM technology. Prior to co-founding the Company in 1993, Mr. Puar was employed by Cirrus Logic, Signetics/Philips and Texas Instruments. Mr. Puar holds a B.TECH degree from the Indian Institute of Technology, Kanpur and a MSEE degree from Michigan State University.

Steven P. Berry joined NeoMagic in August 2007 as Vice President of Finance and Chief Financial Officer. Prior to joining NeoMagic, Mr. Berry was Vice President of Finance with Sipex Corporation, a semiconductor company that designs, manufactures and markets a broad portfolio of high performance, analog integrated circuits since May 2004. From June 2000 to January 2004, Mr. Berry was Vice President of Finance, Chief Accounting Officer and Assistant Secretary at BRECIS Communications, a venture backed fabless semiconductor company. He was also an audit manager at Ernst & Young, LLP and later served as Operations Controller for Cirrus Logic. Mr. Berry has a BS from the University California, Davis and an MBA from the California State University, Hayward. He is a CPA.

Pierre-Yves Couteau joined NeoMagic in January 2008 as Vice President of Marketing. Prior to joining NeoMagic, Mr. Couteau spent 15 years at Philips Semiconductors, which became NXP. He held various marketing and general management positions where he was responsible for managing product portfolios, roadmaps, standardization activities and engagements with external partners and industry groups. Mr Couteau focused on driving innovation in high-growth businesses such as Wi-Fi, Bluetooth, UWB and semiconductors for hard disk drives. From August 2005 to December 2007, Mr Couteau was Senior Director of Strategy and Business Development, Business Line Connectivity at NXP Semiconductors. From April 2003 to July 2005, Mr. Couteau was Senior Director of Advanced Development & Innovation, Business Line Connectivity at Philips Semiconductors. From April 2001 to March 2003, Mr. Couteau was Director, Product Line Wireless LAN at Philips Semiconductors. Mr. Couteau has an MBA from the Lyon School of Management and an MS in Electrical Engineering from the Grenoble Institute of Technology.

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

We Expect to Continue to Incur Significant Losses and Consume Cash in Operations

We have been incurring substantial losses and consuming cash in operations as we invest heavily in new product development in advance of achieving significant product sales. This is expected to continue throughout fiscal 2009. Our ability to achieve cash flow breakeven is likely to depend on the success of our MiMagic 6+ and NeoMobileTV products. Even if these new products are successful, we are likely to incur significant additional losses and consume cash in operations during the current fiscal year ending January 25, 2009.

We Need Additional Capital

Given the long cycle times required to achieve design wins, convert customer design wins into production orders, and for customers to achieve volume shipments of their products, we will require additional working capital to fund our business. We do not believe that our existing capital resources will be sufficient to meet our capital requirements through at least the end of our fiscal year ending January 25, 2009. At fiscal 2008 year-end, cash, cash equivalents and short-term investments were $1.5 million. After the fiscal 2008 year-end, on February 15, 2008, we completed the sale of selected patents and patent applications to Faust Communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. However, we expect we will still need to raise additional capital to fund future operating activities through January 25, 2009. Our future capital requirements will depend on many factors, including the rate of net sales growth, timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing support activities, and timing and customer acceptance of new products. Our ability to raise capital and the terms of any financing will depend, in part, on our ability to establish customer engagements and generate sales. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all.

Potential Nasdaq Stock Market Delisting

On December 12, 2007, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market, Inc. indicating that we do not comply with the minimum $10,000,000 stockholders’ equity requirement for continued listing on the Nasdaq Global Market set forth in Marketplace Rule 4450(a)(3), and therefore that our common stock is subject to potential delisting from The Nasdaq Global Market. On January 14, 2008, we received a letter from Nasdaq informing us that the Nasdaq Listing Qualifications Panel had granted our request to transfer the listing of its common stock from The Nasdaq Global Market to The Nasdaq Capital Market, effective at the opening of business on January 16, 2008. Our continued listing on The Nasdaq Capital Market is subject to our ability to meet the requirements of The Nasdaq Capital Market, including either (i) maintaining an aggregate market value of NeoMagic’s common stock of at least $35 million, or

(ii) maintaining stockholders’ equity of at least $2.5 million, or (iii) receiving net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

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

On February 28, 2005, we received a notice from the Nasdaq Stock Market that we were no longer in compliance with the requirements for continued inclusion of our common stock on the Nasdaq Global Market pursuant to the Nasdaq’s Marketplace Rule 4450(a)(5) (the “Rule”) because our common stock had closed below $1.00 per share for 30 consecutive business days. We were given 180 calendar days, or until August 29, 2005, to regain compliance with the Rule. To regain compliance with the Rule, the closing bid price of our common stock had to be $1.00 per share or more for a minimum of 10 consecutive business days before August 29, 2005. We effected a five-for-one reverse stock split on August 12, 2005 that brought the closing bid price of our common stock above $1.00. On April 16, 2008, the closing bid price of our common stock dropped below $1.00 for the first time since the reverse stock split occurred. If it continues to stay below $1.00 for 30 consecutive business days, we will be at risk of being delisted from the Nasdaq Capital Market and may have to consider taking action to avoid delisting.

If we fail in the future to comply with the continued listing requirements of the Nasdaq Capital Market, including the requirement to make timely filing of SEC reports, the minimum bid price per share requirement and the minimum stockholders’ equity requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq Capital Market. You may not be able to sell your shares of our stock quickly, at the market price or at all, if trading in our stock is not active.

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

In connection with management’s evaluation of our internal control over financial reporting as of July 29, 2007, management identified control deficiencies that constituted a material weakness. Our management concluded that we did not maintain effective controls over our revenue recognition processes. These control deficiencies resulted in our recording of a material adjustment to the financial statements for the second quarter of fiscal 2008 before their issuance. As a result of the material weakness, our management concluded that our internal control over financial reporting was not effective as of July 29, 2007 and October 28, 2007. The material weakness was remediated as of January 27, 2008 and management concluded that its internal control over financial reporting was effective as of January 27, 2008.

A failure to implement and maintain effective internal control over financial reporting, could result in a material misstatement of our financial statements or otherwise cause us to fail to meet our financial reporting obligations. This, in turn, could result in a loss of investor confidence in the accuracy and completeness of our financial reports, which could have an adverse effect on our stock price.

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

The difficulty in forecasting revenues increases the difficulty in anticipating our inventory requirements. This difficulty increases the likelihood that we may overproduce particular parts, resulting in inventory write-downs, or underproduce particular parts, affecting our ability to meet customer requirements. The difficulty in forecasting revenues also restricts our ability to provide forward-looking revenue and earnings guidance to the financial markets and increases the chance that our revenue performance does not match investor expectations.

We Have a Limited Customer Base

In each of the last three fiscal years, three customers have accounted for over two-thirds of our product revenue. In fiscal 2008, the top three customers accounted for 50%, 20%, and 14%, respectively, of product revenue. In addition, one licensee accounted for 100% of our licensing revenue in fiscal 2006. There was no licensing revenue in fiscal 2008 and 2007. We expect that a small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future. Furthermore, the majority of our sales were historically made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

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

We May Encounter Inventory Excess or Shortage

To have product inventory to meet potential customer purchase orders, we place purchase orders for semiconductor wafers from our manufacturer in advance of having firm purchase orders from our customers. We had binding orders for wafers totaling $167,000 outstanding as of January 27, 2008. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in an inventory write-down affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time to time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just-in-time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2008 of $0.4 million, in fiscal 2007 of $12,000 and in fiscal 2006 of $0.2 million. Significant write-downs for excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

We Face Intense Competition in Our Markets

The market for Applications Processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal factors of competition in this market are audio/video performance, price, features, power consumption, size and customer support. Our ability to compete successfully in the Applications Processor market depends on a number of factors, including success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ramp of production of our products, customer demand and acceptance of more sophisticated multimedia functionality on mobile phones and other handheld devices, end-user acceptance of our customers’ products, market acceptance of competitors’ products and general economic conditions. Our ability to compete will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends.

We compete with both domestic and foreign companies, some of which have substantially greater financial and other resources than us with which to pursue engineering, manufacturing, marketing and distribution of their products. Our main competitors include Texas Instruments, Renesas, Marvell, Freescale, ST Microelectronics Broadcom, Mediatek, Mtekvision, Core Logic and C&S Technologies. We may also face increased competition from new entrants into the market, including companies currently in the development stage. We believe we have significant intellectual properties and have historically demonstrated expertise in SOC technology. However, if we cannot timely introduce new products for our market, support these products in customer programs, or manufacture these products, such inabilities could have a material adverse effect on our business, financial condition and operating results.

Some of our current and potential competitors operate their own manufacturing facilities. Since we do not operate our own manufacturing facility and may from time-to-time make binding commitments to purchase products, we may not be able to reduce our costs and cycle time or adjust our production to meet changing demand as rapidly as companies that operate their own facilities, which could have a material adverse effect on our results of operations. In addition, if production levels increase the value of binding purchase orders may increase significantly.

Uncertainty Regarding Future Licensing Revenue and Gain on Sale of Patents

In the third quarter of fiscal 2006, we collected gross licensing revenue of $8.5 million ($5.6 million net of commissions and expenses) from the nonexclusive licensing of all of our patents to Sony Corporation of Tokyo, Japan. In February 2008 we sold 18 patents and one patent application to Faust Communications, LLC for net proceeds of $9.5 million. In June 2006, we sold 4 patents to Samsung Electronics Co. Ltd. for net proceeds of $1.0 million. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell.

We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our MiMagic 6+ and NeoMobileTV products. We cannot assure you that we will be able to generate any future licensing revenue or gain on sale of patents from our remaining 13 patents as of March 31, 2008, or from any future patents that we will own or have the right to license. The licensing agreement with Sony may be the only licensing agreement that we ever complete and the patent sales noted above may be the only patent sales we complete. Furthermore, if we should in the future complete an agreement to license or sell our patents, we cannot assure you that the proceeds we receive from such transaction will be as significant as the proceeds we received from Sony and Faust.

We Depend on Qualified Personnel

Our future success depends in part on the continued service of our key engineering, sales, marketing, manufacturing, finance and executive personnel, and our ability to identify, hire and retain additional personnel to serve potential customers in our targeted markets. There is strong competition for qualified personnel in the semiconductor industry, and we cannot assure you that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. We have experienced the loss of personnel both through headcount reductions and attrition. In the past two years we have lost some of our executive management, including Jeffery Blanc (Vice President, Worldwide Sales) and Scott Sullinger (CFO). Steve Berry joined NeoMagic on August 6, 2007 as CFO and Pierre-Yves Couteau joined NeoMagic on January 7, 2008 as Vice President of Marketing.

All our executive officers are employees “at will”. We have employment contracts with Douglas R. Young, our chief executive officer, Steve Berry, our chief financial officer, Syed Zaidi, our chief operating officer, and Deepraj Puar, our vice president of operations, which allow us to terminate their employment at any time but require us to make severance payments depending upon the circumstances surrounding termination of employment. We do not maintain key person insurance on any of our personnel. If we are not able to retain key personnel, if our headcount is not appropriate for our future direction, or if we fail to recruit key personnel critical to our future direction in a timely manner, this may have a material adverse effect on our business, financial condition and results of operations.

In addition, our future success will depend in part on our ability to identify and retain qualified individuals to serve on our board of directors. We believe that maintaining a board of directors comprised of qualified members is critical given the current status of our business and operations. Moreover, SEC and Nasdaq Capital Market rules require that three independent board members serve on our audit committee. Any inability on our part to identify and retain qualified board members could have a material adverse effect on our business or could lead to the delisting of our securities from the Nasdaq Capital Market.

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

We Depend on Third-Party Manufacturers to Produce Our Products

Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. We currently use one third-party foundry for wafer fabrication. We expect that, for the foreseeable future, all of our products will be manufactured at Taiwan Semiconductor Manufacturing Corporation on a purchase- order-by-purchase-order basis. Since, in our experience, the lead time needed to establish a relationship with a new wafer fabrication partner is at least 12 months, and the estimated time for a foundry to switch to a new product line ranges from four to nine months, we may have no readily available alternative source of supply for specific products. In addition to time constraints, switching foundries would require a diversion of engineering manpower and financial resources to redesign our products so that the new foundry could manufacture them. We cannot assure you that we can redesign our products to be manufactured by a new foundry in a timely manner, nor can we assure you that we will not infringe on the intellectual property of our current wafer manufacturer when we redesign our products for a new foundry. A manufacturing disruption experienced by our manufacturing partner, the failure of our manufacturing partner to dedicate adequate resources to the production of our products, or the financial instability of our manufacturing partner would have a material adverse effect on our business, financial condition and results of operations. Furthermore, if the transition to the next generation of manufacturing technologies by our manufacturing partner is unsuccessful, our business, financial condition and results of operations would be materially and adversely affected.

We have many other risks due to our dependence on a third-party manufacturer, including: reduced control over delivery schedules, quality, manufacturing yields and cost; the potential lack of adequate capacity during periods of excess demand; limited warranties on wafers supplied to us; and potential misappropriation of our intellectual property. We are dependent on our manufacturing partner to produce wafers with acceptable quality and manufacturing yields, to deliver those wafers on a timely basis to our third party assembly subcontractors and to allocate a portion of their manufacturing capacity sufficient to meet our needs. Although our products are designed using the process design rules of the particular manufacturer, we cannot assure you that our manufacturing partner will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, we cannot assure you that our manufacturing partner will continue to devote adequate resources to produce our products or continue to advance the process design technologies on which the manufacturing of our products are based.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of March 31, 2008, we had been issued and held 13 patents. These issued patents are scheduled to expire between June 2014 and February 2025. In

February 2008 we sold 18 patents and one patent application to Faust Communications, LLC for net proceeds of $9.5 million. In June 2006, we sold 4 patents to Samsung Electronics Co. Ltd. for net proceeds of $1.0 million. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our MiMagic 6+ and NeoMobileTV products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

We also rely on a combination of mask work protection, trademarks, copyrights, trade secret laws, employee and third-party nondisclosure agreements and licensing arrangements to protect our intellectual property. Despite these efforts, we cannot assure you that others will not independently develop substantially equivalent intellectual property or otherwise gain access to our trade secrets or intellectual property or disclose such intellectual property or trade secrets, or that we can meaningfully protect our intellectual property. Our failure to meaningfully protect our intellectual property could have a material adverse effect on our business, financial condition and results of operations.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 96%, 77% and 60% of our product revenue for fiscal 2008, 2007 and 2006, respectively. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our foreign sales. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Our Financial Results Could Be Affected by Changes in Accounting Principles

Generally accepted accounting principles in the United States are subject to issuance and interpretation by the Financial Accounting Standards Board, or FASB, the American Institute of Certified Public Accountants, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in these principles or interpretations could have a significant effect on our reported financial results, and could affect the reporting of transactions completed before the announcement of a change. For example, in December 2004, FASB issued SFAS 123(R), “Share-Based Payment,” which replaces SFAS 123 and supersedes APB 25. As required, we adopted SFAS 123(R) in our first quarter of fiscal 2007. SFAS 123(R) requires that compensation costs relating to share-based payment transactions be recognized in the financial statements. The pro forma disclosure previously permitted under SFAS 123 is no longer an acceptable alternative to recognition of expense in the financial statements. The adoption of SFAS 123(R) increased the amount of loss that we reported for fiscal 2008 and fiscal 2007.

Our Stock Price May Be Volatile

The market price of our Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. For example, during fiscal 2008, the highest closing sales price per share was $4.52 and the lowest was $1.68. During fiscal 2007, the highest closing sales price was $7.95 per share and the lowest was $2.46 per share. During fiscal 2006, the highest closing sales price was $10.23 per share and the lowest was $1.80 per share. The market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of our Common Stock could be subject to significant fluctuations in response to various factors, including sales of our common stock, quarter-to-quarter variations in our anticipated or actual operating results, announcements of new products, technological innovations or setbacks by us or our competitors, general conditions in the semiconductor industry, unanticipated shifts in the markets for mobile phones and other handheld devices or changes in industry standards, losses of key customers, litigation commencement or developments, the impact of our financing activities, including dilution to shareholders, changes in or the failure by us to meet estimates of our performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. In future quarters, our operating results may be below the expectations of public market analysts or investors.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our corporate headquarters, which is also our principal administrative, selling and marketing, customer service, applications engineering and product development facility, is located in Santa Clara, California and consists of approximately 45,000 square feet under a lease that will expire on April 30, 2010. We also lease 7,500 square feet for research and development office space in Israel under an operating lease that expires in September 2008 and 16,000 square feet for research and development office space in India under an operating lease that expires in December 2008. We have subleased 10,000 square feet in our Santa Clara facility through October 31, 2008. We believe our existing facilities are adequate and suitable for our current and near-term needs. We are not fully using our properties and thus have enough capacity to add people if the need arises.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Nasdaq Capital Market under the symbol “NMGC”. The high and low closing sales prices set forth below are as reported on the Nasdaq Global Market (formerly known as the Nasdaq National Market), through January 16, 2008 and the Nasdaq Capital Market thereafter.

Quarterly Data

Fiscal 2008	1st	2nd	3rd	4th
Price range common stock:
Low	$3.08	$3.06	$3.45	$1.68
High	$4.52	$4.35	$4.26	$3.45

Fiscal 2007
Price range common stock:
Low	$4.38	$2.46	$2.47	$3.66
High	$7.95	$5.16	$4.20	$6.56

We had 185 stockholders of record as of April 4, 2008. We have not paid any dividends on our common stock.

Dividends

NeoMagic has never declared or paid cash dividends on our common stock. We currently intend to retain any future earnings to fund the development and growth of our business and do not anticipate declaring or paying any cash dividends on our common stock in the foreseeable future.

Company Stock Price Performance

The information contained in this section shall not be deemed “filed” with the SEC, nor shall it be deemed “soliciting material.” It shall not be deemed to be incorporated by reference into any other SEC filings.

The following graph compares the cumulative total stockholder return of the Company’s Common Stock with The Nasdaq Composite Index (U.S.) and The Nasdaq Electronic Components Index. The comparison assumes the investment of $100 on January 27, 2003. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

Information as of January 27, 2008 regarding equity compensation plans is summarized in the following:

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans approved by stockholders	1,177,357	$4.85	1,033,566	(1)
Equity compensation plans not approved by stockholders	1,020,768	$9.54	95,663	(2)

Total	2,198,125	$7.03	1,129,229

(1)	Includes 766,732 shares available for future issuance under our 2003 Stock Option Plan, as amended, generally used for grants to officers and directors. Also includes 266,834 shares available under our 2006 Employee Stock Purchase Plan.

(2)	Shares available under our 1998 Nonstatutory Stock Option Plan are used for grants to employees other than officers and directors except as provided within the plan. For a description of the 1998 Plan, see Note 4 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K, which information is incorporated by reference into this Item 5 of Part II of this Form 10-K. This plan was not previously required to be approved by stockholders. Due to regulatory changes, going forward, all material changes to the plan require stockholder approval.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein.

Five Year Summary

	Fiscal Years ended
	January 27, 2008	January 28, 2007	January 29, 2006	January 30, 2005	January 25, 2004
(in thousands, except per share data) Consolidated Statement of Operations Data:
Product revenue	$2,083	$572	$862	$2,466	$1,888
Licensing revenue	—	—	8,490	—	—

Total revenue	2,083	572	9,352	2,466	1,888
Cost of product revenue	1,666	524	884	3,195	2,262
Cost of licensing revenue	—	—	2,861	—	—
Impairment of certain acquired and licensed intangible assets	—	—	—	89	—

Total cost of revenue	1,666	524	3,745	3,284	2,262
Gross profit (loss)	417	48	5,607	(818)	(374)
Operating expenses:
Research and development	11,762	13,763	12,403	18,208	19,694
Sales, general and administrative	7,066	6,080	6,916	7,447	7,236
Gain on sale of patents	—	(1,044)	(3,481)	—	—
Impairment of certain acquired and licensed intangible assets	—	—	—	1,437	—

Total operating expenses	18,828	18,799	15,838	27,092	26,930
Loss from operations	(18,411)	(18,751)	(10,231)	(27,910)	(27,304)
Interest income and other	469	915	724	415	854
Interest expense	(66)	(381)	(2,569)	(534)	(282)
Gains from change in fair value on revaluation of warrant liability	829	1,835	—	—	—

Loss before income taxes	(17,179)	(16,382)	(12,076)	(28,029)	(26,732)
Income tax provision (benefit)	(454)	137	(2,770)	196	43

Net loss	$(16,725)	$(16,519)	$(9,306)	$(28,225)	$(26,775)

Basic and diluted net loss per share (1)	$(1.35)	$(1.65)	$(1.32)	$(4.33)	$(4.37)
Weighted common shares outstanding for basic and diluted (1)	12,356	10,015	7,074	6,524	6,130

	2008	2007	2006	2005	2004
Consolidated Balance Sheet Data:
Cash and cash equivalents	$964	$16,468	$26,695	$8,944	$12,342
Short-term investments	500	4,014	—	16,082	30,240
Working capital	2,496	13,402	22,068	18,526	35,807
Total assets	7,613	24,090	30,494	30,714	50,861
Long-term obligations	428	803	773	5,074	799
Total stockholders’ equity	3,547	14,677	24,114	17,960	41,827

(1)	See Note 1 and Note 2 of Notes to Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Since April 2002, we have been working with The Consortium for Technology Licensing, Ltd. to explore opportunities to license or sell our patents. During that time we have successfully licensed patents to one party and sold patents to two parties. On February 15, 2008 (subsequent to fiscal 2008), we completed the sale of selected patents, which included our embedded DRAM patents, and a patent application to Faust communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products. The objective of our patent licensing activity is to enter into patent licensing agreements with companies that have infringed or are expected to infringe on our patents. In addition, we may decide to license or sell certain additional patents in the future. Licensing revenue was $8.5 million in fiscal 2006 representing 91% of our total revenue. There was no licensing revenue in fiscal 2008 and fiscal 2007. Gain on sale of patents was $3.5 million in fiscal 2006 and $1.0 million in fiscal 2007. There were no patent sales in fiscal 2008.

In the second quarter of fiscal 2008 we completed a warrant exchange offer pursuant to which the amended warrants would no longer be able to be exercised for cash. Since holders of the amended warrants cannot make or execute a cash exercise, we will not be required to register the shares issued upon exercise of the amended warrants under any circumstances. Accordingly, the amended warrants, which were initially recorded as a liability, are no longer classified as a liability under EITF 00-19 and have been reclassified as equity. A total of 96% of all outstanding 2006 Warrants were amended, representing 1,200,000 shares of the 1,250,000 shares subject to 2006 Warrants. One investor holding a warrant to purchase 50,000 shares chose not to participate. These warrants were revalued on July 27, 2007, the date the warrant exchange offer was completed, and we recognized a loss on the change in fair value on revaluation of warrant liability of $248,000. The fair value of the 2006 Warrants was estimated to be $3.1 million. The $3.0 million value of the amended 2006 Warrants was reclassified to equity as of July 27, 2007 and the $0.1 million value of the 2006 Warrants that were not amended remained on our balance sheet as a liability as of July 29, 2007. The warrant liability was $38,000 as of January 27, 2008. The total gain on the change in fair value on revaluation of the warrant liability was $0.8 million and $1.8 million in fiscal 2008 and fiscal 2007, respectively.

Based upon the results of their quarterly review procedures for the second quarter of fiscal 2008, our independent registered public accounting firm, requested that the Audit Committee conduct an independent investigation to evaluate more closely the contractual terms and conditions of certain sales transactions and the timing of revenue recognition relative to a shipment made to one customer. The Audit Committee conducted an independent investigation, which revealed certain information, not previously available to senior management that would have modified senior management’s initial determination of revenue recognition for the shipment. As a result of this investigation, we determined that we had a material weakness related to controls over our process of determining revenue recognition as well as adherence to the Company’s code of ethics policy.

The Company has implemented improvements in its internal control over financial reporting to address the material weakness described above. These actions included providing supplemental revenue recognition training to relevant personnel, and providing annual training on our code of ethics policy as well as training on our sub-certification process. In addition, the Company implemented improvements to our sales quote approval, sales order acknowledgement and invoicing processes, and enhanced our records retention procedures related to electronic documents. Based on the control improvements implemented, the material weakness discussed above was remediated and our internal controls were effective as of January 27, 2008. See Part III, Item 9A of this Annual Report of Form 10-K.

Our fiscal year ends on the last Sunday in January. Each of fiscal 2008, 2007 and 2006 consisted of 52 weeks and ended on January 27, 2008, January 28, 2007 and January 29, 2006, respectively.

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

We recognize revenue from non-distributor product sales when the products are shipped to the customer, title has transferred, and no obligations remain. In addition, we require the following criteria to be met before recognizing revenue: (i) execution of a written customer order, (ii) shipment of the product, (iii) fee is fixed or determinable, and (iv) collectibility of the proceeds is probable. Our shipment terms are ex-works shipping point.

For products shipped to distributors, we defer recognition of product revenue until the distributors sell our products to their customers. On occasion, however, we may sell products with “end of life” status to our distributors under special arrangements without any price protection or return privileges. In these situations, we recognize revenue upon transfer of title, typically upon shipment.

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

Results of Operations

Product Revenue

Product revenue was $2.1 million, $0.6 million and $0.9 million in fiscal 2008, 2007 and 2006, respectively. The increase in product revenue in fiscal 2008 compared to fiscal 2007 is primarily due to increased sales of our MiMagic 6+ application processors used in mobile phone and mobile television applications, as well as increased sales of our MiMagic 3 application processors, partially offset by decreased sales of our discontinued 1110 and 1121 companion chips. The decrease in product revenue in fiscal 2007 compared to fiscal 2006 is due to decreased shipments of our MiMagic 3 and MiMagic 5 applications processors, partially offset by increased shipments of our MiMagic 6+ applications processor. We expect that the percentage of our net sales represented by any one product or type of product may change significantly from period to period when new products are introduced and existing products reach the end of their product life cycles.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign manufacturers that sell to United States-based OEMs) accounted for 96%, 77% and 60% of product revenue in fiscal 2008, 2007 and 2006, respectively. During fiscal 2008, 50% of our revenue resulted from the sale of our MiMagic 6+ to Neonode in Sweden for use in mobile phones. Also in fiscal 2008, 20% of our revenue resulted from the sale of our MiMagic 3 application processor to Flextronics (formerly Solectron) for production in Singapore for use in an automated toll-collection system. During fiscal 2007, 34% of our revenues resulted from end of life sales of our 1121 companion chip to Edom Technology Company, a Taiwan distributor. We expect that export sales will continue to represent a significant portion of product revenue. All sales transactions were denominated in United States dollars. The following is a summary of our product revenue by major geographic area based on the invoicing location of each customer:

Year Ended	January 27, 2008	January 28, 2007	January 29, 2006
Sweden	50%	3%	10%
Korea	20%	15%	0%
Singapore	20%	13%	4%
United States	4%	23%	40%
Japan	3%	0%	5%
Hong Kong	1%	0%	0%
England	1%	13%	15%
Malaysia	1%	0%	0%
Taiwan	0%	33%	26%

The following customers accounted for more than 10% of product revenue:

Year Ended	January 27, 2008	January 28, 2007	January 29, 2006
Neonode AB.	50%	*	*
Flextronics Manufacturing	20%	*	*
Sejin Electron Inc.	14%	*	*
Edom Technology Co.**	*	34%	21%
Premier Components Distribution**	*	21%	*
Premier Microelectronics Europe LTD**	*	12%	15%
Exadigm Inc.	*	*	32%

*	represents less than 10% of product revenue
**	customer is a distributor

Licensing Revenue

On September 1, 2005, we granted Sony Corporation of Tokyo, Japan a worldwide, non-exclusive license to all of our patents. In accordance with the agreement, we received revenue of $8.5 million. Among the patents that were licensed to Sony Corporation are those that relate to the use of embedded dynamic random-access-memory (DRAM) technology and on-chip memories in semiconductor integrated circuits. Revenue from Sony accounted for 100% of our license revenue and 91% of our total revenue in fiscal 2006. There was no licensing revenue in fiscal 2008 and fiscal 2007.

During the negotiations that led to the agreement with Sony, NeoMagic was represented by The Consortium for Technology Licensing, Ltd., of Nissequogue, New York (“The Consortium”). NeoMagic and The Consortium continue to explore other opportunities to generate additional revenue from NeoMagic’s patents. However, we cannot assure you that we will be successful in doing so.

Gross Profit

Gross profit was $0.4 million, $48 thousand and $5.6 million in fiscal 2008, 2007, and 2006, respectively. As a percentage of product revenue, gross profit from product revenue was 20%, 8.4% and (2.6%) in fiscal 2008, 2007 and 2006, respectively. The improvement in the gross profit percentage in fiscal 2008 is due to manufacturing overhead costs decreasing as a percentage of revenue due to the significant growth in product revenue in fiscal 2008. Cost of revenue includes stock-based compensation of $23,000 and $20,000 in fiscal 2008 and fiscal 2007, respectively. There was no stock-based compensation in fiscal 2006. The increase in gross profit from fiscal 2007 to fiscal 2008 is primarily due to the increased revenue. Fiscal 2008 was unfavorably impacted by charges of $0.4 million to write-down excess inventory for our MiMagic 6+ applications processor and favorably impacted by the sale of $0.3 million of inventory previously written down. The decrease in gross profit from fiscal 2006 to fiscal 2007 is primarily due to the absence of any licensing revenue in fiscal 2007 and the higher margins attributable to license revenue. Fiscal 2007 gross profit was favorably impacted by the sale of $37,000 of inventory previously written down, partially offset by charges to write-down excess inventory of $12,000. Gross profit for fiscal 2006 reflects licensing revenue of $8.5 million partially offset by the cost of licensing revenue of $2.9 million, which includes legal and other expenses and a commission payment to The Consortium of approximately $2.8 million. Gross profit on license revenues was 66.3% of license revenue in fiscal 2006. Overall gross profit for fiscal 2006 was unfavorably impacted by charges of $0.2 million to write-down excess inventory primarily for our MiMagic 5 applications processor and favorably impacted by the sale of $0.1 million of inventory previously written down.

In the future, our gross margin percentages may be affected by the mix of product revenue and licensing revenue, increased competition and related decline in unit average product selling prices (particularly with respect to older generation products), changes in the mix of products sold, timing of volume shipments of new products, the availability and cost of products from our suppliers, inventory write-downs, and manufacturing yields (particularly on new products).

Research and Development Expenses

Research and development expenses are primarily directed to development for the mobile television, wireless IP camera, and multimedia-enriched handsets markets. Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $11.8 million, $13.8 million, and $12.4 million in fiscal 2008, 2007 and 2006, respectively. These expenses include stock based compensation of $0.9 million, $0.9 million and $0.3 million in fiscal 2008, 2007 and 2006, respectively. We have made, and intend to continue to make, significant investments in research and development to remain competitive by developing new and enhanced products to serve our identified markets. The decrease in research and development expenses in fiscal 2008 from fiscal 2007 is primarily related to decreased mask set purchase costs of $0.6 million, decreased depreciation expense of $0.6 million, decreased compensation costs of $0.4 million and decreased patent-related expenses of $0.3 million. The increase in fiscal 2007 from fiscal 2006 of $1.4 million is primarily related to increased stock-based compensation costs of $0.6 million as a result of the adoption of SFAS 123(R) in the first quarter of fiscal 2007. In addition, the increase in fiscal 2007 reflects increased mask set purchase costs of $0.4 million, increased labor costs of $0.2 million and increased patent-related expenses of $0.2 million.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $7.1 million, $6.1 million, and $6.9 million in fiscal 2008, 2007, and 2006, respectively. These expenses include stock-based compensation of $0.8 million, $0.5 million, and $0.2 million in fiscal 2008, 2007, and 2006, respectively. The increase in sales, general and administrative expenses in fiscal 2008 is mainly due to costs of $0.4 million associated with the independent investigation initiated by our Audit Committee (please see Item 9A-, “Controls and Procedures” for further discussion), increased stock-based compensation costs of $0.3 million and increased employee recruiting costs of $0.2 million. Sales, general and administrative expenses decreased in fiscal 2007 primarily due to decreased compensation costs of $0.3 million due to reduced headcount, decreased professional service costs of $0.4 million, decreased audit and tax accounting fees of $0.2 million and decreased cost of circuit boards used to demonstrate NeoMagic products of $0.1 million partially offset by increased stock-based compensation costs of $0.3 million as a result of the adoption of SFAS 123(R) in the first quarter of fiscal 2007.

Gain on Sale of Patents

In the second quarter of fiscal 2007, NeoMagic completed the sale of four of our patents to Samsung Electronics Co. Ltd. for net proceeds of approximately $1.0 million after payment of expenses related to the negotiation of the patent purchase agreement.

In the first quarter of fiscal 2006, NeoMagic completed the sale of selected patents to Faust Communications, LLC, a private company, for net proceeds of approximately $3.5 million after payment of expenses of approximately $1.0 million. The Company has no ongoing obligations associated with either transaction.

The patents sold in these two transactions relate to products no longer sold by NeoMagic and not to products that NeoMagic currently sells or plans to sell. NeoMagic retains a worldwide, non-exclusive license under the patents sold.

These patent sales did not include several of NeoMagic’s important patents covering embedded DRAM technology or any of the unique array processing technology used in NeoMagic’s MiMagic 6+ and NeoMobileTV products.

On February 15, 2008 (subsequent to fiscal 2008), we completed the sale of an additional 18 patents, which included our embedded DRAM patents, and a patent application to Faust Communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non- exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products.

During each of the foregoing patent sales negotiations, NeoMagic was represented by The Consortium, a company whose CEO served on the board of NeoMagic until December 2004. On March 28, 2005, NeoMagic entered into an amended and restated Patent Licensing Agreement with the Consortium governing the relationship between the two parties.

Stock-Based Compensation

Stock-based compensation expense was $1.8 million, $1.5 million and $0.5 million in fiscal 2008, 2007 and 2006, respectively. Stock-based compensation expense recorded in cost of revenues, research and development expenses and sales, general and administrative expenses for fiscal 2008 and fiscal 2007 represents the amortization of the fair value of share-based payments made to employees, members of our board of directors and other service providers in the form of stock options and purchases under the employee stock purchase plan, as we adopted the provision of SFAS No. 123(R) on the first day of fiscal 2007. The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the requisite service period.

We elected to adopt the modified prospective method as provided by SFAS No. 123(R). Accordingly, for fiscal 2008 and fiscal 2007, we accounted for stock compensation under SFAS No. 123(R), while for fiscal 2006 we accounted for stock compensation under Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees.” In fiscal 2006, we recorded amortization of deferred stock compensation of $0.5 million for deferred compensation recorded for the difference between the fair value of common stock at the date of grant and the option exercise price. Under SFAS No. 123(R), however, we recorded compensation expense for all share-based payments made to employees based on the fair value at the date of the grant. Therefore, stock-based compensation for fiscal 2008 and fiscal 2007 was not comparable to fiscal 2006.

Interest Income and Other

We earn interest on our cash and short-term investments. Interest income and other was $0.5 million, $0.9 million and $0.7 million in fiscal 2008, 2007 and 2006, respectively. The decrease in fiscal 2008 from fiscal 2007 is primarily due to lower average cash and short-term investment balances. The increase in fiscal 2007 from fiscal 2006 was primarily due to increased interest rates.

Interest Expense

Interest expense was $0.1 million, $0.4 million, and $2.6 million in fiscal 2008, 2007 and 2006, respectively. The decrease in fiscal 2008 from fiscal 2007 is primarily due to the $273,000 of offering costs recorded as interest expense in fiscal 2007. Interest expense in fiscal 2008 represents interest expense on our capital leases (See Note 6 of Notes to Consolidated Financial Statements). The decrease in fiscal 2007 from fiscal 2006 is primarily due to interest expense recorded in fiscal 2006 related to our Mandatorily Redeemable Series B Convertible Preferred Stock. Interest expense recorded in fiscal 2007 represents interest on our capital leases and offering costs associated with our December 6, 2006 financing of $273,000 that were allocated to the warrants (See Note 9- Warrant Liability of Notes to Consolidated Financial Statements). Interest expense recorded in fiscal 2006 represents interest on our capital leases and interest expense of $2.0 million for accretion related to our Mandatorily Redeemable Series B Convertible Preferred Stock and interest expense recorded for the previously unrecognized debt discount upon the conversion of Mandatorily Redeemable Series B Preferred Stock in December 2005.

Gain from Change in Fair Value on Revaluation of Warrant Liability

The company recorded a gain of $0.8 million in fiscal 2008 and a gain of $1.8 million in fiscal 2007 for the change in fair value on revaluation of its warrant liability associated with its warrants issued on December 6, 2006. The Company is required to revalue the 2006 Warrants at the end of each reporting period with the change in value reported in the statement of operations as a “gain (loss) from change in fair value of warrant liability” in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model (see Note 9- Warrant Liability of Notes to Consolidated Financial Statements). Following the warrant exchange described above in “Overview”, the number of 2006 Warrants subject to quarterly reevaluation has decreased from warrants to purchase 1,250,000 shares to a warrant to purchase 50,000 shares, which has the effect of decreasing the magnitude of any future reevaluations.

Income Taxes

We recorded a tax benefit of $454 thousand, which consisted of a reduction in income tax payable of $480 thousand for the settlement of an income tax assessment with the State of Texas, foreign income taxes, accrued interest and penalties on state and foreign tax liabilities, and an increase in tax reserves. Our effective tax (benefit) rate was (2.6%) in fiscal 2008, 0.8% in fiscal 2007, and (22.9%) in fiscal 2006. In fiscal 2008, the tax rate differed from the statutory rate due primarily to an increase in our valuation allowance. Realization of our deferred tax assets, which have a full valuation allowance, depends on us generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. Due to the uncertainty of the timing and amount of such realization, the management has concluded that a full valuation allowance is required as of January 27, 2008.

The earnings from foreign operations in India are currently tax exempt pursuant to a tax holiday effective through March 31, 2009, which provides for some tax relief if certain conditions are met. We believe that we continued to be in compliance with these conditions at January 27, 2008.

Liquidity and Capital Resources

Our cash, cash equivalents and short-term investments were $1.5 million, $20.5 million, and $26.7 million as of the end of fiscal 2008, 2007 and 2006, respectively. The decrease in cash, cash equivalents, and short-term investments from January 28, 2007 to January 27, 2008 stems primarily from our operating loss. The decrease in cash, cash equivalents, and short-term investments from January 29, 2006 to January 28, 2007 stems primarily from our operating loss, partially offset by the December 2006 sale and issuance of common stock and warrants for net proceeds of $10.5 million and from the gain on the sale of patents of $1.0 million.

Cash and cash equivalents used in operating activities were $18.4 million, $16.7 million and $9.9 million in fiscal 2008, 2007 and 2006, respectively. The cash used in operating activities in fiscal 2008 was primarily due to the net loss of $16.7 million, the non-cash gain from the change in fair value of the warrant liability of $0.8 million, the non-cash reversal of a provision for tax liability of $0.5 million, an increase in inventory of $2.7 million due to the build up of MiMagic 6+ and NeoMobileTV inventory in advance of expected orders and an increase in accounts receivable of $0.5 million due to increased product revenue. These increases were partially offset by non-cash stock-based compensation of $1.8 million and non-cash depreciation of $1.0 million. The cash used in operating activities in fiscal 2007 was primarily due to the net loss of $16.5 million, the change in fair value on revaluation of warrant liability of $1.8 million, the gain on the sale of patents of $1.0 million, and increases in inventory of $0.9 million to build up MiMagic 6+ inventory in advance of expected orders. These increases were partially offset by non-cash depreciation of $1.6 million and non-cash stock-based compensation of $1.5 million. The cash used in operating activities in fiscal 2006 was primarily due to the net loss of $9.3 million, the gain on sale of patents of $3.5 million and decrease in income taxes payable of $2.8 million, partially offset by non-cash depreciation, amortization and accretion of $3.7 million, and increases in accounts payable and other liabilities of $0.8 million.

Net cash provided by (used in) investing activities was $3.3 million, $(3.0) million and $19.2 in fiscal 2008, 2007 and 2006, respectively. Net cash provided by investing activities in fiscal 2008 is primarily due to net maturities of short-term investments of $3.5 million, partially offset by purchases of property, plant and equipment of $0.2 million. Net cash used in investing activities in fiscal 2007 is primarily due to net purchases of short-term investments of $4.0 million, partially offset by proceeds from the sale of patents of $1.0 million. Net cash provided by investing activities in fiscal 2006 is primarily due to net maturities of short-term investments of $16.1 million and proceeds from the sale of patents of $3.5 million. Continued operation of our business may require higher levels of capital equipment purchases, technology investments, foundry investments and other payments to secure manufacturing capacity. The timing and amount of future investments will depend primarily on the level of our future revenues.

Net cash provided by (used in) financing activities was $(0.4) million, $9.5 million and $8.5 million in fiscal 2008, 2007 and 2006, respectively. The net cash used in financing activities for fiscal 2008 was due to payments on capital lease obligations of $0.9 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $0.5 million. In fiscal 2007, we completed a sale of our common stock and warrants for net proceeds of $10.5 million. The net cash provided by financing activities in fiscal 2007 was primarily due to the net proceeds from this financing, partially offset by payments on capital lease obligations of $1.5 million. In fiscal 2006, we completed a sale of our common stock and warrants for net proceeds of $8.4 million. In connection with the fiscal 2007 offering described above, the anti-dilution adjustments in the 2005 Warrants were triggered. As a result, the 2005 Warrants are now exercisable for 863,199 shares at an exercise price of $7.82 per share. The net cash provided by financing activities in fiscal 2006 was due to the net proceeds from this financing of $8.4 million and the proceeds from the issuance of common stock under employee stock plans of $1.6 million partially offset by payments on capital lease obligations of $1.5 million.

At January 27, 2008, our principal sources of liquidity included cash, cash equivalents and short-term investments of $1.5 million. We do not believe our current cash, cash equivalents and short-term investments will satisfy our projected cash requirements through at least the next 12 months and there is substantial doubt about the Company’s ability to continue as a going concern. On February 15, 2008, we completed the sale of selected patents and a patent application for net proceeds of $9.5 million. However, we expect we will still need to raise additional capital to fund future operating activities through January 25, 2009. If we experience a material shortfall versus our plan, we expect to take appropriate actions to maximize the value of the Company. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all. Beyond fiscal 2009, the adequacy of our resources will depend largely on our ability to complete additional financing and our success in achieving positive operating cash flows and profitability.

Our lease for our headquarters in Santa Clara, California expires in April 2010. We lease offices in Israel and India under operating leases that expire in September 2008 and in December 2008, respectively. In December 2006, we amended a sublease agreement to extend the term for the sub-lease of 10,000 square feet of our Santa Clara facility to a third party through October 2008 and increase the monthly rent that we receive from $12,000 to $16,500 per month.

We lease certain software licenses under capital leases. Refer to Note 6, Obligations under Capital Leases, of Notes to Consolidated Financial Statements for additional information.

Contractual Obligations

The following summarizes our contractual obligations at January 27, 2008, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2009	2010	2011	2012	2013	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases (1)	$1,244	$1,100	$277	$—	$—	$—	$2,621
Capital leases	354	354	—	—	—	—	708
Design tool software licenses	428	285	—	—	—	—	713
Texas tax return audit settlement (2)	218	—	—	—	—	—	218
Non-cancelable purchase orders	167	—	—	—	—	—	167

Total contractual cash obligations	$2,411	$1,739	$277	$—	$—	$—	$4,427

(1)	Net of sublease income for sub-leasing 10,000 square feet in the Company’s Santa Clara facility though October 2008 for $16,500 per month.
(2)	During fiscal 2008 NeoMagic Corporation accepted a Joint Motion to Dismiss with the State of Texas in resolution of the state’s on-going tax return audit. Pursuant to this motion, total tax, penalty, and accrued interest related to the settlement liability due to the State of Texas as of January 27, 2008 totaled $218,028. This amount excludes other liabilities under FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes”, as we are unable to reasonably estimate the ultimate amount or timing of settlement. See Note 3, “Income Taxes,” in the Notes to Consolidated Financial Statements for further discussion.

Off-Balance Sheet Arrangements

As of January 27, 2008, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

The information regarding recent accounting pronouncements set forth in Note 1 of the Notes to Consolidated Financial Statements is herby incorporated by reference into this Item 7 of Part II.

Impact of Currency Exchange Rates

In fiscal 2008, all of our payments made to our suppliers and all of our payments received from our customers were denominated in U.S. dollars. We have in the past and may in the future enter into foreign currency forward contracts to minimize short-term foreign currency fluctuation exposures related to firm purchase commitments. We do not use derivative financial instruments for speculative or trading purposes. Our accounting policies for these instruments are based on our designation of such instruments as hedging transactions. The criteria we use for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions.

Notwithstanding the measures we have adopted, due to the unpredictability and volatility of currency exchange rates and currency controls, we cannot assure you that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

In the past, we purchased wafers in Japanese yen and used foreign currency forward exchange contracts and options to minimize short-term foreign currency fluctuation exposures related to these purchases. We did not have any foreign currency forward contracts in fiscal 2008, 2007 and 2006. The Company does not use derivative financial instruments for speculative or trading purposes.

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

The table below summarizes our investment portfolio. The table includes cash and cash equivalents, short-term investments, and related average interest rates. Principal (notional) amounts as of January 27, 2008 and January 28, 2007 maturing in fiscal 2009 and fiscal 2008, respectively, are as follows:

	Fair Value
(in thousands, except percentages)	January 27, 2008	January 28, 2007
	Taxable	Taxable
Cash and cash equivalents	$964	$16,468
Weighted average interest rate	3.21%	4.92%
Short-term investments	500	4,014
Weighted average interest rate	5.24%	5.34%

Total cash, cash equivalents and short-term investments	$1,464	$20,482

Interest earned on non-taxable investments is subject to preferential tax treatment under the Internal Revenue Code. We did not have any non-taxable investments as of January 27, 2008 and January 28, 2007.

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. At January 27, 2008, our cash and cash equivalents earned interest at an average rate of 3.9%. Due to the short-term nature of our investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at January 27, 2008, with consistent cash balances, interest income would be adversely affected by approximately $1,000 per quarter. We do not use our investment portfolio for trading or other speculative purposes.

Investment in Marketable Securities

In January 2006, the Company made a $200 thousand minority equity investment in Neonode, Inc. (“Neonode”), which at the time was a privately held mobile telephone company. In August 2007, Neonode merged with a subsidiary of SBE, Inc. (“SBE”), and our Neonode stock was exchanged in the merger for SBE stock. SBE which is publicly traded on the Nasdaq Capital Market, changed its name to Neonode, Inc. and its stock symbol to “NEON”. Upon the merger of SBE and Neonode, the Company’s investment converted into approximately 127,000 shares of Neonode common stock. The investment is classified as an available-for-sale security and had a fair value on January 27, 2008 of $471 thousand, which included a gross unrealized gain of $271 thousand.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
	(in thousands, except per share data)
Product revenue	$2,083	$572	$862
Licensing revenue	—	—	8,490

Total revenue	2,083	572	9,352

Cost of product revenue	1,666	524	884
Cost of licensing revenue	—	—	2,861

Total cost of revenue	1,666	524	3,745
Gross profit	417	48	5,607

Operating expenses:
Research and development	11,762	13,763	12,403
Sales, general and administrative	7,066	6,080	6,916
Gain on sale of patents, net	—	(1,044)	(3,481)

Total operating expenses	18,828	18,799	15,838
Loss from operations	(18,411)	(18,751)	(10,231)
Interest income and other	469	915	724
Interest expense	(66)	(381)	(2,569)
Gain from change in fair value on revaluation of warrant liability	829	1,835	—

Loss before income taxes	(17,179)	(16,382)	(12,076)

Income tax provision (benefit)	(454)	137	(2,770)

Net loss	$(16,725)	$(16,519)	$(9,306)

Basic and diluted net loss per share	$(1.35)	$(1.65)	$(1.32)

Weighted common shares outstanding for basic and diluted	12,356	10,015	7,074

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEOMAGIC CORPORATION

CONSOLIDATED BALANCE SHEETS

	January 27, 2008	January 28, 2007
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$964	$16,468
Short-term investments	500	4,014
Accounts receivable, less allowance for doubtful accounts of $0 at January 27, 2008 and January 28, 2007	529	65
Inventory	3,715	1,068
Prepaid and other current assets	426	397

Total current assets	6,134	22,012
Property, plant and equipment, net	692	1,494
Long-term prepaid assets	74	162
Long-term investments	471	200
Other assets	242	222

Total assets	$7,613	$24,090

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,448	$1,662
Compensation and related benefits	1,057	1,017
Income taxes payable	583	1,112
Current portion of capital lease obligations	316	866
Warrant liability	38	3,853
Other accruals	196	100

Total current liabilities	3,638	8,610
Capital lease obligations	339	655
Other long-term liabilities	89	148
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $.001 par value:
Authorized shares—2,000,000
Issued and outstanding shares – none at January 27, 2008 and January 28, 2007	—	—
Common stock, $.001 par value: Authorized shares—100,000,000 Issued and outstanding shares – 12,455,779 at January 27, 2008 and 12,271,499 at January 28, 2007	39	39
Additional paid-in-capital	122,071	116,850
Accumulated other comprehensive income (loss)	271	(2)
Accumulated deficit	(118,834)	(102,210)

Total stockholders’ equity	3,547	14,677

Total liabilities and stockholders’ equity	$7,613	$24,090

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
	(in thousands)
Operating activities
Net loss	$(16,725)	$(16,519)	$(9,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,008	1,595	1,667
Amortization and accretion	—	—	2,029
Gain on sale of patents	—	(1,044)	(3,481)
Gain from change in fair value on revaluation of warrant liability	(829)	(1,835)	—
Reversal of provision for tax liability	(480)	—	—
Net write-downs (reserve releases) on inventory	101	(25)	133
Offering costs from financing allocated to warrants and charged to interest expense	—	273	—
Stock-based compensation	1,761	1,458	500
Changes in operating assets and liabilities:
Accounts receivable	(464)	(56)	3
Inventory	(2,748)	(872)	72
Prepaid and other current assets	(29)	484	(10)
Long-term prepaid and other assets	68	28	422
Accounts payable	(214)	(73)	651
Compensation and related benefits	40	(7)	7
Income taxes payable	52	53	(2,792)
Other accruals and other long-term liabilities	37	(165)	188

Net cash used in operating activities	(18,422)	(16,705)	(9,917)

Investing activities
Proceeds from sale of patents	—	1,044	3,481
Purchases of property, plant and equipment	(206)	(65)	(200)
Purchase of long-term investment	—	—	(200)
Purchases of short-term investments	(4,485)	(6,470)	(63,096)
Maturities of short-term investments	8,001	2,456	79,192

Net cash provided by (used in) investing activities	3,310	(3,035)	19,177

Financing activities
Payments on capital lease obligations	(866)	(1,526)	(1,457)
Net proceeds from common stock with warrants financing	—	10,476	8,350
Net proceeds from issuance of common stock, net of repurchases	474	563	1,598

Net cash provided by (used in) financing activities	(392)	9,513	8,491

Net increase (decrease) in cash and cash equivalents	(15,504)	(10,227)	17,751
Cash and cash equivalents at beginning of year	16,468	26,695	8,944

Cash and cash equivalents at end of year	$964	$16,468	$26,695

Supplemental schedules of cash flow information
Cash paid during the year for:
Interest	$66	$124	$229
Taxes paid	$28	$29	$25

Supplemental disclosure of non-cash financing activities:

During July 2007, the Company reclassified a warrant liability to equity in the amount of $3.0 million for amended warrants (see Note 9)

During the fourth quarter of fiscal 2007, the Company entered into a new capital lease in the amount of $0.9 million, replacing an existing lease set to expire.

In December 2005, the Series B Convertible Preferred Stock was converted by the holder into 869,565 shares of the Company’s Common Stock.

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEOMAGIC CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid - In- Capital	Deferred Stock Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands, except share data)
Balance at January 30, 2005	6,646,342	$33	$95,606	$(1,280)	$(14)	$(76,385)	$17,960
Issuance of common stock under stock option plan	363,609	—	1,295	—	—	—	1,295
Issuance of common stock under employee stock purchase plan	138,214	—	303	—	—	—	303
Reduction of unamortized deferred compensation on unvested options due to employee terminations	—	—	(348)	348	—	—	—
Amortization of deferred stock compensation	—	—	34	401	—	—	435
Stock compensation for non-employee stock options	—	—	65	—	—	—	65
Conversion of mandatorily redeemable preferred stock into common stock	869,565	1	4,999	—	—	—	5,000
Proceeds from issuance of common stock with detachable warrants, net of transaction costs of $650	1,500,000	2	8,348	—	—	—	8,350
Components of comprehensive loss:
Net loss	—	—	—	—	—	(9,306)	(9,306)
Change in unrealized gain on investments	—	—	—	—	12	—	12

Total comprehensive loss	—	—	—	—	—	—	(9,294)

Balance at January 29, 2006	9,517,730	$36	$110,302	$(531)	$(2)	$(85,691)	$24,114
Issuance of common stock under stock option plan	91,869	—	159	—	—	—	159
Issuance of common stock under employee stock purchase plan	161,900	—	404	—	—	—	404
Stock-based compensation	—	—	1,458	—	—	—	1,458
Reversal of deferred compensation balance upon adoption of FAS 123R	—	—	(531)	531	—	—	—
Proceeds from issuance of common stock with detachable warrants, net of transaction costs of $974	2,500,000	3	10,473	—	—	—	10,476
Fair value of warrant liability	—	—	(5,688)	—	—	—	(5,688)
Transaction costs allocated to warrants	—	—	273	—	—	—	273
Components of comprehensive loss:
Net loss	—	—	—	—	—	(16,519)	(16,519)
Change in unrealized gain on investments	—	—	—	—	—	—	—

Total comprehensive loss	—	—	—	—	—	—	(16,519)

Balance at January 28, 2007	12,271,499	$39	$116,850	$—	$(2)	$(102,210)	$14,677
Issuance of common stock under stock option plan	59,473	—	99	—	—	—	99
Issuance of common stock under employee stock purchase plan	124,807	—	375	—	—	—	375
FIN 48 adoption adjustment for a decrease in liability for unrecognized tax benefits	—	—	—	—	—	101	101
Stock-based compensation expense	—	—	1,761	—	—	—	1,761
Reclassification of warrant liability to equity for amended warrants	—	—	2,986	—	—	—	2,986
Components of comprehensive loss:
Net loss	—	—	—	—	—	(16,725)	(16,725)
Change in unrealized gain on investments	—	—	—	—	273	—	273

Total comprehensive loss	—	—	—	—	—	—	(16,452)

Balance at January 27, 2008	12,455,779	$39	$122,071	$—	$271	$(118,834)	$3,547

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

The Company incurred significant net losses and negative cash flows from operations during each of the past several fiscal years and had working capital of $2.5 million at January 27, 2008, down from $13.4 million at January 28, 2007. At January 27, 2008, the Company’s principal sources of liquidity included cash, cash equivalents and short-term investments of $1.5 million. While a forecast of future events is inherently uncertain, the Company does not believe its current cash, cash equivalents and short-term investments will satisfy its projected cash requirements through the next twelve months and there exists substantial doubt about the Company’s ability to continue as a going concern. If the Company experiences a material shortfall versus its plan for fiscal 2009, it expects to take all appropriate actions to ensure the continuing operation of its business and to mitigate any negative impact on its cash position. The Company believes it can take actions to achieve further reductions in its operating expenses, if necessary. The Company also believes that it can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. In the first quarter of fiscal 2009, the Company sold certain patents for net proceeds of approximately $9.5 million. We cannot assure you that additional financing will be available on acceptable terms or at all. Beyond fiscal 2009, the adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in re-establishing profitable operations and positive operating cash flows.

Basis of Presentation

For all periods presented, share and per share information in these consolidated financial statements and notes have been adjusted to reflect the Company’s 1-for-5 reverse stock split effective after the close of market on August 12, 2005.

The Company’s fiscal year ends on the last Sunday in January. Fiscal 2008, 2007, and 2006 each consisted of 52 weeks and ended on January 27, 2008, January 28, 2007 and January 29, 2006, respectively.

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

Reclassifications

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

The Company recognizes revenue from non-distributor product sales when the products are shipped to the customer, title has transferred, and no obligations remain. In addition, the Company requires the following criteria to be met before recognizing revenue: (i) execution of a written customer order, (ii) fee is fixed or determinable, and (iii) collectibility of the proceeds is probable. The Company’s shipment terms are generally ex-works shipping point.

With respect to products shipped to distributors, the Company defers recognition of product revenue until the distributors sell its products to their customers. On occasion, however, the Company may sell products with “end of life” status to its distributors under special arrangements without any price protection or return privileges. When this occurs, the Company recognizes revenue upon transfer of title, typically upon shipment, assuming that the other criteria noted above are met.

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

Cash, Cash Equivalents, Short-term Investments and Long-Term Investments

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of January 27, 2008 and January 28, 2007, and consists of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
January 27, 2008
Cash and cash equivalents:
Money market funds	$533	$—	$533
Commercial paper	—	—	—
Bank accounts	431	—	431

Total	$964	$—	$964

Short-term investments:
Certificate of deposit	$—	$—	$—
Commercial paper	—	—	—
U.S. Government agencies	500	—	500

Total	$500	$—	$500

Long-term investments:
Equity securities	$200	$271	$471

Total	$200	$271	$471

	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
January 28, 2007
Cash and cash equivalents:
Money market funds	$107	$—	$107
Commercial paper	14,562	—	14,562
Bank accounts	1,799	—	1,799

Total	$16,468	$—	$16,468

Short-term investments:
Certificate of deposit	$1,505	$(1)	$1,504
Commercial paper	987	—	987
U.S. Government agencies	1,524	(1)	1,523

Total	$4,016	$(2)	$4,014

Long-term investments:
Equity securities	$200	$—	$200

Total	$200	$—	$200

Investment in Marketable Securities

In January 2006, the Company made a $200 thousand minority equity investment in Neonode, Inc. (“Neonode”), a then privately held mobile telephone company. In August 2007, the merger of Neonode with a subsidiary of SBE, Inc. (“SBE”) became effective. Effective upon the merger, SBE changed its name to Neonode, Inc. and is publicly traded on the Nasdaq Stock Exchange (“NEON”). Upon the merger of SBE and Neonode, the Company’s investment converted into approximately 127,000 shares of Neonode common stock. The investment is classified as an available for sale security and had a fair value on January 27, 2008 of $471 thousand, which included a gross unrealized gain of $271 thousand.

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

	January 27, 2008	January 28, 2007
	(in thousands)
Raw materials	$2,078	$254
Work in process	—	239
Finished goods	1,637	575

Total	$3,715	$1,068

Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets, consisting primarily of property, plant and equipment in the fourth quarter of each fiscal year, and whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decline in the Company’s market value, significant reductions in projected future cash flows or gross margins, or macroeconomic factors, including a prolonged economic downturn. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company will be required to write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including gross profit margins, long-term forecasts of the amount and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of the Company’s tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized upon liquidation. Changes in these estimates could have a material adverse effect on the assessment of the Company’s long-lived assets, thereby requiring the Company to write down the assets.

Property, Plant and Equipment

Property, plant and equipment are stated at cost, net of accumulated depreciation and amortization. Depreciation and amortization are provided on a straight-line basis over the estimated useful lives of the respective assets, generally three to five years or, in the case of property under capital leases, over the lesser of the useful life of the assets or lease term.

Property, plant and equipment consist of the following (in thousands):

Fiscal year ended	January 27, 2008	January 28, 2007
Property, plant and equipment:
Computer equipment and software	$6,411	$11,499
Furniture and fixtures	1,770	1,728
Machinery and equipment	1,194	1,500

Total	9,375	14,727
Less accumulated depreciation and amortization	(8,683)	(13,233)

Property, plant and equipment, net	$692	$1,494

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated but unidentified issues based on historical activity. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant for fiscal 2008, 2007, and 2006.

Concentration of Credit Risk

The Company sells its products to manufacturers of mobile phones and other handheld devices. The Company performs continuing credit evaluations of its customers and, generally, does not require collateral. Letters of credit may be required from its customers in certain circumstances.

Net Loss per Share

Net loss per share represents the weighted average common shares outstanding during the period and excludes any dilutive effects of options, warrants and convertible securities. The dilutive effects of options, warrants and convertible securities are included in diluted earnings per share in profitable periods, but are excluded in loss periods.

Comprehensive Loss

Unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive loss and reported separately in stockholders’ equity.

Comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive loss on available-for-sale securities. Net comprehensive loss for each of the three years ended January 27, 2008, January 28, 2007 and January 29, 2006 is as follows (in thousands):

Year ended	January 27, 2008	January 28, 2007	January 29, 2006
Net loss	$(16,725)	$(16,519)	$(9,306)
Net change in unrealized gain/loss on available for sale securities	273	—	12

Comprehensive loss	$(16,452)	$(16,519)	$(9,294)

Total accumulated other comprehensive gain (loss) was $271,000 at January 27, 2008 and ($2,000) at January 28, 2007. Accumulated other comprehensive loss consists entirely of unrealized losses on available-for-sale securities.

Research and Development Costs

Research and development costs are charged to expense when incurred.

Shipping and Handling Costs

The Company’s shipping terms are generally ex-works shipping point and our customers are responsible for paying all shipping and handling costs directly to the shipping company.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were immaterial in fiscal 2008, 2007 and 2006.

Stock-Based Compensation

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

The following table illustrates the pro forma effect on net loss and loss per share if the Company had applied the fair value recognition method in accordance with SFAS 123 (in thousands, except per share data):

Year Ended	January 29, 2006
Net loss, as reported	$(9,306)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	500
Less: Total stock-based compensation expense determined under the fair value method for all awards, net of related tax effects	(5,131)

Pro forma net loss	(13,937)

Reported basic and diluted loss per share	$(1.32)

Pro forma basic and diluted loss per share	$(1.97)

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

At January 27, 2008, the Company had several stock-based employee compensation plans, including stock option plans and employee stock purchase plans. See Note 4 of the Notes to the Consolidated Financial Statements for description of the plans operated by the Company.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 157, or SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring fair value and expands disclosures about fair value measurements. The changes to current practice resulting from the application of SFAS No. 157 relate to the definition of fair value, the methods used to measure fair value, and the expanded disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. However, in December 2007, the FASB issued a proposed staff position that delayed the effective date of SFAS No. 157 for non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008. We are required to adopt the provisions of SFAS No. 157 beginning with our fiscal quarter ending April 27, 2008 related to financial assets and liabilities. We do not believe the adoption of SFAS No. 157 will have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, or SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure certain financial instruments and certain other items at fair value. The standard requires that unrealized gains and losses on items for which the fair value option has been elected be reported in earnings. We are required to adopt the provisions of SFAS No. 159 beginning with our fiscal quarter ending April 27, 2008. We do not believe the adoption of SFAS No. 159 will have a material impact on our consolidated financial position, results of operations or cash flows.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 07-3, or EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. EITF 07-3 requires non-refundable advance payments for goods and services to be used in future research and development activities to be recorded as an asset and the payments to be expensed when the research and development activities are performed. We are required to adopt the provisions of EITF 07-3 beginning with our fiscal quarter ending April 27, 2008. The adoption of EITF 07-3 is not expected to have a significant impact on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), or SFAS No. 141(R), Business Combinations. Under SFAS No. 141(R), an entity is required to recognize the assets acquired, liabilities assumed, contractual contingencies, and contingent consideration at their fair value on the acquisition date. It further requires that acquisition-related costs be recognized separately from the acquisition and expensed as incurred, restructuring costs generally be expensed in periods subsequent to the acquisition date, and changes in accounting for deferred tax asset valuation allowances and acquired income tax uncertainties after the measurement period impact income tax expense. In addition, acquired in-process research and development, or IPR&D is capitalized as an intangible asset and amortized over its estimated useful life. We are required to adopt the provisions of SFAS No. 141(R) beginning with our fiscal quarter ending April 26, 2009. The adoption of SFAS No. 141(R) is expected to change our accounting treatment for business combinations on a prospective basis beginning in the period it is adopted.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, or SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51. SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating this standard and therefore has not yet determined the impact that the adoption of SFAS 160 will have on its consolidated financial position, results of operations and cash flows.

2. LOSS PER SHARE

Per share information is as follows:

Year Ended	January 27, 2008	January 28, 2007	January 29, 2006
	(in thousands, except per share data)
Numerator:
Net loss	$(16,725)	$(16,519)	$(9,306)

Denominator:
Denominator for basic and diluted loss per share—weighted-average outstanding shares	12,356	10,015	7,074
Basic and diluted loss per share	$(1.35)	$(1.65)	$(1.32)

For fiscal years 2008, 2007 and 2006, basic loss per share equals diluted loss per share due to the net loss for the year. During fiscal 2008, 2007 and 2006, the Company excluded options, warrants and convertible instruments to purchase 4,196,329, 2,271,014 and 2,168,601 shares of common stock, respectively, from the diluted loss per share computation because the effect was anti-dilutive for these fiscal years.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INCOME TAXES

Loss before taxes and the provision (benefit) for income taxes in fiscal 2008, 2007 and 2006 consists of the following:

Year Ended	January 27, 2008	January 28, 2007	January 29, 2006
	(in thousands)
Income (loss) before taxes
U. S.	$(16,368)	$(16,139)	$(12,589)
Foreign	(811)	(243)	513

Total loss before taxes	$(17,179)	$(16,382)	$(12,076)

Provision (benefit) for taxes
Current:
U.S.	$(466)	$36	$26
Foreign	12	101	(2,796)

Total provision (benefit) for income taxes	$(454)	$137	$(2,770)

The Company’s income tax provision (benefit) differs from the federal statutory rate of 35% due to the following:

Year Ended	January 27, 2008	January 28, 2007	January 29, 2006
	(in thousands except percentages)
Pre-tax loss	$(17,179)	$(16,382)	$(12,076)
Federal statutory rate	35%	35%	35%

Expected benefit	(6,013)	(5,734)	(4,227)
Foreign taxes	124	82	25
Tax reserves	(415)	53	(2,795)
Accretion of interest on debentures	—	—	710
Net operating loss not currently benefited	5,926	5,698	3,530
R&D credit (Federal)	(125)	—	—
Other	49	38	(13)

Provision (benefit) for income taxes	$(454)	$137	$(2,770)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Year Ended	January 27, 2008	January 28, 2007
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$46,794	$38,024
Research and development credit	8,167	9,846
Acquisition costs	1,920	1,907
Reserves and accruals	1,434	1,210
Capitalized research and development	1,837	2,369
Other	316	579

Total deferred tax assets	60,468	53,935
Valuation allowance	$(60,468)	$(53,935)

Net deferred tax assets	—	—

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. At January 27, 2008, the Company has provided a valuation allowance of $60.5 million equal to its total deferred tax assets due to uncertainties surrounding their realization. The valuation allowance increased by $6.5 million, $7.2 million, and $4.6 million in fiscal 2008, 2007 and 2006, respectively.

As of January 27, 2008, the Company had net operating loss carryforwards for federal income tax purposes of approximately $115.8 million. The federal net operating loss will expire in fiscal years beginning in 2023. The Company also had research and development credit carryforwards for federal income tax purposes of approximately $2.9 million, which expire in fiscal years beginning in 2028. In addition, the Company had net operating losses and research and development tax credits for state income tax purposes of approximately $108.7 million and $5.3 million, respectively. The state net operating loss will expire in the years beginning in 2013, and the state research and development tax credits will not expire.

The earnings from foreign operations in India are currently tax exempt pursuant to a tax holiday effective through March 31, 2009. The incentive provides for some tax relief if certain conditions are met. The Company believes that it continued to be in compliance with these conditions at January 27, 2008.

The Company believes an ownership change, as defined under Section 382 of the Internal Revenue Code, may exist and is currently analyzing the ownership change to determine the limitations on the Company’s ability to utilize net operating loss and tax credit carryforwards under Sections 382 and 383 of the Internal Revenue Code in future periods due to significant stock transactions in previous years, which may limit the future realization of the Company’s net operating losses and tax credits. In addition, a portion of the federal research tax credit carryforwards may be subject to forfeiture due to Section 383 limitations. The Company is in the process of determining the impact of Section 383 on the tax credit carryforwards.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective with fiscal year 2008. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, the Company recognized a $101 thousand decrease in liability for unrecognized tax benefits, which was accounted for as an adjustment to the beginning balance of retained earnings for fiscal 2008.

The Company has unrecognized tax benefits of approximately $2.8 million as of the beginning of fiscal 2008, of which $1.0 million if recognized would result in a reduction of the Company’s effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes the activity related to our unrecognized tax benefits:

Total
(In thousands)
Balance at January 29, 2007	$2,835
Decreases related to reduction of Texas tax liability	(473)
Expiration of the statute of limitations for transfer pricing reserves	(115)
Increases related to transfer pricing reserves	71
Increases related to imputed interest	23

Balance at January 27, 2008	$2,341

Included in the unrecognized tax benefits of $2.3 million at January 27, 2008 was $571 thousand of tax benefits that, if recognized, would reduce our annual effective tax rate. It is reasonably possible the total amount of the Company’s unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date as a result of projected resolutions of worldwide tax disputes.

The Company is subject to audit by the IRS for all years since fiscal 2003, and to audit by the California Franchise Tax Board for all years since fiscal 2001.

4. STOCKHOLDERS’ EQUITY

Warrants

The Company granted warrants in connection with the securities purchase agreement entered into with Satellite Strategic Finance Associates, LLC in August 2004. The warrants were to purchase (i) 200,000 shares of NeoMagic common stock at an exercise price of $8.00 per share, exercisable until 90 days after the date that the registration statement was filed by the Company covering the securities and declared effective by the Securities and Exchange Commission, and (ii) 321,739 shares of common stock at $8.20 per share, exercisable until August 20, 2009 (the “2004 Warrants”). The Securities and Exchange Commission declared the Company’s filing effective September 24, 2004 and the warrants for the purchase of 200,000 shares expired unexercised on December 26, 2004. On December 16, 2005, NeoMagic closed the sale and issuance of additional shares of its Common Stock and warrants to purchase Common Stock (described below), which triggered the anti-dilution provisions in the 2004 Warrants. An adjustment was made to increase the number of shares subject to the 2004 Warrants from 321,739 to 335,607 shares of common stock and to decrease the exercise price from $8.20 to $7.86 per share. On December 6, 2006, NeoMagic closed the sale and issuance of additional shares of its Common Stock and warrants to purchase Common Stock (described below), which again triggered the anti-dilution provisions in the 2004 Warrants. Another adjustment was made to increase the number of shares subject to the 2004 Warrants from 335,607 to 366,249 shares of common stock and to decrease the exercise price further from $7.86 to $7.20 per share. As of January 27, 2008, none of the 2004 Warrants had been exercised. See Note 7, Mandatorily Redeemable Series B Preferred Stock, for additional information.

On December 16, 2005, NeoMagic closed the sale and issuance to various investors of (i) 1,500,000 shares of its Common Stock (the “2005 Shares”), and (ii) warrants to purchase 749,996 shares of Common Stock at an exercise price of $9.00 per share (the “2005 Warrants”). The Company sold and issued the 2005 Shares and the 2005 Warrants for an aggregate offering price of $9 million. After deducting offering costs, net cash proceeds received by the Company were $8.4 million.

The 2005 Warrants provide that each holder of a 2005 Warrant may exercise it for shares of Common Stock at an exercise price of $9.00 per share. No 2005 Warrant was exercisable until six months after the issuance date of such 2005 Warrant. The 2005 Warrants provide for adjustments to the exercise price and number of shares for

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

which the 2005 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions and reclassifications, and dilutive issuances, subject to a minimum exercise price of $7.79. On December 6, 2006, NeoMagic closed the sale and issuance of additional shares of its Common Stock and warrants to purchase Common Stock (described below), which triggered the anti-dilution provisions in the 2005 Warrants. An adjustment was made to increase the number of shares subject to the 2005 Warrants from 749,996 to 863,199 shares of common stock and to decrease the exercise price from $9.00 to $7.82 per share. As of January 27, 2008, none of the 2005 Warrants had been exercised.

On December 6, 2006, NeoMagic closed the sale and issuance to various investors of (i) 2,500,000 shares of its Common Stock (the “2006 Shares”), and (ii) warrants to purchase 1,250,000 shares of Common Stock at an exercise price of $5.20 per share (the “2006 Warrants”). The Company sold and issued the 2006 Shares and the 2006 Warrants for an aggregate offering price of $11.5 million. After deducting offering costs, net cash proceeds received by the Company were $10.5 million.

The 2006 Warrants provide that each holder of a 2006 Warrant may exercise its 2006 Warrant for shares of Common Stock at an exercise price of $5.20 per share. No 2006 Warrant is exercisable until six months after the issuance date of such 2006 Warrant. The 2006 Warrants provide for adjustments to the exercise price and number of shares for which the 2006 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions and reclassifications, and dilutive issuances, subject to a minimum price of $4.58 per share. As of January 27, 2008, none of the 2006 Warrants had been exercised.

Preferred Stock

In fiscal 2000, the Board of Directors approved an amendment to the Certificate of Incorporation to allow the issuance of up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders.

Stock-Based Compensation

The following table shows total stock-based compensation expense included in the accompanying Consolidated Condensed Financial Statements for the year-ended January 27, 2008, January 28, 2007 and January 29, 2006.

Year Ended	January 27, 2008	January 28, 2007	January 29, 2006
	(in thousands)
Cost of revenue	$23	$20	$—
Research and development	917	896	314
Sales, general and administrative	821	542	186

Total	$1,761	$1,458	$500

Total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized as of January 27, 2008 was approximately $2.7 million after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 2.67 years for stock options and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Total compensation cost related to options to purchase common shares under the ESPP but not yet recognized as of January 27, 2008 was approximately $631 thousand. This cost will be recognized on a straight-line basis over a weighted-average period of approximately 1.2 years.

There were no options granted during fiscal 2008, 2007 or 2006 with an exercise price less than the market price at the date of grant. The weighted average fair value of options granted during fiscal 2008, 2007 and 2006 with exercise prices equal to the market price at the date of grant is $3.69, $5.86 and $2.21 per share, respectively.

Net cash proceeds from the sales of common stock under employee stock purchase and stock option plans for the year ended January 27, 2008 and January 28, 2007 were $474 thousand and $563 thousand, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the years ended January 27, 2008 and January 28, 2007. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term for fiscal 2008 is based upon historical review. The Company believes that this method meets the requirements for SFAS 123(R).

Expected Volatility—The Company’s expected volatility for the year ended January 27, 2008 is computed based on the Company’s historical stock price volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

Risk-Free Interest Rate—The risk-free interest rate used in the Black-Scholes option valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option.

Expected Dividend—The dividend yield reflects that the Company has never paid any cash dividends and has no intention to pay dividends in the foreseeable future.

Estimated Forfeiture—The estimated forfeiture rate was based on an analysis of the Company’s historical forfeiture rates. The estimated average forfeiture rate for the year ended January 27, 2008 was 16.63% based on historical forfeiture experience.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In the years ended January 27, 2008, January 28, 2007, and January 29, 2006 the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:

	Employee Option Plan			Employee Stock Purchase Plan
Year Ended	January 27, 2008	January 28, 2007	January 29, 2006	January 27, 2008	January 28, 2007	January 29, 2006
Risk-free interest rates	4.27%	4.8%	4.0%	5.0%	3.67%	4.1%
Volatility	.98	1.01	.81	.91	1.00	1.27
Expected life of option in years	4.09	4.28	4.81	1.24	1.03	.75

Stock Plans

At January 27, 2008, the Company had several stock-based employee compensation plans, including stock option plans and employee stock purchase plans. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. The stock options generally vest over a four-year period, have a maturity of ten years from the issuance date, and have an exercise price equal to the closing price on the NASDAQ of the common stock on the date of grant. Generally, unvested options are forfeited 30 to 90 days from the date a Service Provider ceases to be a Service Provider, or in the case of death or disability, the post-exercise period may extend for a period of up to 12 months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At January 27, 2008, approximately 1,850,688, 1,116,431 and 93,401 shares of the Company’s registered common stock were reserved for issuance under the 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan, respectively.

In accordance with the 2003 Stock Plan (the “2003 Plan”), the Board of Directors may grant nonstatutory stock options and stock purchase rights to employees, consultants and directors. Incentive stock options may be granted only to employees. The 2003 Plan terminates in 2013. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the 2003 Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over a period of four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of January 27, 2008, no shares of common stock were subject to this repurchase provision. Other options granted under the 2003 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. The number of shares reserved under the 2003 Plan is subject to an automatic increase for unexercised forfeited shares subject to options issued under the 1993 Plan. As of January 27, 2008, the number of options outstanding under the 1993 Plan was 93,401.

Under the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), the Board of Directors may grant nonstatutory stock options to employees, consultants and officers. Unless terminated sooner, the 1998 Plan will terminate automatically in June 2008.

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the 1993 Stock Plan (the “1993 Plan”), the Board of Directors may grant incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees, consultants and directors. The 1993 Plan terminated as to future grants in September 2003. The Board of Directors determined vesting provisions for stock purchase rights and options granted under the 1993 Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over a period of four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of January 27, 2008, no shares of common stock were subject to this repurchase provision. Other options granted under the 1993 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. Unexercised forfeited shares are transferable to the 2003 Plan as provided within the 2003 Plan.

A summary of the Company’s stock option activity under the three plans, and related information for the three years ended January 27, 2008 follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at January 30, 2005	2,457,890	$11.55

Granted	715,536	2.21
Exercised	(363,626)	3.56
Canceled	(987,702)	13.29

Balance at January 29, 2006	1,822,098	$8.52

Granted	1,198,185	5.86
Exercised	(91,869)	1.74
Canceled	(671,841)	10.75

Balance at January 28, 2007	2,256,573	$6.73

Granted	425,730	$3.69
Exercised	(59,473)	$1.67
Forfeitures and cancellations	(424,705)	$6.40

Balance at January 27, 2008	2,198,125	$6.34	5.88	$4,375

Vested and expected to vest at January 27, 2008	1,819,820	$6.68	5.76	$4,375

Exercisable at January 27, 2008	1,121,165	$7.91	5.18	$4,375

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $1.68 per share at January 27, 2008, which would have been received by

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

option holders had all option holders exercised their options that were in-the-money as of that date. The total number of in-the-money options exercisable as of January 27, 2008 was approximately 13 thousand. The aggregate intrinsic value of options exercised during the year ended January 27, 2008 was $116 thousand.

The exercise prices for options outstanding and exercisable as of January 27, 2008 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
Range of Exercise Prices Per Share	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
	(in thousands)	(in years)		(in thousands)
$1.35—3.25	462	7.28	$2.21	273	$2.14
$3.26—5.10	742	6.60	$4.36	243	$4.71
$5.11—7.35	600	4.79	$6.53	212	$6.50
$7.36—12.90	124	5.34	$11.72	123	$11.73
$12.91—16.00	192	4.32	$14.94	192	$14.94
$16.01 and over	78	3.94	$18.56	78	$18.56

	2,198	5.88	$6.34	1,121	$7.91

Employee Stock Purchase Plan

The 2006 Employee Stock Purchase Plan and 1997 Employee Stock Purchase Plan (collectively, “ESPP”) permit eligible employees to purchase common stock through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At January 27, 2008, approximately 266,834 and 0 shares were available for future purchase under the 2006 Employee Stock Purchase Plan and 1997 Employee Stock Purchase Plan, respectively.

The 2006 Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping 24-month offering periods that begin every six months. Each 24-month offering period includes four six-month purchase periods, during which payroll deductions are accumulated, and at the end of which, shares of common stock are purchased with a participant’s accumulated payroll deductions. The 2006 Purchase Plan is set to expire in July 2016. The 2006 Plan is subject to an automatic increase for unexercised forfeited shares issued in the 1997 Plan.

The 1997 Employee Stock Purchase Plan was intended to qualify under Section 423 of the Internal Revenue Code and had consecutive and overlapping 24-month offering periods that began every six months. Each 24-month offering period included four six-month purchase periods, during which payroll deductions were accumulated, and at the end of which, shares of common stock were purchased with a participant’s accumulated payroll deductions. The 1997 Plan terminated in March 2007. Unissued shares were transferred to the 2006 Employee Stock Purchase Plan.

In fiscal 2008, 2007 and 2006, 124,807, 161,900 and 138,214 shares, respectively, of common stock were issued at an average price of $3.00, $2.50 and $2.20 per share, respectively, under the ESPP.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Deferred Stock Compensation

In connection with the grant of certain stock options to employees in fiscal 2005, the Company recorded deferred stock compensation of $1,493,000 for the difference between the fair value of common stock at the date of grant and the option exercise price. These amounts are presented as a credit to additional paid-in capital with an offsetting debit to deferred stock compensation included in stockholders’ equity and are amortized over the vesting period of the related options. In fiscal 2006 $348,000 was recorded as a reduction to deferred stock compensation to reflect the unamortized portion of deferred stock compensation related to the cancellation of unvested options upon employee terminations.

5. SAVINGS PLAN

The Company maintains a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, employees may contribute up to 60% of their pre-tax salaries per year, but not more than the statutory limits. The Company made no matching contributions to employees in fiscal 2008, 2007 and 2006.

6. OBLIGATIONS UNDER CAPITAL LEASES

In January 2007, the Company entered into a new capital lease to replace an expiring lease for software licenses used in the design of its semiconductor products. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized:

	January 27, 2008	January 28, 2007
	(in thousands)
Software under capital lease	$655	$4,899
Accumulated amortization	(236)	(3,625)

Net software under capital lease	$419	$1,274

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital lease consist of the following, as of January 27, 2008:

Fiscal Year	(in thousands)
2009	$354
2010	354

Total minimum lease payments	708
Less: amount representing interest	(53)

Present value of net minimum lease payments	655
Less: current portion	(316)

Long-term portion	$339

7. MANDATORILY REDEEMABLE SERIES B CONVERTIBLE PREFERRED STOCK

On August 20, 2004, the Company issued 5,000 shares of Mandatorily Redeemable Series B Convertible Preferred Stock (the “Series B Preferred Stock”), Series A Warrants for the purchase of 321,739 shares of common stock at $8.20 per share, and Series B Warrants for the purchase of 200,000 shares of common stock at $8.00 per share for an aggregate cash purchase price of $5,000,000. After deducting certain transaction costs of

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

$65,000, net cash proceeds received by the Company were $4,935,000. In addition, the Company incurred out-of-pocket expenses of approximately $392,000 related to the financing. The Series B Preferred Stock was initially convertible at the option of the investor into 869,565 shares of the Company’s Common Stock at a conversion price of $5.75 per share, and was subject to certain anti-dilution provisions. The Series B Preferred Stock would have matured on August 20, 2007. The Series B Preferred Stock was redeemable by the Company for a mandatory payment of $5 million three years from the issue date of August 20, 2004 if the conversion option had not been exercised. The Series B Preferred Stock had liquidation preferences over the Company’s Common Stock and had no voting rights. Furthermore, while the Preferred Stock remained outstanding, provisions of the Preferred Stock limited our ability to issue any security with seniority to or parity with the Preferred Stock. In addition, there were restrictions on dividend payments as long as the Series B Convertible Preferred Stock remained outstanding. The holder converted all of the Preferred Stock into 869,565 shares of the Company’s Common Stock in December 2005. The Series A Warrants to purchase common stock are exercisable for five years from the date of issuance. The Series B Warrants to purchase common stock were only exercisable until 90 days after the date that the registration statement relating to the common shares underlying the securities issued in this transaction was declared effective by the Securities and Exchange Commission. On September 24, 2004, this registration statement was declared effective and the Series B Warrants expired unexercised on December 26, 2004.

In accordance with SFAS 150, the Company classified the estimated fair value of the Mandatorily Redeemable Series B Convertible Preferred Stock as a liability. The Company estimated the fair values of the Series B Preferred Stock and the Series A and B Warrants and allocated the net proceeds of $4,935,000 based on relative fair values in accordance with EITF 00-27 “Application to EITF Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”) and calculated the intrinsic value of the conversion option embedded within the convertible preferred stock using the effective conversion price of $5.75 per common share. The intrinsic value of the beneficial conversion option calculated was $1,203,000 and the fair -value allocated to the Series A and Series B warrants was $1,153,000. The fair value allocated to the warrants and the intrinsic value of the beneficial conversion option were recorded as credits to additional paid-in capital in stockholders’ equity on the consolidated balance sheet with an offsetting amount of $2,356,000 treated as a discount and a reduction in the $5 million liability recorded for the Mandatorily Redeemable Series B Convertible Preferred Stock. The discount was amortized using the effective interest rate method in accordance with EITF 00-27. The net recorded liability of $2,644,000 for the Mandatorily Redeemable Series B Convertible Preferred Stock was accreting to the redemption value of $5 million through charges to interest expense over the three-year period until mandatory redemption. The holder converted all of the Series B Preferred Stock into 869,565 shares of the Company’s Common Stock in December 2005. The Company recognized the remaining unamortized debt discount as interest expense upon conversion in accordance with EITF 00-27. The Company reclassified the remaining $5 million liability recorded for the Mandatorily Redeemable Series B Convertible Preferred Stock to Common Stock and paid-in-capital upon conversion. The Company accreted and recognized interest expense on conversion totaling $2.0 million in fiscal 2006. The Company accreted interest expense of $327,000 during fiscal 2005.

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

8. EQUITY FINANCING

On December 16, 2005, NeoMagic closed the sale and issuance of (i) 1,500,000 shares of its Common Stock (the “2005 Shares”), and (ii) warrants to purchase 749,996 shares of Common Stock at an exercise price of $9.00

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

per share (the “2005 Warrants”). The Company sold and issued the 2005 Shares and the 2005 Warrants for an aggregate offering price of $9 million. After deducting offering costs, net cash proceeds received by the Company were $8.4 million.

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

The 2006 Warrants were initially classified as a liability in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). Although the 2006 Warrants provide that shares of common stock may be issued upon a cash exercise under a private placement exemption if the Primary S-3 is not effective, the staff of the SEC has advised the Company that the Company would be obligated to physically settle the contract only by delivering registered shares. Under EITF 00-19, if the Company must settle the contract by delivering registered shares, it is assumed

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

that the Company will be required to net-cash settle the contract. As a result, the 2006 Warrants were initially required to be classified as a liability. The fair value of the 2006 Warrants was estimated to be $5.7 million at the date of issue using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.53%; no dividend yield; an expected life of 5 years; and a volatility factor of 94.9%. The Company is required to revalue the cash exercisable 2006 Warrants at the end of each reporting period with the change in value reported in the statement of operations as a “gain or loss from the change in fair value on revaluation of warrant liability” in the period in which the change occurred. In fiscal 2008 and fiscal 2007, the Company recognized a gain on the change in fair value on revaluation of warrant liability of $0.8 million and $1.8 million, respectively. Since the warrants were classified as a liability, the proceeds allocated to equity were the gross proceeds of $11,450,000 less the fair value of the warrants of $5,688,000 and less the offering costs allocated to the warrants of $273,000. The total offering costs of $974,000 were allocated between the 2006 Warrants and the common stock based on their respective fair values. Offering costs of $273,000 were allocated to the 2006 Warrants and reported as interest expense in the statement of operations for fiscal 2007.

In July 2007, the Company offered holders of 2006 Warrants the ability to amend their outstanding warrants. The amended 2006 Warrants are only exercisable on a net share settlement basis and will no longer be able to be cash exercised. Since holders of amended 2006 warrants cannot make or execute a cash exercise, the Company will not be required to register the shares issued upon exercise of such amended warrants under any circumstances. Accordingly, the amended 2006 Warrants were no longer required to be classified as a liability under EITF 00-19 and were reclassified as equity. The Company completed its warrant exchange offer on July 27, 2007. At that time, 96% of all outstanding 2006 Warrants were amended, representing 1,200,000 shares of the 1,250,000 shares subject to warrants that had been available for amendment. One investor holding a warrant to purchase 50,000 shares chose not to participate. The 2006 Warrants were revalued on July 27, 2007, the date the warrant exchange offer was completed, and the Company recognized a loss on the change in fair value on revaluation of warrant liability of $248,000. The fair value of the 2006 Warrants was estimated to be $3.1 million. The $3.0 million value of the amended 2006 Warrants was reclassified to equity as of July 27, 2007 and the $0.1 million value of the 2006 Warrants that were not amended remained on the Company’s balance sheet as a liability of $38,000 as of January 27, 2008.

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

(in thousands)
Fiscal 2009*	$1,244
Fiscal 2010	1,100
Fiscal 2011	277
Thereafter	—

Total minimum lease payments	$2,621

*	Net of sublease income for sub-leasing 10,000 square feet in the Company’s Santa Clara facility through October 2008 for $16,500 per month.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net rent expense under operating leases was $1,245,000 $1,074,000 and $1,069,000 in fiscal 2008, 2007 and 2006, respectively.

Design tool software licenses

We have commitments under time-based subscription licenses for design tool software of $428,000 in fiscal 2009 and $285,000 in fiscal 2010.

11. SIGNIFICANT CUSTOMERS AND EXPORT SALES

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign manufacturers that sell to United States-based OEMs) accounted for 96%, 77% and 60% of product revenue in fiscal 2008, 2007 and 2006, respectively. The Company expects that export sales will continue to represent a significant portion of product revenue, although the Company cannot assure you that export sales as a percentage of product revenue will remain at current levels. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area based on the invoicing location of each customer:

	Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
Sweden	50%	3%	10%
Korea	20%	15%	0%
Singapore	20%	13%	4%
United States	4%	23%	40%
Japan	3%	0%	5%
Hong Kong	1%	0%	0%
England	1%	13%	15%
Malaysia	1%	0%	0%
Taiwan	0%	33%	26%

The following customers accounted for more than 10% of product revenue:

	Year Ended
	January 27, 2008	January 28, 2007	January 29, 2006
Neonode AB.	50%	*	*
Flextronics Manufacturing	20%	*	*
Sejin Electron Inc.	14%	*	*
Edom Technology Co.**	*	34%	21%
Premier Components Distribution**	*	21%	*
Premier Microelectronics Europe LTD**	*	12%	15%
Exadigm Inc.	*	*	32%

*	represents less than 10% of product revenue
**	customer is a distributor

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

12. QUARTERLY SUMMARY (UNAUDITED)

The following table sets forth unaudited consolidated statement of operations information for the last eight fiscal quarters ended January 27, 2008:

	Fiscal Year 2008 Quarters Ended
	April 29, 2007	July 29, 2007	October 28, 2007	January 27, 2008
	(In thousands, except per share data)
Net revenue	$482	$151	$620	$830
Cost of revenue	$344	$236	$383	$703
Gross profit (loss)	$138	$(85)	$237	$127
Net loss	$(3,245)	$(4,337)	$(4,693)	$(4,450)
Basic and diluted net loss per share	$(0.26)	$(0.35)	$(0.38)	$(0.36)

	Fiscal Year 2007 Quarters Ended
	April 30, 2006	July 30, 2006	October 29, 2006	January 28, 2007
	(In thousands, except per share data)
Product revenue	$86	$177	$192	$117
Cost of product revenue	$86	$115	$197	$126
Gross profit (loss)	$—	$62	$(5)	$(9)
Net loss	$(5,007)	$(4,240)	$(4,268)	$(3,004)
Basic and diluted net loss per share	$(0.53)	$(0.44)	$(0.44)	$(0.27)

13. SUBSEQUENT EVENT

On February 15, 2008, we completed the sale of selected patents, which included our embedded DRAM patents, and a patent application to Faust Communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

NeoMagic Corporation:

We have audited the accompanying consolidated balance sheets of NeoMagic Corporation and subsidiaries as of January 27, 2008 and January 28, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 27, 2008. Our audits also included the financial statement schedule listed in the Index at accompanying Item 15(a)(2). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoMagic Corporation and subsidiaries as of January 27, 2008 and January 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended January 27, 2008 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 30, 2006 the Company adopted Statement of Financial Accounting Standards, No. 123 (revised 2004), “Share-Based Payment”. Also, as discussed in Note 3 to the consolidated financial statements, effective January 29, 2007 the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and negative cash flows that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stonefield Josephson, Inc.

San Francisco, California

April 23, 2008

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

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 27, 2008 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 27, 2008.

This annual report does not include, and is not required to include, an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls Over Financial Reporting

During the second quarter of fiscal 2008 financial reporting process, our independent registered public accounting firm reported that, based upon the results of their quarterly review procedures, they requested that the Audit Committee conduct an independent investigation to evaluate more closely the contractual terms and conditions of certain sales transactions and the timing of revenue recognition relative to a shipment made to a customer. The Audit Committee conducted an independent investigation, which revealed certain information that would have modified senior management’s initial determination of revenue recognition for the shipment was not previously available to senior management. As a result of this investigation, we determined that we had a material weakness related to controls over our process of determining revenue recognition as well as adherence to the Company’s code of ethics policy. These control deficiencies could result in a misstatement of revenue that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected. Accordingly, we concluded that these control deficiencies constitute a material weakness as of the second and third fiscal quarters of fiscal 2008.

The Company has implemented improvements in its internal control over financial reporting to address the material weakness described above. These actions included providing supplemental revenue recognition training to relevant personnel, and providing annual training on our code of ethics policy as well as training on our sub-certification process. In addition, the Company has implemented improvements to our sales quote approval, sales order acknowledgement and invoicing processes, and to enhance our records retention procedures related to electronic documents. Based on the above actions, this material weakness was fully remediated as of January 27, 2008.

Other than described above, during the fourth quarter of fiscal 2008, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2008 Annual Meeting of Stockholders (the “Proxy Statement”).

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

See “Schedule II- Valuation and Qualifying Accounts” on Page 68 of this Form 10-K.

3.	Exhibits

The exhibits listed in the index to exhibits immediately following the signature pages are filed or incorporated by reference as a part of this report.

(b)	Exhibits.

See Item 15(a)(3).

(c)	Financial Statement Schedule.

See Item 15(a)(2).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION

By:	/s/ STEVEN P. BERRY
STEVEN P. BERRY
Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

Date: April 24, 2008

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Douglas R. Young and Steven P. Berry, jointly and severally, as his or her true and lawful attorneys-in-fact and agents, each with full power of substitution and resubstitution, for him or her and on his or her behalf to sign, execute and file this Form 10-K and any or all amendments (including, without limitation, post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto and any and all documents required to be filed with respect therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DOUGLAS R.YOUNG Douglas R. Young	President, Chief Executive Officer and Director (Principal Executive Officer)	April 24, 2008

/S/ STEVEN P. BERRY Steven P. Berry	Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 24, 2008

/S/ SYED ZAIDI Syed Zaidi	Director	April 24, 2008

/S/ ANIL GUPTA Anil Gupta	Director	April 24, 2008

/S/ CARL STORK Carl Stork	Director	April 24, 2008

/S/ STEVE VALENZUELA Steve Valenzuela	Director	April 24, 2008

/S/ BRETT MOYER Brett Moyer	Director	April 24, 2008

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1(8)	Amended and Restated Certificate of Incorporation.

3.2(14)	Bylaws, as amended through April 6, 2007.

4.1(4)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2(6)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3(15)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.

4.4(5)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5(5)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.6(5)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.7(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.8(5)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.9(9)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.10(9)	Warrant to Registration Rights Agreement dated December 13, 2005.

4.11(13)	Form of Warrant originally issued December 6, 2006.

4.12(16)	Form of Amendment to Warrant, dated July 27, 2007.

10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6(10)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7(19)	2003 Stock Option Plan, as amended July 12, 2007.

10.8(3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9(6)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10(6)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

Number	Description
10.11(6)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12(7)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13(8)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14(9)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15(10)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

10.16(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.

10.17(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.

10.18(19)	2006 Employee Stock Purchase Plan, as amended July 12, 2007.

10.19(12)	Form of Bonus Agreement.

10.20(12)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

10.21(13)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.

10.22(19)	Employment Agreement dated June 7, 2007 between NeoMagic Corporation and Steven P. Berry.

10.23(17)	Description of oral consulting agreement with Steven P. Berry.

10.24(18)	Description of oral bonus agreement.

10.25	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Syed Zaidi.

10.26	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Deepraj Puar.

10.27	Patent Purchase Agreement with an effective date of January 17, 2008 by and between the Company, NeoMagic Israel Ltd. and Faust Communications Holdings, LLC.

21.1	NeoMagic Subsidiaries

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the period ended October 26, 1997.

(3)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed December 23, 2002.

(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 23, 2002.

(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 20, 2004.

(6)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed August 23, 2004.

(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 31, 2005.

(8)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.

(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.

(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 19, 2006.

(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 4, 2006.

(12)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 30, 2006.

(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.

(14)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.

(15)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed April 12, 2007.

(16)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.

(17)	Incorporated by reference to the Company’s Form 8-K filed June 13, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed June 15, 2007.

(19)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 29, 2007.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED JANUARY 27, 2008, JANUARY 28, 2007 AND JANUARY 29, 2006

(In thousands)

	Balance at Beginning of Year	Additions Charged to Costs and Expense	Deductions	Balance at End of Year
Allowance for doubtful accounts:
Year ended January 29, 2006	$—	$—	$—	$—
Year ended January 28, 2007	$—	$—	$—	$—
Year ended January 27, 2008	$—	$—	$—	$—