Form 10-K/A
period 2008-01-27
NEOMAGIC CORP
filed 2008-05-27
CIK 1030485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K/A

Amendment No. 1

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 27, 2008,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended January 27, 2008, initially filed with the Securities and Exchange Commission (the “Commission”) on April 24, 2008 (the “Original Filing”), is being filed to include information required by Items 10, 11, 12, 13 and 14 under Part III. This information is being included in this Form 10-K/A because our definitive proxy statement will not be filed within 120 days after the end of our 2008 fiscal year. Reference to our proxy statement on the cover page of this Form 10-K/A has been deleted and information with respect to the outstanding number of common shares on the cover page of this Form 10-K/A has been updated.

This Amendment No. 1 includes new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The representations contained in the new certifications continue to relate solely to the year ended January 27, 2008. Except as described above, no changes have been made to the Annual Report as originally filed.

All references to “we,” “us,” and “our,” or the “Company” in this Form 10-K/A mean NeoMagic Corporation.

Except for the foregoing amended information, the Original Filing continues to describe conditions as of the date of the Original Filing, and we have not updated the disclosures contained herein to reflect events that occurred at a later date.

NeoMagic Corporation

FORM 10-K/A

FOR THE FISCAL YEAR ENDED JANUARY 27, 2008

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents the names, ages and positions of each of our directors and executive officers as of April 4, 2008:

NAME	AGE	POSITION
Douglas R. Young	62	President, Chief Executive Officer and Director
Anil K. Gupta (2)(3)	58	Director
Brett A. Moyer (1)(2)	50	Director
Carl Stork (1)(2)(3)	48	Director
Steve Valenzuela (1)(3)	51	Director
Steven P. Berry	48	Vice President, Finance and Chief Financial Officer
Pierre-Yves Couteau	41	Vice President, Marketing
Deepraj Puar	62	Vice President, Operations
Syed Zaidi	49	Chief Operating Officer and Director

(1)	Member of the Audit Committee
(2)	Member of the Compensation Committee
(3)	Member of the Nominating and Corporate Governance Committee

Additional biographical information for each of our directors and executive offices is presented below.

Directors

Our Board of Directors currently consists of six directors. A director serves in office until the next Annual Meeting of Stockholders or until a successor has been duly elected and qualified or until his or her earlier resignation, death or removal. There are no arrangements or understandings between any director or executive officer and any other person pursuant to which such person is or was to be elected as a director or officer of the Company. There are no family relationships among any executive officers and directors.

The following biographies present information about each of our directors:

Dr. Anil K. Gupta has served as a Director of the Company since November 2000. Dr. Gupta is the Ralph J. Tyser Professor of Strategy at the Robert H. Smith School of Business, University of Maryland at College Park where he has served on the faculty since 1986. Dr. Gupta has served on the board of Origene Technologies, a privately held high-throughput gene cloning and gene expression profiling company, which develops commercially available products for pharmaceutical, biotechnology, and academic research and discovery applications, since April 2008. Dr. Gupta holds a B. Tech. degree from the Indian Institute of Technology, an M.B.A. from the Indian Institute of Management, and a Ph.D. in business strategy from the Harvard Business School.

Brett A. Moyer has served as a Director of the Company since March 2007. Mr. Moyer has been president and chief executive officer and a board member of Focus Enhancements, Inc., a provider of solutions in advanced, proprietary video and wireless video technologies, since September 2002 and was their executive vice president and chief operating officer from May 1997 to September 29, 2002. From February 1986 to April 1997, Mr. Moyer worked at Zenith Electronics Corporation, Glenview, Illinois, where he was most recently the vice president and general manager of Zenith’s Commercial Products Division. Mr. Moyer has also served as vice president of sales planning and operations at Zenith where he was responsible for forecasting, customer service, distribution, MIS and regional credit operations. Mr. Moyer has a Bachelor of Arts in Economics from Beloit College in Wisconsin and a Masters of International Management with a concentration in finance and accounting from The American Graduate School of International Management (Thunderbird).

Carl Stork has served as a Director of the Company since June 2002. Mr. Stork has been Vice Chairman of the Board for Digital Domain, a private full-service digital studio and production company, since May 2006. He has also been President of Ciconia & Co., LLC, a private investment firm, since July 2002, and a partner in Wyndcrest Holdings, LLC, a private investment and acquisition firm, since May 2000. Mr. Stork was employed by Microsoft Corporation in a variety of management positions from 1981 through 2002, most recently as General Manager of Hardware Strategy and Business Development. He previously served as general manager of Windows 98 and technical assistant to Bill Gates. Mr. Stork is a partner in the Baseball Club of Seattle, owner of the Seattle Mariners major league baseball team. Mr. Stork serves on the board of Intermed Health Advisors (formerly Intermed Advisors), a private company. Mr. Stork holds an MBA from the University of Washington and a BA in Physics from Harvard University.

Steve Valenzuela has served as a Director of the Company since June 2005. Mr. Valenzuela has been the Senior Vice President of Finance and Chief Financial Officer of Rainmaker Systems, a provider of outsourced sales and marketing services, since September 2004. Mr. Valenzuela was Vice President of Finance and Chief Financial Officer for the Thomas Kinkade Company, formerly Media Arts Group, a publisher and distributor of the works of Thomas Kinkade, from February 2003 to September 2004. Mr. Valenzuela was Senior Vice President and Chief Financial Officer for Silicon Access Networks, a network semiconductor company, from September 2000 to July 2002. He was Senior Vice President and Chief Financial Officer for PlanetRx from February 1999 to August 2000. Prior to PlanetRx, Mr. Valenzuela served as the Chief Financial Officer for LinkExchange from August 1998 to February 1999. Mr. Valenzuela holds an MBA from Santa Clara University and a BS degree in Finance from San Jose State University.

Douglas R. Young has served as President, Chief Executive Officer and a Director of the Company since April 2005. Prior to his promotion to President and Chief Executive Officer, he was NeoMagic’s Vice President of Worldwide Sales joining NeoMagic in February 2004. Before joining NeoMagic, Mr. Young was Senior Vice President of Worldwide Sales at Planetweb, Inc., a provider of embedded multimedia application and browser software for consumer electronics devices, from August 1999 to October 2003. At Planetweb, Mr. Young worked with customers such as Samsung, Sharp, Philips and other large OEMs. Mr. Young has managed sales in many different environments ranging between large systems enterprise sales to the ‘Fortune 500’ and ODM and OEM sales in the consumer electronics market. He has over 25 years experience working for companies such as IBM, Storage Technology Corporation, Unilease Computer Corporation, Data General and Hitachi Data Systems. He has worked in hardware and software sales, and he was President and CEO of a computer and satellite leasing company. Mr. Young has a Bachelor of Arts Degree from Princeton University and a Masters Degree in Business Administration from The Stern School of Business at New York University.

Syed Zaidi has been Chief Operating Officer and has served as a Director of the Company since February 2007. From January 2006 to February 2007, Mr. Zaidi was Vice President of Corporate Engineering and from May 2000 to January 2006, Mr. Zaidi was Vice President of Santa Clara Engineering. Mr. Zaidi joined NeoMagic’s engineering team in June 1995 and worked in engineering management until his promotion to Vice President in 2000. Prior to joining NeoMagic, Mr. Zaidi worked at Sierra Semiconductor, where he was responsible of systems engineering for Multimedia products. He has also worked at Advance Micro Research where he designed and developed UNIX based multi-user systems, multiple Video and Graphic ASICs for Multimedia products. Mr. Zaidi holds a Bachelor of Electrical & Electronics Engineering from Leeds University, England and a BSET from Indiana State University.

Executive Officers

The following biographies present information about each of our executive officers who are not directors of the Company.

Steven P. Berry has served as Vice President of Finance and Chief Financial Officer since August 2007. Prior to joining NeoMagic, Mr. Berry was Vice President of Finance with Sipex Corporation, a semiconductor company that designs, manufactures and markets a broad portfolio of high performance, value-added, analog integrated circuits for original equipment manufacturers doing business in the high growth markets of networking, computing, communications, optical storage, since May 2004. From June 2000 to January 2004, Mr. Berry was Vice President of Finance, Chief Accounting Officer and Assistant Secretary at BRECIS Communications, a venture backed fabless semiconductor company. He also worked at Ernst & Young, LLP as an auditor and at Cirrus Logic, most recently as Operations Controller. Mr. Berry has a BS from the University of California, Davis, and an MBA from California State University, Hayward. He is a CPA.

Pierre-Yves Couteau has served as Vice President of Marketing since January 2008. In February 2008, Mr. Couteau was appointed an executive officer of NeoMagic. From September 2006 to January 2008, Mr. Couteau was Senior Director of Strategic Marketing with NXP Semiconductors (founded by Philips Semiconductors), a semiconductor company that creates system solutions and software for mobile phones, personal media players, TVs, set-top boxes, identification applications, cars and a wide range of other electronic devices. From March 1993 to September 2006, Mr. Couteau held various marketing and general management positions with Philips Semiconductors, a semiconductor company, where he was responsible for driving innovation in high-growth businesses such as Wi-Fi, Bluetooth, UWB and semiconductors for hard disk drives. Mr. Couteau has an MBA from the Lyon School of Management (France) and an MS in Electrical Engineering from the Grenoble Institute of Technology (France).

Deepraj Puar, a co-founder of the Company, has served as the Company’s Vice President of Operations since April 2007. Since the Company’s inception in 1993, Mr. Puar has served in a variety of roles, including Technology Executive, from February 2000 to April 2007. Mr. Puar has over 35 years of engineering and management experience in the semiconductor industry, primarily in the area of memory design and logic integration technology. Mr. Puar authored all of the Company’s key patents covering embedded DRAM technology. Prior to co-founding the Company in 1993, Mr. Puar was employed by Cirrus Logic, Signetics/Philips and Texas Instruments. Mr. Puar holds a B.TECH degree from the Indian Institute of Technology, Kanpur and a MSEE degree from Michigan State University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16 of the Securities Exchange Act of 1934 requires our directors, officer and persons who own more than 10% of a registered class of our equity securities to file initial reports of securities ownership and reports of changes in securities ownership with the SEC. The SEC regulations also require these persons to furnish us with a copy of all Section 16(a) forms that they file. Based solely on our review of the copies of the forms furnished to us by such persons and written representations from our executive officers and directors, we believe that all Section 16(a) filing requirements were met in a timely manner during our fiscal year ended January 27, 2008.

Code of Ethics and Conduct

We have adopted a Code of Ethics that applies to all of our directors, officers, and employees. The Code of Ethics policy is available on the Company’s website at http://www.neomagic.com/about/corporate_governance.asp. Any amendments or waivers to this policy affecting our senior financial officers will also be posted on our website.

Stockholder Director Nominations

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since the proxy statement for our 2007 annual meeting of stockholders.

Audit Committee

We have a separately designated standing Audit Committee (the “Audit Committee”) of our Board of Directors. The Audit Committee monitors the periodic reviews and audits of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by our independent registered public accounting firm and our financial and senior management. The Audit Committee evaluates the independence and performance of our independent registered public accounting firm and approves audit and non-audit services provided by the independent registered public accounting firm. The current members of the Audit Committee are Messrs. Moyer, Stork and Valenzuela. During fiscal year ended January 27, 2008, Dr. Gupta was a member of the Audit Committee from January 2007 to January 2008. Each member of the Committee is “independent” under the NASDAQ rules for audit committee member qualifications. Mr. Valenzuela serves as Chair of the Audit Committee and fulfills the Audit Committee financial expert role.

Item 11.	EXECUTIVE COMPENSATION

Employment Agreements

We currently have employment agreements with Douglas Young, our President and Chief Executive Officer, Steven Berry, our Chief Financial Officer, Syed Zaidi, our Chief Operating Officer, and Deepraj Puar, our Vice President of Operations. We also had an employment agreement with Scott Sullinger, our former Chief Financial Officer who left our company in March 2007. We discuss these employment agreements, along with their severance and change-in-control provisions, below.

Douglas R. Young

The Company is party to an employment agreement with Mr. Young, its President and Chief Executive Officer. Pursuant to the agreement, dated May 1, 2006, Mr. Young serves on an “at-will” basis and is entitled to receive an annual base salary of $260,000, subject to annual review by the Compensation Committee. Mr. Young is also eligible to receive bonuses in such amounts and based upon such performance criteria as the Compensation Committee of the Board determines in its discretion following consultation with Mr. Young. Mr. Young is also entitled to receive stock options, restricted stock or other equity awards pursuant to any plans or arrangements the Company may have in effect from time to time, at the discretion of the Compensation Committee. In addition, the Agreement entitles Mr. Young to receive a lump-sum payment upon a change of control equal to twelve (12) months’ base salary and to participate in 401(k) retirement, deferred compensation, and life, medical, dental, disability and other welfare benefit plans maintained by the Company.

The Agreement provides for certain severance payments and benefits to Mr. Young in the event of termination. If Mr. Young’s employment with the Company is terminated by the Company for any reason other than “cause”, death, or disability, or if Mr. Young resigns from his employment for “good reason”, he shall generally be entitled to (A) a lump-sum payment in an amount equal to six months of base salary, (B) Company-paid coverage for Mr. Young and his eligible dependents under the Company’s benefit plans for 12 months following such termination, and (C) up to six months to exercise any options he holds to purchase vested shares under the Company’s then current equity plans. If Mr. Young’s employment with the Company is terminated for cause, death or disability then (A) all payments of compensation will terminate, (B) all vesting will terminate immediately with respect to Mr. Young’s outstanding equity awards, and (C) Mr. Young will be eligible for severance benefits in accordance with the Company’s established policies for such type of termination, if any, as then in effect. If Mr. Young’s employment is terminated by the Company or its successors without “cause” or Mr. Young terminates his own employment for “good reason” following or in connection with a Change in Control, including but not limited to, a termination within 60 days of such Change in Control, the Agreement provides for the same severance payments described above, except that in lieu of a lump-sum severance payment equal to six months’ base salary, he will receive a lump-sum payment in an amount equal to twelve (12) months’ base salary and all of his outstanding equity awards will vest in full. All of the severance payments and benefits are conditioned on Mr. Young signing a general release of claims against the Company. Mr. Young is subject to non-competition covenants for one year following his termination of employment for any reason.

Steven P. Berry

The Company is party to an employment agreement with Mr. Berry, its Vice President of Finance and Chief Financial Officer. Pursuant to the agreement, dated June 7, 2007, Mr. Berry serves on an “at-will” basis and is entitled to receive an annual base salary of $225,000, subject to annual review by the Compensation Committee. Mr. Berry is also eligible to receive bonuses in such amounts and based upon such performance criteria as the Compensation Committee of the Board determines in its discretion following consultation with Mr. Berry. Mr. Berry received a signing bonus of $3,325 payable within 10 days after the effective date of the agreement. Mr. Berry is also entitled to receive stock options, restricted stock or other equity awards pursuant to any plans or arrangements the Company may have in effect from time to time, at the discretion of the Compensation Committee. In addition, the Agreement entitles Mr. Berry to receive a lump-sum payment upon a change of control equal to twelve (12) months’ base salary and to participate in 401(k) retirement, deferred compensation, and life, medical, dental, disability and other welfare benefit plans maintained by the Company.

The Agreement provides for certain severance payments and benefits to Mr. Berry in the event of termination. If Mr. Berry’s employment with the Company is terminated by the Company for any reason other than “cause”, death, or disability, or if Mr. Berry resigns from his employment for “good reason”, he shall generally be entitled to (A) a lump-sum payment in an amount equal to six months of base salary, (B) Company-paid coverage for Mr. Berry and his eligible dependents under the Company’s benefit plans for 12 months following such termination, and (C) up to six months to exercise any options he holds to purchase vested shares under the Company’s then current equity plans. If Mr. Berry’s employment with the Company is terminated for cause, death or disability then (A) all payments of compensation will terminate, (B) all vesting will terminate immediately with respect to Mr. Berry’s outstanding equity awards, and (C) Mr. Berry will be eligible for severance benefits in accordance with the Company’s established policies for such type of termination, if any, as then in effect. If Mr. Berry’s employment is terminated by the Company or its successors without “cause” or Mr. Berry terminates his own employment for “good reason” following or in connection with a Change in Control, including but not limited to, a termination within 60 days of such Change in Control, the Agreement provides for the same severance payments described above, except that in lieu of a lump-sum severance payment equal to six months’ base salary, he will receive a lump-sum payment in an amount equal to nine (9) months’ base salary and all of his outstanding equity awards will vest in full.

If Mr. Berry resigns voluntarily, such resignation is not for good reason, and he gives the Company at least 60 days’ notice of resignation, Mr. Berry will receive 6 months accelerated vesting of all outstanding options, stock appreciation rights or other similar rights to acquire Company common stock that are not otherwise vested, such acceleration effective as of the 60th day after Mr. Berry has delivered his notice of resignation to the Company. All of the severance payments and benefits are conditioned on Mr. Berry signing a general release of claims against the Company. Mr. Berry is subject to non-competition covenants for one year following his termination of employment for any reason.

Deepraj Puar

The Company is party to an employment agreement with Mr. Puar, its Vice President of Operations. Pursuant to the agreement, dated December 5, 2007, Mr. Puar serves on an “at-will” basis and is entitled to receive an annual base salary of $230,000, subject to annual review by the Compensation Committee. Mr. Puar is also eligible to receive bonuses in such amounts and based upon such performance criteria as the Compensation Committee of the Board determines in its discretion following consultation with Mr. Puar. Mr. Puar is also entitled to receive stock options, restricted stock or other equity awards pursuant to any plans or arrangements the Company may have in effect from time to time, at the discretion of the Compensation Committee. In addition, upon a termination of Mr. Puar’s employment (1) by the Company other than for cause, (2) due to Mr. Puar’s death or disability, or (3) by Mr. Puar for good reason, Mr. Puar will receive: (1) a lump sum payment in an amount equal to six months of salary, (2) Company-paid coverage for Mr. Puar and his eligible dependents under the Company’s benefit plans for twelve (12) months following such termination, and (3) the right to exercise all vested and outstanding stock options and stock appreciation rights granted to Mr. Puar by the Company for six (6) months from the effective date of such termination.

Upon a termination of Mr. Puar’s employment in connection with a Change in Control by the Company other than for cause, or by Mr. Puar for good reason, Mr. Puar will receive: (1) a lump sum payment in an amount equal to twelve months of salary, (2) Company-paid coverage for Mr. Puar and his eligible dependents under the Company’s benefit plans for twelve (12) months following such termination, (3) all outstanding options, stock appreciation rights or other similar rights to acquire Company common stock that are not otherwise vested as of such date shall immediately vest in full, and (4) the right to exercise all vested and outstanding stock options and stock appreciation rights granted to Mr. Puar by the Company for six (6) months from the effective date of such termination.

If Mr. Puar resigns voluntarily, such resignation is not for good reason, and he gives the Company at least 60 days’ notice of resignation, Mr. Puar will receive 6 months accelerated vesting of all outstanding options, stock appreciation rights or other similar rights to acquire Company common stock that are not otherwise vested, such acceleration effective as of the 60th day after Mr. Puar has delivered his notice of resignation to the Company. All of the severance payments and benefits are conditioned on Mr. Puar signing a general release of claims against the Company. Mr. Puar is subject to non-competition covenants for one year following his termination of employment for any reason.

Syed Zaidi

The Company is party to an employment agreement with Mr. Zaidi, its Chief Operating Officer. Pursuant to the agreement, dated December 5, 2007, Mr. Zaidi serves on an “at-will” basis and is entitled to receive an annual base salary of $240,000, subject to annual review by the Compensation Committee. Mr. Zaidi is also eligible to receive bonuses in such amounts and based upon such performance criteria as the Compensation Committee of the Board determines in its discretion following consultation with Mr. Zaidi. Mr. Zaidi is also entitled to receive stock options, restricted stock or other equity awards pursuant to any plans or arrangements the Company may have in effect from time to time, at the discretion of the Compensation Committee. In addition, upon a termination of Mr. Zaidi’s employment (1) by the Company other than for cause, (2) due to Mr. Zaidi’s death or disability, or (3) by Mr. Zaidi for good reason, Mr. Zaidi will receive: (1) a lump sum payment in an amount equal to six months of salary, (2) Company-paid coverage for Mr. Zaidi and his eligible dependents under the Company’s benefit plans for twelve (12) months following such termination, and (3) the right to exercise all vested and outstanding stock options and stock appreciation rights granted to Mr. Zaidi by the Company for six (6) months from the effective date of such termination.

Upon a termination of Mr. Zaidi’s employment in connection with a Change in Control by the Company other than for cause, or by Mr. Zaidi for good reason, Mr. Zaidi will receive: (1) a lump sum payment in an amount equal to twelve months of salary, (2) Company-paid coverage for Mr. Zaidi and his eligible dependents under the Company’s benefit plans for twelve (12) months following such termination, (3) all outstanding options, stock appreciation rights or other similar rights to acquire Company common stock that are not otherwise vested as of such date shall immediately vest in full, and (4) the right to exercise all vested and outstanding stock options and stock appreciation rights granted to Mr. Zaidi by the Company for six (6) months from the effective date of such termination.

If Mr. Zaidi resigns voluntarily, such resignation is not for good reason, and he gives the Company at least 60 days’ notice of resignation, Mr. Zaidi will receive 6 months accelerated vesting of all outstanding options, stock appreciation rights or other similar rights to acquire Company common stock that are not otherwise vested, such acceleration effective as of the 60th day after Mr. Zaidi has delivered his notice of resignation to the Company. All of the severance payments and benefits are conditioned on Mr. Zaidi signing a general release of claims against the Company. Mr. Zaidi is subject to non-competition covenants for one year following his termination of employment for any reason.

Scott Sullinger

The Company was party to an employment agreement with Mr. Sullinger, its then Vice President, Finance and Chief Financial Officer, prior to his resignation and termination in March 2007.

The agreement provided for certain severance payments and benefits to Mr. Sullinger upon termination. Upon termination, Mr. Sullinger received his accrued vacation time, as required by law and Company policy. Mr. Sullinger did not receive any other severance payments and benefits.

Explanation of Terms

The term “Change in Control” means the occurrence of any of the following events:

(i)	any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, as amended) is or becomes the “beneficial owner” (as defined in Rule 13d-3 under said Act), directly or indirectly, of securities of the Company representing 50% or more of the total voting power represented by the Company’s then outstanding voting securities; or

(ii)	the date of the consummation of a merger or consolidation of the Company with any other corporation that has been approved by the stockholders of the Company, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity) more than fifty percent (50%) of the total voting power represented by the voting securities of the Company or such surviving entity outstanding immediately after such merger or consolidation; or

(iii)	the date of the consummation of the sale or disposition by the Company of all or substantially all the Company’s assets.

The term “Cause” for purposes of these agreements means:

(i)	the willful failure by Employee to substantially perform Employee’s material duties under this Agreement other than a failure resulting from the Employee’s Disability,

(ii)	Employee’s conviction of or plea of nolo contendere to the commission of any felony or gross misdemeanor, but only if such event significantly harms the Company’s reputation or business;

(iii)	any fraud, misrepresentation or gross misconduct by Employee that is materially injurious to the Company;

(iv)	a material and willful violation by Employee of a federal or state law or regulation applicable to the business of the Company which is materially injurious to the Company, and

(v)	Employee’s willful breach of a material provision of this Agreement. The Company will not terminate Employee’s employment for Cause without first providing Employee with written notice specifically identifying the acts or omissions constituting the grounds for a Cause termination and, with respect to clauses (i), (iii) and (v), a reasonable cure period of not less than thirty (30) business days following such notice. No act or failure to act by Executive will be considered “willful” unless committed without good faith and without a reasonable belief that the act or omission was in the Company’s best interest, as determined by the Company’s Board of Directors.

The term “Good Reason” for purposes of these agreements means Employee’s resignation within thirty (30) days following the expiration of any Company cure period (discussed below) following the occurrence of one or more of the following, without the Employee’s consent:

(i)	the assignment to Employee of any duties, or the reduction of the Employee’s duties, either of which results in a material diminution of the Employee’s position or responsibilities with the Company in effect immediately prior to such assignment, or the removal of the Employee from such position and responsibilities; provided, however, that a reduction in position or responsibilities solely by virtue of a Change in Control shall not constitute “Good Reason” unless such reduction results in the removal of Employee from the most senior management position of the Company’s business;

(ii)	a reduction of more than ten percent of Employee’s Base Salary in any one year;

(iii)	the relocation of Employee to a facility that is more than twenty-five (25) miles from Employee’s current location;

(iv)	the failure of the Company to obtain assumption of this Agreement by any successor; and

(v)	the willful breach by the Company of a material provision of this Agreement. Employee will not resign for Good Reason without first providing the Company with written notice of the acts or omissions constituting the grounds for “Good Reason” and a reasonable cure period of not less than thirty (30) days following the date of such notice.

Executive Compensation Tables

Summary Compensation Table

The following table sets forth information regarding all compensation awarded to, earned by or paid to in fiscal years 2008 and 2007 to each person who served as our principal executive officer during fiscal 2008 and the two other most highly compensated executive officers. We refer to the three executive officers identified in this table as our Named Executive Officers.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)		Total ($)
Douglas R. Young	2008	$260,746	$—		$152,187		$—	$1,444		$414,377
President and Chief Executive Officer	2007	$260,000	$30,000	(3)	$122,247		$—	$21,821		$434,068
Syed Zaidi	2008	$238,462	$1,556		$146,923	(4)	$—	$48,268	(5)	$435,209
Chief Operating Officer	2007	$220,000	$1,556		$98,371		$—	$13,630		$333,557
Deepraj Puar	2008	$226,154	$—		$91,938		$—	$39,244	(6)	$357,336
Vice President, Operations	2007	$217,308	$—		$135,477		$—	$21,863		$374,648

(1)	Represents the dollar amount recognized by the Company for financial reporting purposes under FAS 123R, disregarding forfeitures. Assumptions made for fiscal 2008 are disclosed in Note 4 to the Notes to the Consolidated Financial Statements in the Form 10-K for the fiscal year ended January 27, 2008 and assumptions made for fiscal 2007 are disclosed in Note 4 to the Notes to the Consolidated Financial Statements in the Form 10-K for the fiscal year ended January 28, 2007.
(2)	Includes premiums paid for health and life insurance and health club subsidies.
(3)	Includes $30,000 bonus earned in fiscal year ended January 29, 2006 and paid in fiscal year ended January 28, 2007.
(4)	Excludes $13,660 FAS 123(R) expense for participation in our Employee Stock Purchase Plan.
(5)	Includes $14,492 in paid out vacation.
(6)	Includes $3,200 in personal travel paid for by our company.

Stock Awards

There were no grants or vesting of stock awards made by us to any executive officer during the fiscal year 2008 and 2007. There were no unvested stock awards outstanding at fiscal 2008 and 2007.

Grants of Option Awards

We currently award stock options under our 2003 Stock Plan and 1998 Stock Option Plan. The 2003 Stock Plan was approved by stockholders. The 1998 Stock Option Plan was not required to be approved by stockholders when it was adopted. Beginning with fiscal year 2004, as a result of regulatory changes, all material changes to both plans require stockholder approval. The Compensation Committee did not issue stock options as part of an annual stock option grant refresh during fiscal 2008 as target objectives for our company had not been met. During fiscal 2008, stock options were granted under the 2003 Stock Plan to Named Executive Officers Mr. Puar and Mr. Zaidi in connection with their promotions. The stock options are intended to align the interest of the executive officers with those of stockholders. The stock options are also designed to attract and retain the Named Executive Officers, and to motivate them to achieve the corporate objectives.

The following table provides information concerning options to purchase the Company’s Common Stock granted to each of the Named Executive Officers during the fiscal year ended January 27, 2008. We did not grant any non-equity incentive awards or equity incentive awards, nor were any performance-based awards or stock options granted.

Grants of Plan-Based Awards

For Fiscal Year Ended January 27, 2008

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($ per share) (1)
Douglas R. Young (2)	—	—	$—
Deepraj Puar (3)	07/26/2007	50,000	$3.85
Syed Zaidi (3)	02/23/2007	30,000	$4.17

(1)	The exercise price of all options was equal to the closing market price on the date of grant.
(2)	Mr. Young did not receive stock options nor were there any modifications to his existing stock options during fiscal 2008.
(3)

Messrs. Puar and Zaidi received stock option grants in connection with their promotions. The options vest at the rate of 1/48th per month, with the first installment vesting one month after the date of grant. There were no modifications to their stock options during fiscal 2008.

Outstanding Equity Awards at January 27, 2008

The following table provides information regarding each unexercised stock option held by each of our named executive officers as of January 27, 2008.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Douglas Young	24,867	13,333	(1)	$2.15	5/4/2015
	54,999	25,001	(2)	$2.40	4/21/2015
	16,000	0	(3)	$4.65	1/26/2015
	25,000	35,000	(4)	$4.83	5/10/2012
	12,188	32,812	(5)	$6.56	12/18/2012
	16,000	0	(3)	$21.50	2/2/2014

Deepraj Puar	11,375	9,208	(6)	$2.05	5/18/2015
	2,667	0	(3)	$2.75	7/22/2015
	6,250	43,750	(7)	3.85	7/24/2017
	10,417	14,583	(4)	$4.83	5/10/2012
	9,479	25,521	(5)	$6.56	12/18/2012
	20,000	0	(3)	$12.90	11/6/2013
	36,000	0	(3)	$13.95	9/18/2013
	15,000	0	(3)	$16.00	5/15/2012
	14,001	0	(3)	$16.10	8/15/2010

Syed Zaidi	14,000	9,208	(6)	$2.05	5/18/2015
	6,875	23,125	(8)	4.17	2/23/2017
	16,667	23,333	(4)	$4.83	5/10/2012
	10,000	0	(3)	$5.00	5/30/2010
	18,958	51,042	(5)	$6.56	12/18/2012
	20,000	0	(3)	$12.90	11/6/2013
	14,600	0	(3)	$13.95	9/18/2013
	20,000	0	(3)	$14.85	5/30/2010
	20,000	0	(3)	$16.00	5/15/2012

(1)	These options represent option awards made in fiscal 2006. The options vest at the rate of 1/48th monthly beginning June 5, 2005 and continuing monthly thereafter until May 5, 2009.
(2)

These options represent option awards made in fiscal 2006. The options vest at the rate 25% on the first anniversary of the grant date and 1/48th monthly thereafter. The initial vest day was April 21, 2006 and the options are fully vested on April 21, 2009.

(3)	These options are fully vested as of January 27, 2008.
(4)	These options represent option awards made in fiscal 2007. The options vest at the rate of 1/48th monthly beginning on June 10, 2007 and continuing monthly thereafter until May 10, 2010.
(5)	These options represent option awards made in fiscal 2007. The options vest at the rate of 1/48th monthly beginning January 18, 2007 and continuing monthly thereafter until December 18, 2010.
(6)	These options represent option awards made in fiscal 2006. The options vest at the rate of 1/48th monthly beginning June 30, 2005, and continuing monthly thereafter until May 31, 2009.
(7)	These options represent option awards made in fiscal 2008. The options vest at the rate of 1/48th monthly beginning August 24, 2007 and continuing monthly thereafter until July 24, 2011.
(8)	These options represent option awards made in fiscal 2008. The options vest at the rate of 1/48th monthly beginning March 23, 2007 and continuing monthly thereafter until February 23, 2011.

Pension Benefits

Currently, we do not have any pension benefit plans that are required to be reported.

Nonqualified Deferred Compensation

Currently, we do not have any nonqualified deferred compensation plans that are required to be reported.

Director Compensation For Fiscal Year Ended January 27, 2008

Our directors are reimbursed for their reasonable expenses associated with their attendance at meetings of our Board of Directors. In addition, each non-employee director was paid cash compensation for their directorship for fiscal year 2008 as follows:

•	A quarterly retainer of $4,000 for service as a director;

•	A quarterly retainer of $2,000 for service on the Audit Committee;

•	A quarterly retainer of $2,000 for serving as Chair of the Audit Committee;

•	A payment of $1,000 for attendance at each board meeting held in person;

•	A payment of $500 for each telephonic meeting of the board and /or special committee meetings.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Dr. Anil Gupta	30,500	0	75,129	0	0	0	105,629
Brett Moyer (3)	22,000	0	10,532	0	0	0	32,532
Carl Stork	31,500	0	75,129	0	0	0	106,629
Steve Valenzuela	39,500	0	76,631	0	0	0	116,131

(1)	This column includes annual retainer and meeting fees earned in fiscal 2008 regardless of when paid.
(2)	This column includes the compensation cost recognized for financial statement reporting purposes under FAS 123(R) for fiscal year 2008 with respect to stock options that vested in fiscal 2008. The expense is based upon a Black-Scholes model amortized over the vesting period of the options (excluding estimated forfeiture adjustments). We have described the assumptions made in this valuation in Note 4 of the Notes to Consolidated Financial Statements in the Form 10-K for the year ended January 27, 2008. The total FAS 123(R) grant date value of options granted in fiscal year 2008 without regard to vesting for Mr. Moyer was $53,202 in connection with his initial grant on joining our Board of Directors. Dr. Gupta, Mr. Stork and Mr. Valenzuela did not receive stock option grants in fiscal 2008. At fiscal year end, options to purchase the indicated number of shares were outstanding and held by each director: Gupta, 87,641; Moyer, 20,000; Stork, 83,666; and Valenzuela, 52,083.
(3)	Mr. Moyer was appointed to the Board of Directors effective March 5, 2007.

The non-employee directors are entitled to receive stock option grants under the provisions of the Company’s 2003 Stock Plan. A non-employee director joining the Board for the first time is granted non-statutory options to purchase 20,000 shares of our common stock. The exercise price for options granted to non-employee directors is the closing price per share of common stock on Nasdaq on the date of grant. In addition, discretionary stock options may be annually granted to non-employee directors. During fiscal 2008, one non-employee director, Mr. Moyer, received 20,000 shares in connection with his joining our Board of Directors. Mr. Moyer’s options vest at the rate of 25% one year from the date of grant and 1/48th monthly thereafter until all options are vested. Mr. Moyer’s options have an exercise price of $3.73 per share, the closing price per share on the date of grant. The term of the options granted is ten years. Vesting is subject to Mr. Moyer’s continued service as a director. Upon a merger of the Company with or into another corporation or a “change of control” of the Company, excluding a financing, all options granted to non-employee members of the Board of Directors will vest in full.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information with respect to beneficial ownership of our Common Stock, as of April 4, 2008, by:

•	Each person or entity known by us to be the beneficial owner of more than 5% of our common stock;

•	Each director;

•	Each named executive officer;

•	All current directors and executive officers as a group.

The percentage of beneficial ownership of each class of our capital stock for the table is based on 12,455,779 shares of our common stock outstanding as of April 4, 2008. To our knowledge, except under community property laws or as otherwise noted, the persons and entities named in the table have sole voting and sole investment power over their shares of our capital stock. Unless otherwise indicated, the principal address of each of the stockholders below is c/o NeoMagic Corporation, 3250 Jay Street, Santa Clara, CA 95054.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission (the “SEC”) based on voting and investment power with respect to the securities and does not necessarily indicate beneficial ownership for any other purpose. The number of shares of Common Stock outstanding used in calculating the percentage for each listed person includes shares of Common Stock underlying options and outstanding warrants held by such person that are exercisable within 60 calendar days of April 4, 2008, but excludes shares of Common Stock underlying options and or warrants held by any other person.

Beneficial Ownership Table

Name of Beneficial Owner or Identity of Group	Number of Shares Beneficially Owned	Percent (1)
Douglas Young (2)	177,854	1.4%
Deepraj Puar (3)	145,927	1.2%
Syed Zaidi (4)	169,247	1.3%
Anil Gupta (5)	87,058	*
Brett Moyer (6)	11,083	*
Carl Stork (7)	86,223	*
Steve Valenzuela (8)	44,000	*
All current executive officers and directors as a group (9 persons) (9)	723,892	5.5%
Raffles Associates, L.P. (10)	805,191	6.4%
Entities affiliated with Special Situations (11)	2,390,298	18.3%

(1)	Based on 12,455,779 shares outstanding as of April 4, 2008.
(2)	Includes options to purchase an aggregate of 171,554 shares that are exercisable within 60 days of April 4, 2008.
(3)	Includes options to purchase an aggregate of 140,189 shares that are exercisable within 60 days of April 4, 2008.
(4)	Includes options to purchase an aggregate of 159,225 shares that are exercisable within 60 days of April 4, 2008.
(5)	Includes options to purchase an aggregate of 84,558 shares that are exercisable within 60 days of April 4, 2008. Dr. Gupta’s son is owner of 500 shares of common stock, which are included in the total shares beneficially owned.

(6)	Includes options to purchase an aggregate of 8,583 shares that are exercisable within 60 days of April 4, 2008.
(7)	Includes options to purchase an aggregate of 80,583 shares that are exercisable within 60 days of April 4, 2008.
(8)	Includes options to purchase an aggregate of 44,000 shares that are exercisable within 60 days of April 4, 2008.
(9)	Includes options to purchase an aggregate of 691,192 shares held by 9 executive officers and directors that are exercisable within 60 days of April 4, 2008.
(10)	This information is based on the Schedule 13G (Amendment No. 2) filed with the Securities and Exchange Commission on February 14, 2008. Raffles Associates, L.P. is located at One Metrotech Center North, Brooklyn, NY 11201. Includes warrants to purchase 100,000 shares of common stock that are exercisable.
(11)	This information is based on the Schedule 13G (Amendment No. 1) filed with the Securities and Exchange Commission on February 13, 2008. Special Situations is located at 527 Madison Avenue, Suite 2600, New York, NY 10022. Austin W. Marxe and David M. Greenhouse beneficially own all of the shares and they share sole voting and investment power over the following shares: (i) 234,698 shares of Common Stock and Warrants to purchase 83,500 shares of Common Stock owned by Special Situations Private Equity Fund, L.P., (ii) 600,100 shares of Common Stock and Warrants to purchase 218,000 shares of Common Stock owned by Special Situations Fund III QP, L.P. (6.5%), (iii) 103,600 shares of Common Stock and Warrants to purchase 38,000 shares of Common Stock owned by Special Situations Technology Fund, L.P. and (iv) 644,000 shares of Common Stock and Warrants to purchase 235,500 shares of Common Stock owned by Special Situations Technology Fund II, L.P. (6.9%). Includes warrants to purchase 575,000 shares of common stock detailed in this footnote that are exercisable.
*	Less than 1%

Equity Compensation Plan Table

The table set forth in Item 5 of Part II of the Original Filing is hereby incorporated by reference into this Item 12 of Part III.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Other than the compensation arrangements described in Item 11 under “Director Compensation,” “Executive Compensation” and “Employment Contracts, Termination of Employment and Change in Control Arrangements” and the transactions described below, since January 29, 2006, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party to which the amount involved exceeds $120,000 and in which any executive officer, director or beneficial owner of more than 5% of our common stock had or will have a direct or indirect material interest.

Director Independence

The Nominating and Corporate Governance Committee of our Board of Directors determines the independence of each director and nominee for election as a director observing all criteria for independence as set forth in the NASDAQ Stock Market listing standards and applicable rules of the Securities and Exchange Commission (the “Commission”).

The Nominating and Corporate Governance Committee has determined that a majority of our Board is independent according to the applicable rules of the Commission and the listing standards of the NASDAQ Stock Market. In making the determinations as to which members of the Board are independent, the committee considered the fact that certain of these independent directors, as disclosed in their biographies set forth in Item 10. Directors, Executive Officers and Corporate Governance above, are associated with other companies in the semiconductor industry. In reviewing these relationships, the Board determined that, absent a direct conflict (in which the Board may require recusal or other similar procedures), such relationships do not impede any such director’s ability to act independently on behalf of the Company and its stockholders. The Board has determined that, except Douglas R. Young and Syed Zaidi, who are also executive officers of NeoMagic, each of the current directors has no material relationship with NeoMagic Corporation (either directly or as a partner, stockholder or officer of an organization that has a material relationship with NeoMagic Corporation) and is independent within the meaning of the applicable rules of the Commission and the listing standards of the NASDAQ Stock Market.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The table below sets forth the aggregate fees billed during the fiscal years ended January 27, 2008 and January 28, 2007 for audit and other services provided by Stonefield Josephson, Inc., the Company’s principal accountant. These fees do not reflect all fees incurred, only fees actually billed.

	Fiscal Year
	2008	2007
	(amounts in thousands)
Audit Fees (1)	$453	$413
Audit-Related Fees	—	—
Tax Fees (2)	—	—
All Other Fees	27	158

Total	$480	$571

(1)	Audit fees include fees associated with the annual audit, reviews of our company’s quarterly financial statements, statutory audits required for the international subsidiaries, permitted accounting consultations and review of regulatory filings.
(2)	Stonefield Josephson, Inc. does not provide tax-related services. During fiscal 2008 and 2007, tax services were provided by Deloitte Tax LLP and Ernst & Young LLP, and the amounts billed were $246,000 and $244,000, respectively.

Audit Committee Pre-Approval of Services

Under the Audit Committee charter, the Audit Committee must pre-approve all audit and permitted non-audit services, including the fees and terms thereof, to be performed by our independent registered public accounting firm. The Audit Committee shall have the sole authority to approve the hiring and firing of the independent registered public accounting firm, all audit engagement fees and terms and all non-audit engagements, as may be permissible, with the independent auditors. In the past two fiscal years, the Audit Committee has pre-approved all audit and non-audit services performed by and fees paid to Stonefield Josephson, Inc.

The Audit Committee has determined that the provision of services described above is compatible with maintaining Stonefield Josephson, Inc.’s independence.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

3.	Exhibits

The exhibits listed in the index to exhibits immediately following the signature pages are filed or incorporated by reference as a part of this Form 10-K/A. These are in addition to the exhibits filed with the Original Filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION

By:	/s/ STEVEN P. BERRY
STEVEN P. BERRY
Vice President of Finance and Chief Financial Officer (Principal Financial Officer)

Date: May 27, 2008

Name	Title	Date

/S/ DOUGLAS R.YOUNG Douglas R. Young	President and Chief Executive Officer (Principal Executive Officer) and Director	May 27, 2008

/S/ STEVEN P. BERRY Steven P. Berry	Vice President of Finance and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	May 27, 2008

* Anil Gupta	Director	May 27, 2008

* Brett Moyer	Director	May 27, 2008

* Carl Stork	Director	May 27, 2008

* Steve Valenzuela	Director	May 27, 2008

* Syed Zaidi	Director	May 27, 2008

*By:	/s/ STEVEN P. BERRY
STEVEN P. BERRY
Attorney-in-Fact

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Form 10-K/A:

Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.