Form 10-Q
period 2008-04-27
NEOMAGIC CORP
filed 2008-05-30
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 27, 2008

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non- Accelerated Filer  ☐            Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 27, 2008 was 12,455,779.

NEOMAGIC CORPORATION

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	April 27, 2008	April 29, 2007
Net revenue	$592	$482
Cost of revenue	466	344

Gross profit	126	138
Operating expenses:
Research and development	3,075	2,963
Sales, general and administrative	1,766	1,559
Gain on sale of patents	(9,500)

Total operating expenses	(4,659)	4,522

Operating income (loss)	4,785	(4,384)
Other income (expense), net:
Interest income and other	71	193
Interest expense	(10)	(24)
Gain from change in fair value of warrant liability	25	991

Income (loss) before taxes	4,871	(3,224)
Income tax provision	8	21

Net income (loss)	$4,863	$(3,245)

Basic and diluted net income (loss) per share	$0.39	$(0.26)
Weighted average common shares outstanding - basic and diluted	12,456	12,286

The accompanying notes are an integral part of these unaudited Condensed Financial Statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	April 27, 2008 (unaudited)	January 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$3,880	$964
Short-term investments	2,991	500
Accounts receivable, net	268	529
Inventory	3,702	3,715
Prepaid and other current assets	534	426

Total current assets	11,375	6,134
Property, plant and equipment, net	635	692
Long-term prepaid assets	54	74
Long-term investments	244	471
Other assets	241	242

Total assets	$12,549	$7,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,262	$1,448
Compensation and related benefits	1,402	1,057
Income taxes payable	296	583
Current portion of capital lease obligations	322	316
Warrant liability	13	38
Other accruals	246	196

Total current liabilities	3,541	3,638
Capital lease obligations	256	339
Other long-term liabilities	77	89
Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock	39	39
Additional paid-in capital	122,563	122,071
Accumulated other comprehensive income	44	271
Accumulated deficit	(113,971)	(118,834)

Total stockholders’ equity	8,675	3,547

Total liabilities and stockholders’ equity	$12,549	$7,613

The accompanying notes are an integral part of these unaudited Condensed Financial Statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Three Months Ended
	April 27, 2008	April 29, 2007
Operating activities:
Net income (loss)	$4,863	$(3,245)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation	84	390
Gain on sale of patents	(9,500)	—
Gain on sale of property, plant and equipment	(25)	—
Change in fair value on revaluation of warrant liability	(25)	(991)
Net write-downs (reserve releases) on inventory	64	(25)
Stock-based compensation	492	453
Changes in operating assets and liabilities:
Accounts receivable	261	(355)
Inventory	(51)	(73)
Prepaid and other current assets	(108)	(120)
Long-term prepaid and other assets	21	10
Accounts payable	(186)	(423)
Compensation and related benefits	345	219
Income taxes payable	(287)	14
Other accruals	38	48

Net cash used in operating activities	(4,014)	(4,098)

Investing activities:
Proceeds from sale of patents	9,500	—
Proceeds from sale of property, plant and equipment	25	—
Purchases of property, plant and equipment	(27)	(97)
Purchases of short-term investments	(2,991)	(971)
Maturities of short-term investments	500	—

Net cash provided by (used in) investing activities	7,007	(1,068)

Financing activities:
Payments on capital lease obligations	(77)	(235)
Net proceeds from issuance of common stock	—	51

Net cash used in financing activities	(77)	(184)

Net increase (decrease) in cash and cash equivalents	2,916	(5,350)
Cash and cash equivalents at beginning of period	964	16,468

Cash and cash equivalents at end of period	$3,880	$11,118

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$11	$9
Taxes	$295	$7
Supplemental disclosure of non-cash investing activities:
Change in fair value of marketable equity securities	$(227)	$1

The accompanying notes are an integral part of these unaudited Condensed Financial Statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively “NeoMagic” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the Unites States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at April 27, 2008, and the operating results and cash flows for the three months ended April 27, 2008 and April 29, 2007. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 27, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The Company does not believe its current cash, cash equivalents and short-term investments will satisfy its projected cash requirements through January 25, 2009. The Company will need to raise additional capital to fund future operating activities. The adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in achieving profitable operations and positive operating cash flows. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If the Company experiences a material shortfall versus its plan, it expects to take all appropriate actions to maximize the value of the Company. The Company believes it can take actions to achieve further reductions in its operating expenses, if necessary. The Company also believes that it can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. The Company cannot assure that additional financing will be available on acceptable terms or at all.

The results of operations for the three months ended April 27, 2008 are not necessarily indicative of the results that may be expected for the year ending January 25, 2009.

The first fiscal quarters of 2009 and 2008 ended on April 27, 2008 and April 29, 2007, respectively. The Company’s quarters generally have 13 weeks. The first quarter of fiscal 2009 and fiscal 2008 each had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2009 will have 52 weeks and fiscal 2008 had 52 weeks.

2.	Stock-Based Compensation

During the quarter ended April 27, 2008, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. Stock options for employees or new non-employee members of the Board of Directors generally vest over a four-year period, have a term of ten years from the issuance date, and an exercise price equal to the closing price on the Nasdaq Capital Market of the common stock on the date of grant. Stock options issued to current non-employee members of the Board of Directors generally vest over a two-year period, have a term of ten years from the issuance date, and an exercise price equal to the closing price on the Nasdaq Capital Market of the common stock on the date of grant. Generally, unvested options are forfeited thirty to ninety days from the date a Service Provider ceases to be an employee or director (as the case may be), or in the case of death or disability for a period of up to twelve months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At April 27, 2008, approximately 1,850,688 and 1,116,431 shares of the Company’s common stock were reserved for issuance under the 2003 Stock Option Plan and Amended 1998 Stock Option Plan, respectively. There are 93,401 shares of the Company’s common stock reserved for issuance pursuant to outstanding options under the 1993 Stock Option Plan, which expired in 2003. No new grants may be made under this plan.

The 2006 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. To cover the exercise of vested options the Company issues new shares from its authorized but unissued share pool. A total of 266,834 shares of the Company’s common stock were reserved at April 27, 2008, for future issuance under the 2006 Employee Stock Purchase Plan.

Adoption of SFAS No. 123(R)

Effective January 30, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which requires the Company to measure the cost of employee services received in exchange for all equity awards granted under its stock option plans and employee stock purchase plans based on the fair market value of the award as of the grant date. SFAS 123R supersedes Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation and Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“APB 25”). The Company has adopted SFAS 123R using the modified prospective application method of adoption that requires the Company to record compensation cost related to unvested stock awards as of January 30, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after January 30, 2006 are valued at fair value in accordance with provisions of SFAS 123R and recognized on a ratable basis over the service periods of each award. The Company began using estimated forfeiture rates in the first quarter of 2007 based on its historical experience.

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

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the accompanying Consolidated Condensed Financial Statements for the three months ended April 27, 2008 and April 29, 2007.

	April 27, 2008	April 29, 2007
Cost of revenue	$8	$5
Research and development	273	236
Selling, general and administrative	211	212

Total	$492	$453

For the three months ended April 27, 2008 and April 29, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $1.8 million and $1.9 million, respectively, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 2.92 years and 3.02 years for the three months ended April 27, 2008 and April 29, 2007, respectively, for stock options and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.

For the three months ended April 27, 2008 and April 29, 2007, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $680 thousand and $549 thousand, respectively. This cost will be recognized on a straight-line basis over a weighted-average period of approximately 1.1 years and 1.75 years, respectively, for the three months ended April 27, 2008 and April 29, 2007.

Net cash proceeds from the sales of common stock under employee stock purchase and stock option plans were $0 thousand and $50 thousand for the three months ended April 27, 2008 and April 29, 2007, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the three months ended April 27, 2008 and April 29, 2007. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Determining Fair Value

Valuation and amortization method – The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term for first quarter fiscal 2009 is based upon historical review. The Company believes that this method meets the requirements for SFAS 123(R).

Expected Volatility – The Company’s expected volatility for the quarter ended April 27, 2008 is computed based on the Company’s historical stock price volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

Risk-Free Interest Rate – The risk-free interest rate used in the Black-Scholes option valuation method is based on the implied yield currently available on U.S. Treasury zero-coupon issues with a remaining term equal to the expected term of the option.

Expected Dividend – The dividend yield reflects that the Company has never paid any cash dividends and has no intention to pay dividends in the foreseeable future.

Estimated Forfeiture – The estimated forfeiture rate was based on an analysis of the Company’s historical forfeiture rates. The estimated average forfeiture rate for the quarters ended April 27, 2008 and April 29, 2007 were 33.9% and 41.3%, respectively, based on historical forfeiture experience.

In the three months ended April 27, 2008 and April 29, 2007, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:

	Option Plans		Stock Purchase Plan
Three months ended	April 27, 2008	April 29, 2007	April 27, 2008	April 29, 2007
Risk-free interest rates	1.78%	4.60%	4.15%	5.07%
Volatility	0.94	1.01	0.87	.98
Expected life of option in years	3.75	4.00	1.1	.50

Stock Options and Awards Activities

The following is a summary of the Company’s stock option activity under the stock option plans as of April 27, 2008 and related information:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 27, 2008	2,198,125	$6.34
Granted	712,530	$1.50
Exercised	0	$0
Forfeitures and cancellations	(58,458)	$5.87

Outstanding at April 27, 2008	2,852,197	$5.14	6.71	$0

Vested and Expected to Vest at April 27, 2008	1,905,391	$5.94	6.28	$0

Exercisable at April 27, 2008	1,232,685	$7.46	5.26	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.88 per share at April 25, 2008, the last market day of our fiscal quarter ended April 27, 2008, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. There were no in-the-money options exercisable as of April 27, 2008. The aggregate intrinsic value of options exercised during the three months ended April 27, 2008 and April 29, 2007 was $0 thousand and $61 thousand, respectively.

The exercise prices for options outstanding and exercisable as of April 27, 2008 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(per share)	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$1.21 – 2.00	737	9.66	$1.51	54	$1.55
$2.01 – 4.02	643	7.68	$2.72	306	$2.38
$4.03 – 6.00	518	5.39	$4.70	260	$4.82
$6.01 – 9.92	575	4.60	$6.57	234	$6.59
$9.93 – 20.00	356	4.30	$14.27	356	$14.27
$20.01 and over	23	5.59	$22.43	23	$22.43

	2,852	6.71	$5.14	1,233	$7.46

3.	Income (Loss) Per Share

The following data shows the amounts used in computing income (loss) per share and the effect on the weighted-average number of shares of diluted potential common stock.

Three months ended	April 27, 2008	April 29, 2007
(in thousands except per share data)
Numerator:
Net income (loss)	$4,863	$(3,245)

Denominator:
Denominator for basic net income (loss) per share, weighted average shares	12,456	12,286
Effect of dilutive securities:
Stock options outstanding	—	—

Denominator for diluted net income (loss) per share, weighted average shares	12,456	12,286
Basic net income (loss) per share	$0.39	$(0.26)
Diluted net income (loss) per share	$0.39	$(0.26)

For the three months ended April 27, 2008 basic income per share equals diluted income per share since all options and warrants outstanding have an exercise price greater than the fair market value of our common stock as of April 27, 2008. For the three months ended April 29, 2007 basic loss per share equals diluted loss per share due to the net loss for the quarter. During the three months ended April 27, 2008 and April 29, 2007, the Company excluded from the computation of basic and diluted loss per share options and warrants to purchase 5,271,106 and 2,987,063 shares of common stock, respectively, because the effect would be anti-dilutive.

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

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of April 27, 2008 and January 27, 2008, and consists of the following (in thousands):

April 27, 2008 (unaudited)	Amortized Cost	Gross Unrealized Loss	Fair Value
Cash and cash equivalents:
Money market funds	$1,130	$—	$1,130
Commercial paper	437	—	437
U.S. Government agencies	1,317	—	1,317
Bank accounts	996	—	996

Total	$3,880	$—	$3,880

Short-term investments:
Commercial paper	$1,990	$(1)	$1,989
U.S. Government agencies	1,001	1	1,002

Total	$2,991	$—	$2,991

Long-term investments:
Equity securities	$200	$44	$244

Total	$200	$44	$244

January 27, 2008	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash and cash equivalents:
Money market funds	$533	$—	$533
Bank accounts	431	—	431

Total	$964	$—	$964

Short-term investments:
U.S. Government agencies	$500	—	$500

Total	$500	$—	$500

Long-term investments:
Equity securities	$200	$271	$471

Total	$200	$271	$471

Investment in Marketable Securities

In January 2006, the Company made a $200 thousand minority equity investment in Neonode, Inc. (“Neonode”), a then privately held mobile telephone company. In August 2007, effective upon the merger of Neonode with a subsidiary of SBE, Inc. (“SBE”), SBE changed its name to Neonode, Inc. and its common stock is now publicly traded on the Nasdaq Stock Exchange (“NEON”). Upon the merger of SBE and Neonode, the Company’s investment converted into approximately 127,000 shares of Neonode common stock. The investment is classified as an available for sale security and had a fair value on April 27, 2008 and January 27, 2008 of $244 thousand and $471 thousand, respectively. The fair value on April 27, 2008 and January 27, 2008 included gross unrealized gains of $44 thousand and $271 thousand, respectively.

Fair Value of Financial Instruments

On January 28, 2008, the Company adopted Statement of Financial Accounting Standards No. 157, “Fair Value Measurements” (“SFAS 157”) which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. SFAS 157 applies whenever other statements require or permit assets or liabilities to be measured at fair value. SFAS 157 is effective for the Company beginning January 28, 2008, except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

FAS 157 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

Level 1 -	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.

Level 2 -	Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3 -	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable (i.e., supported by little or no market activity).

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of April 27, 2008 and the basis for that measurement (in thousands):

		(Level 1)	(Level 2)
	Balance as of April 27, 2008	Quoted Prices in Active Markets of Identical Assets	Significant Other Observable Inputs
Money market funds	$1,130	$1,130	$—
Commercial Paper	2,426	—	2,426
U.S. Government agencies	2,319	—	2,319
Equity securities	244	244	—

	$6,119	$1,374	$4,745

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments. As of April 27, 2008, the Company did not have any assets or liabilities without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

FASB’s Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”) also became effective the first quarter of fiscal 2009. This option was not chosen, so marketable securities continue to be accounted for as available-for-sale securities under SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities.”

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

	April 27, 2008	January 27, 2008
	(unaudited)
	(in thousands)
Inventory consists of:
Raw materials	$2,120	$2,078
Work in process	—	—
Finished goods	1,582	1,637

Total	$3,702	$3,715

6.	Accumulated Other Comprehensive Income (Loss)

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders’ equity.

Net comprehensive income (loss) includes the Company’s net income (loss), as well as accumulated other comprehensive income (loss) on available-for-sale securities. Net comprehensive income (loss) for the three months ended April 27, 2008 and April 29, 2007, respectively, is as follows (in thousands):

	Three months ended
	April 27, 2008	April 29, 2007
Net income (loss)	$4,863	$(3,245)
Net change in unrealized gain/loss on available for sale securities	(227)	1

Net comprehensive income (loss)	$4,636	$(3,244)

Total accumulated other comprehensive income was $44,000 and $271,000 at April 27, 2008 and January 27, 2008, respectively. Accumulated other comprehensive income consists entirely of unrealized gains on available for sale securities.

7.	Obligations Under Capital Leases

In January 2007, the Company entered into a new capital lease to replace an expiring lease for software licenses used in the design of its semiconductor products. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized:

	April 27, 2008	January 27, 2008
	(unaudited)
	(in thousands)
Software under capital lease	$655	$655
Accumulated amortization	(291)	(236)

Net software under capital lease	$364	$419

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of April 27, 2008:

(in thousands)
Fiscal 2009 (remaining nine months)	265
Fiscal 2010	354

Total minimum lease payments	619
Less: amount representing interest	(41)

Present value of net minimum lease payments	578
Less: current portion	(322)

Long-term portion	$256

8.	Warrant Liability

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

The 2006 Warrants provide that each holder of a 2006 Warrant may exercise its 2006 Warrant for shares of Common Stock at an exercise price of $5.20 per share, but no 2006 Warrant was exercisable for cash until one year after its initial issuance. The 2006 Warrants, however, became net exercisable on June 6, 2007. The 2006 Warrants provide for adjustments to the exercise price per share and number of shares for which the 2006 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions, reclassifications and, subject to a minimum price of $4.58 per share, dilutive issuances (i.e., price based anti-dilution adjustments).

The 2006 Warrants were initially classified as a liability in accordance with EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock” (“EITF 00-19”). Although the 2006 Warrants as originally issued provided that shares of common stock may be issued upon a cash exercise under a private placement exemption if the Primary S-3 is not effective, the staff of the SEC advised the Company that the Company would be obligated to physically settle the contract only by delivering registered shares. Under EITF 00-19, if the Company must settle the contract by delivering registered shares, it is assumed that the Company will be required to net-cash settle the contract. As a result, the 2006 Warrants were initially required to be classified as a liability. The fair value of the 2006 Warrants was estimated to be $5.7 million at the date of issue using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.53%; no dividend yield; an expected life of 5 years; and a volatility factor of 94.9%. The Company is required to revalue the cash exercisable 2006 Warrants at the end of each reporting period with the change in value reported in the statement of operations as a “gain or loss from the change in fair value on revaluation of warrant liability” in the period in which the change occurred. In fiscal 2008 and fiscal 2007, the Company recognized a gain on the change in fair value on revaluation of warrant liability of $0.8 million and $1.8 million, respectively. Since the warrants were initially classified as a liability, the proceeds allocated to equity were the gross proceeds of $11,450,000 less the fair value of the warrants of $5,688,000 and less the offering costs allocated to the warrants of $273,000. The total offering costs of $974,000 were allocated between the 2006 Warrants and the common stock based on their respective fair values. Offering costs of $273,000 were allocated to the 2006 Warrants and reported as interest expense in the statement of operations for fiscal 2007.

In July 2007, the Company offered holders of 2006 Warrants, the ability to amend their outstanding warrants. The amended 2006 Warrants are only exercisable on a net share settlement basis and are no longer cash exercisable. Since holders of amended 2006 warrants cannot make or execute a cash exercise, the Company will not be required to register the shares issued upon exercise of such amended warrants under any circumstances. Accordingly, as of July 27, 2007, the amended 2006 Warrants were no longer required to be classified as a liability under EITF 00-19 and were reclassified as equity. The Company completed its warrant exchange offer on July 27, 2007. At that time, 96% of all outstanding 2006 Warrants were amended, representing 1,200,000 shares of the 1,250,000 shares subject to warrants that had been available for amendment. One investor holding a warrant to purchase 50,000 shares chose not to participate. The 2006 Warrants were revalued on July 27, 2007, the date the warrant exchange offer was completed, and the Company recognized a loss on the change in fair value on revaluation of warrant liability of $248,000. The fair value of the 2006 Warrants was estimated to be $3.1 million. The $3.0 million value of the amended 2006 Warrants was reclassified to equity as of July 27, 2007 and the $0.1 million value of the 2006 Warrants that were not amended remained on the Company’s balance sheet as a liability of $13,000 as of April 27, 2008 and $38,000 as of January 27, 2008.

9.	Income Taxes

The Company maintained a full valuation allowance on its net deferred tax assets as of April 27, 2008. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 29, 2007. In accordance with FIN 48, paragraph 19, the Company decided to classify interest and penalties as a component of tax expense. As a result of the implementation of FIN 48, the Company recognized a $101,000 decrease in liability for unrecognized tax benefits, which was accounted for as an adjustment to the January 29, 2007 balance of retained earnings.

The Company has unrecognized tax benefits of approximately $2.3 million as of January 27, 2008, of which $571 thousand if recognized would result in a reduction of the Company’s effective tax rate. The Company recorded a decrease of its unrecognized tax benefits of approximately $296 thousand as of April 27, 2008.

Over the next twelve months, the Company’s existing tax positions may continue to generate an increase in unrecognized tax benefits subject to management’s periodic reviews of the Company’s uncertain tax positions. However, the Company does not expect the changes in unrecognized tax benefits of its tax positions, if any, will result in recognition of an uncertain tax liability.

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

(in thousands)
Fiscal 2009 (remaining nine months)*	928
Fiscal 2010	1,100
Fiscal 2011	277
Thereafter	—

Total minimum lease payments	$2,305

*	Net of sublease income for a sub-lease in the Company’s Santa Clara facility through October 2008 for $16,500 per month.

Design tool software licenses

We have commitments under time-based subscription licenses for design tool software of $357,000 for the remaining nine months of fiscal 2009 and $285,000 in fiscal 2010.

11.	Product Warranty

The Company generally sells its products with a limited warranty and a limited indemnification of customers against intellectual property infringement claims. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified claims based on historical activity. The accrual and the related expense for known claims was not significant as of and for the three month periods ended April 27, 2008 and April 29, 2007, due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims.

12.	Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities, Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This statement allows entities to elect to measure many financial instruments and certain other items that are similar to financial instruments at fair value that are not currently required to be measured at fair value. The election is made on an instrument-by-instrument basis and is irrevocable. If the fair value option is elected for an instrument, the statement specifies that all subsequent changes in fair value for that instrument shall be reported in earnings. Upon initial adoption, this statement provides entities with a one-time chance to elect the fair value option for the eligible items. The effect of the first measurement to fair value should be reported as a cumulative-effect adjustment to the opening balance of retained earnings (cumulative deficit) in the year the statement is adopted. SFAS 159 was effective for NeoMagic beginning on January 28, 2008. The Company did not make any elections for fair value accounting and therefore, it did not record a cumulative-effect adjustment to its opening cumulative deficit balance.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, or SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133”. SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact of adopting the provisions of SFAS 161.

In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers by one year the effective date of FAS 157 for non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), which for NeoMagic is effective beginning January 26, 2009. We are currently evaluating the impact of adopting the provisions of FSP 157-2.

On April 25, 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Asset” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for NeoMagic beginning January 26, 2009. Earlier adoption is prohibited.

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

Overview

We deliver semiconductor chips and software that provide solutions to enable new multimedia applications for handheld devices. Our solutions offer low power consumption, small form-factor and high performance processing. As part of our complete system solution, we deliver a suite of middleware and sample applications for imaging, video and audio functionality, and we provide multiple operating system ports with customized drivers for our products. Our product portfolio includes semiconductor solutions known as Applications Processors as well as other System-On-Chips (SOCs). Our Applications Processors are sold under the “MiMagic” brand name with a focus on enabling high performance multimedia within a low power consumption environment. In mobile phones, our Applications Processors are designed to work side-by-side with baseband processors that are used for communications functionality. Our SOC product dedicated for the mobile digital TV market is marketed under the “NeoMobileTV” brand name. Target customers for both our MiMagic and our NeoMobileTV products include manufacturers of mobile phones and handheld devices. The largest projected market opportunity for our products is in the mobile phone market, where our products enable multimedia functionality.

Since April 2002, we have been working with The Consortium for Technology Licensing Ltd. to explore opportunities to license or sell our patents. During the first quarter of fiscal 2009, we completed the sale of selected, non-essential patents, which included our embedded DRAM patents, and a patent application to Faust Communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. The patents sold relate to products we no longer sell and not to products that we currently sell or plan to sell. We have retained a worldwide, non-exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products. The sales did not include our important patents covering the unique array processing technology used in our newer MiMagic and NeoMobileTV products. As a result of the patent sale, we reported net income of $4.9 million in the first quarter of fiscal 2009 compared to a net loss of $3.2 million in the first quarter of fiscal 2008.

During the first quarter of fiscal 2009, we announced the production release of our latest application processor, the MiMagic 8. The MiMagic 8 is designed for mobile TV enabled smart phones, personal media players, GPS navigation devices and other handheld products.

The Company’s fiscal year end is the last Sunday in January. The first fiscal quarters of 2009 and 2008 ended on April 27, 2008 and April 29, 2007, respectively. The Company’s quarters generally have 13 weeks. The first quarters of fiscal 2009 and fiscal 2008 had 13 weeks. The Company’s fiscal years generally have 52 weeks.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of such statements requires us to make estimates and assumptions that affect the reported amounts of revenues and expenses during the reporting period and the reported amounts of assets and liabilities as of the date of the financial statements. Our estimates are based on historical experience and other assumptions that we consider to be appropriate in the circumstances. However, actual future results may vary materially from our estimates.

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

There have been no significant changes to these policies from the disclosures noted in our Annual Report on Form 10-K for the fiscal year ended January 27, 2008.

Results of Operations

Revenue

Net revenue was $592 thousand for the three months ended April 27, 2008, compared to $482 thousand for the three months ended April 29, 2007, and consisted entirely of net product revenue in both quarters. There was no licensing revenue in either quarter. Net product revenue increased primarily due to a $532 thousand increase in shipments of our MiMagic 3 applications processor, partially offset by a $419 thousand decrease in shipments of our MiMagic 6+ applications processor. The increased shipments of our MiMagic 3 application processor were primarily due to shipments to Flextronics (formerly Solectron) for production in Singapore for use in an automated toll-collection system. The decrease in shipments of our MiMagic 6+ application processor was due to decreased shipments into the mobile digital TV market.

Product sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 98% and 97% of product revenue in the three months ended April 27, 2008 and April 29, 2007, respectively. In the first quarter of fiscal 2009, 90% of our revenue resulted from the sale of our MiMagic 3 application processor to Flextronics (formerly Solectron) for production in Singapore for use in an automated toll-collection system. In the first quarter of fiscal 2008, 62% of our revenue resulted from the sale of our MiMagic 6+ application processor to Sejin Electron for a mobile television application. This MiMagic 6+ program of Sejin Electron is no longer active. Sejin has discontinued marketing efforts for this program due to limited demand for this type of stand alone mobile TV product. We expect that export sales will continue to represent the majority of our product revenue.

Our customer base can shift significantly from period to period as some customer programs end and new programs do not always emerge to replace them. In addition, new customers are often added from period to period. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area:

Three Months Ended	April 27, 2008	April 29, 2007
Singapore	90%	0%
Korea	8%	78%
United States	2%	3%
Taiwan	0%	1%
Malaysia	0%	6%
Sweden	0%	10%
England	0%	2%

	100%	100%

The following customers accounted for more than 10% of product revenue:

Three Months Ended	April 27, 2008	April 29, 2007
Flextronics	90%	*
Sejin Electron Inc.	*	62%
Segyung Britestone Co.	*	12%
NeoNode	*	10%

*	represents less than 10% of net sales

Gross Profit

Gross profit was $126 thousand and $138 thousand for the three months ended April 27, 2008 and April 29, 2007, respectively. The decrease in gross profit is primarily due to charges of $124 thousand to write-off older 16 MB SDRAM companion die for the NeoMobileTV product in the first quarter of fiscal 2009, where customer requirements shifted to newer 32 MB SDRAM companion die. This charge was partially offset by the sale of $60 thousand of inventory previously written down. In addition, the first quarter of fiscal 2008 was favorably impacted by the sale of $25 thousand of inventory previously written down.

Research and Development Expenses

Research and development expenses are primarily directed to development for the mobile television, wireless IP camera, and multimedia-enriched handsets markets. Research and development expenses include compensation and associated costs relating to development personnel, outside engineering consulting, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $3.1 million and $3.0 million for the three months ended April 27, 2008 and April 29, 2007, respectively. These expenses include stock based compensation of $273 thousand and $236 thousand for the three months ended April 27, 2008 and April 29, 2007, respectively. Research and development expenses increased slightly in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 primarily due increased labor costs partially offset by decreased depreciation expense. We anticipate continuing to make substantial research and development expenditures.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.8 million and $1.6 million for the three months ended April 27, 2008 and April 29, 2007, respectively. These expenses include stock-based compensation of $211 thousand and $212 thousand for the three months ended April 27, 2008 and April 29, 2007, respectively. Sales, general and administrative expenses increased due to increased audit and legal costs of $0.2 million due to the fiscal 2008 annual audit conducted during the first quarter of fiscal 2009. We anticipate making substantial sales, general and administrative expenditures to expand our customer engagements.

Gain on Sale of Patents

In the first quarter of fiscal 2009 we completed the sale of 18 non-essential patents, which included our embedded DRAM patents, and a patent application to Faust Communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non-exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products. The patents sold in the first quarter of fiscal 2009 do not relate to products NeoMagic currently sells or plans to sell. There were no patent sales in the first quarter of fiscal 2008.

Stock Compensation

Stock compensation expense was $492 thousand and $453 thousand for the three months ended April 27, 2008 and April 29, 2007, respectively. Stock compensation expense recorded in cost of revenues, research and development expenses and selling, general and administrative expenses for the three months ended April 27, 2008 and April 29, 2007, is the amortization of the fair value of share-based payments made to employees and members of our board of directors in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on the first day of fiscal 2007 (See Note 2). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.

Interest Income and Other

The Company earns interest on its cash and short-term investments. Interest and other income was $0.1 million and $0.2 million for the three months ended April 27, 2008 and April 29, 2007, respectively. The decrease is primarily due to lower average cash and short-term investment balances and decreased interest rates.

Interest Expense

Interest expense was $10 thousand and $24 thousand for the three months ended April 27, 2008 and April 29, 2007, respectively. Interest expense recorded in the first quarters of fiscal 2009 and fiscal 2008 represents interest on our capital leases (See Note 7). The decreased interest expense is due to declining principal balances.

Gain from Change in Fair Value of Warrant Liability

The Company recorded a gain of $24 thousand and $991 thousand in the first quarters of fiscal 2009 and 2008, respectively, for the change in fair value on revaluation of its warrant liability associated with its warrants issued on December 6, 2006 (the “2006 Warrants”). The Company is required to revalue certain of the 2006 Warrants at the end of each reporting period with the change in value reported in the statement of operations as a “gain (loss) from change in fair value of warrant liability” in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model (see Note 8). Following the warrant exchange in the second quarter of fiscal 2008, the number of 2006 Warrants subject to quarterly re-evaluation has decreased from warrants to purchase 1,250,000 shares to a warrant to purchase 50,000 shares, which significantly decreased the magnitude of the revaluation for the first quarter of fiscal 2009.

Income Taxes

Income tax expense was $8 thousand and $21 thousand for the three months ended April 27, 2008 and April 29, 2007, respectively. We recorded a tax provision of $8 thousand on pre-tax income of $4.9 million in the three months ended April 27, 2008 that primarily consisted of foreign income taxes. We did not record a provision for domestic income taxes in the first quarter of fiscal 2009, as we anticipate either an operating loss for the fiscal year or utilization of net operating losses. We recorded a tax provision of $21 thousand on a pre-tax loss of $3.2 million in the three months ended April 29, 2007 that consisted of foreign income taxes and an increase of $14 thousand for accrued interest on tax liabilities.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments increased $5.4 million in the three months ended April 27, 2008 to $6.9 million from $1.5 million at January 27, 2008.

We do not believe our current cash, cash equivalents and short-term investments will satisfy our projected cash requirements through the next 12 months. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The audit report of our independent registered public accounting firm with respect to our fiscal year ended January 27, 2008, was modified by adding an explanatory paragraph for a “going concern”. We will need to raise additional capital to fund future operating activities. If we experience a material shortfall versus our plan, we expect to take appropriate actions to maximize the value of the Company. We believe we can take actions to achieve further reductions in our operating expenses, if necessary. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all. Beyond fiscal 2009, the adequacy of our resources will depend largely on our ability to complete additional financing and our success in achieving positive operating cash flows and profitability.

Cash and cash equivalents used in operating activities for the three months ended April 27, 2008 was $4.0 million, compared to $4.1 million of net cash used in operating activities for the three months ended April 29, 2007. The net cash used in operating activities for the three months ended April 27, 2008 was primarily due to net income of $4.9 million reduced by the non-operating gain on the sale of patents of $9.5 million, a decrease in income taxes payable of $0.3 million and a decrease in accounts payable $0.2 million, partially offset by a decrease in accounts receivable of $0.3 million and non-cash stock based compensation of $0.5 million. The cash used in operating activities for the three months ended April 29, 2007 was primarily due to the net loss of $3.2 million, the change in fair value on revaluation of warrant liability of $1.0 million, a decrease in accounts payable of $0.4 million and increases in accounts receivable and other current assets of $0.5 million partially offset by non-cash depreciation of $0.4 million and non-cash stock based compensation of $0.5 million.

Net cash provided by investing activities for the three months ended April 27, 2008 was $7.0 million, compared to $1.1 million of net cash used in investing activities for the three months ended April 29, 2007. The net cash provided by investing activities for the three months ended April 27, 2008 was primarily due to the net proceeds from the sale of patents of $9.5 million partially offset by net purchases of short-term investments of $2.5 million. The net cash used in investing activities for the three months ended April 29, 2007 was primarily due to net purchases of short-term investments of $1.0 million.

Net cash used in financing activities was $ 0.1 million for the three months ended April 27, 2008, compared to $ 0.2 million of net cash used in financing activities for the three months ended April 29, 2007. The net cash used in financing activities for the three months ended April 27, 2008 and April 29, 2007 was due to payments on capital lease obligations of $0.1 million and $0.2 million, respectively.

Our lease for our headquarters in Santa Clara, California expires in April 2010. We lease offices in Israel and India under operating leases that expire in September 2008 and in December 2008, respectively. In December 2006, we amended a sublease agreement to extend the term for the sub-lease of 10,000 square feet of our Santa Clara facility to a third party through October 2008 and increase the monthly rent payable to us from $12,000 to $16,500 per month.

We lease software licenses under capital leases (see Note 7).

Contractual Obligations

The following summarizes the Company’s contractual obligations at April 27, 2008, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	Fiscal Year
	2009	2010	2011	Thereafter	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$928	$1,100	$277	$—	$2,305
Capital leases	265	354	—	—	619
Design tool software licenses	357	285	—	—	642
Non-cancelable purchase orders	191	—	—	—	191

Total contractual cash obligations	$1,741	$1,739	$277	$—	$3,757

Off-Balance Sheet Arrangements

As of April 27, 2008, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

Please refer to Note 12 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act.

Changes in Internal Controls

During the first quarter of fiscal 2009, there have been no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We Expect to Continue to Incur Significant Losses and Consume Cash in Operations

We have been incurring substantial operating losses and consuming cash in operations as we invest heavily in new product development in advance of achieving significant product sales. This is expected to continue throughout fiscal 2009. Our ability to achieve cash flow breakeven is likely to depend on the success of our MiMagic 6+, MiMagic 8 and NeoMobileTV products. Even if these new products are successful, we are likely to continue to incur significant additional losses and consume cash in operations during the current fiscal year ending January 25, 2009.

We Need Additional Capital

Given the long cycle times required to achieve design wins, convert customer design wins into production orders, and for customers to achieve volume shipments of their products, we will require additional working capital to fund our business. At April 27, 2008 cash, cash equivalents and short-term investments were $6.9 million. We do not believe that our existing capital resources will be sufficient to meet our capital requirements through the end of our fiscal year ending January 25, 2009. We will need to raise additional capital to fund future operating activities. Our future capital requirements will depend on many factors, including the rate of net revenue growth, timing and extent of spending to support research and development programs in new and existing areas of technology, expansion of sales and marketing support activities, and timing and customer acceptance of new products. Our ability to raise capital and the terms of any financing will depend, in part, on our ability to establish customer engagements and generate sales. The uncertainty related to the timing and extent of achievement of these factors raises substantial doubt about the Company’s ability to continue as a going concern. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all.

Potential Nasdaq Stock Market Delisting

On December 12, 2007, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market, Inc. indicating that we did not comply with the minimum $10,000,000 stockholders’ equity requirement for continued listing on the Nasdaq Global Market set forth in Marketplace Rule 4450(a)(3), and therefore that our common stock was subject to potential delisting from The Nasdaq Global Market. On January 14, 2008, we received a letter from Nasdaq informing us that the Nasdaq Listing Qualifications Panel had granted our request to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market, effective at the opening of business on January 16, 2008. Our continued listing on The Nasdaq Capital Market is subject to our ability to meet the requirements of The Nasdaq Capital Market, including either (i) maintaining an aggregate market value of NeoMagic’s common stock of at least $35 million, (ii) maintaining stockholders’ equity of at least $2.5 million, or (iii) receiving net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. At April 27, 2008, our market value was approximately $11.0 million, our stockholders’ equity was approximately $8.7 million and we had net losses in each of the last three fiscal years.

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

On February 28, 2005, we received a notice from the Nasdaq Stock Market that we were no longer in compliance with the requirements for continued inclusion of our common stock on the Nasdaq Global Market pursuant to the Nasdaq’s Marketplace Rule 4450(a)(5) (the “Rule”) because our common stock had closed below $1.00 per share for 30 consecutive business days. We were given 180 calendar days, or until August 29, 2005, to regain compliance with the Rule. To regain compliance with the Rule, the closing bid price of our common stock had to be $1.00 per share or more for a minimum of 10 consecutive business days before August 29, 2005. We effected a five-for-one reverse stock split on August 12, 2005 that brought the closing bid price of our common stock above $1.00. On April 16, 2008, the closing bid price of our common stock dropped below $1.00 for the first time since the reverse stock split occurred. During the period from April 16, 2008 to May 28, 2008, our stock closed below $1.00 on 30 out of 30 trading days. Since our stock has closed below $1.00 for 30 consecutive business days, we will be at risk of being delisted from the Nasdaq Capital Market and may have to consider taking action to avoid delisting.

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

In connection with management’s evaluation of our internal control over financial reporting as of July 29, 2007, management identified control deficiencies that constituted a material weakness. Our management concluded that we did not maintain effective controls over our revenue recognition processes. These control deficiencies resulted in our recording of a material adjustment to the financial statements for the second quarter of fiscal 2008 before their issuance. As a result of the material weakness, our management concluded that our internal control over financial reporting was not effective as of July 29, 2007 and October 28, 2007. The material weakness was remediated as of January 27, 2008 and management concluded that its internal control over financial reporting was effective as of January 27, 2008 and April 27, 2008.

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

We Have a Limited Customer Base

In each of the last three fiscal years, three customers have accounted for over two-thirds of our product revenue. In the first quarter of fiscal 2009, one customer accounted for 90% of product revenue. In fiscal 2008, the top three customers accounted for 50%, 20%, and 14%, respectively, of product revenue. In addition, one licensee accounted for 100% of our licensing revenue in fiscal 2006. There has been no licensing revenue in fiscal 2009 to date, nor in 2008 and 2007. We expect that a small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future. Furthermore, the majority of our sales were made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

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

We May Encounter Inventory Excess or Shortage

To have product inventory to meet potential customer purchase orders, we place purchase orders for semiconductor wafers from our manufacturer in advance of having firm purchase orders from our customers. We had binding orders for wafers totaling $191,000 outstanding as of April 27, 2008. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in an inventory write-down affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time to time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just-in-time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2008 of $0.4 million, in fiscal 2007 of $12,000 and in fiscal 2006 of $0.2 million. Significant write-downs for excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

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

We compete with both domestic and foreign companies, some of which have substantially greater financial and other resources than us with which to pursue engineering, manufacturing, marketing and distribution of their products. Our main competitors include Texas Instruments, Renesas, Marvell, Freescale, ST Microelectronics, Broadcom, Mediatek, Mtekvision, Core Logic, Telechips and C&S Technologies. We may also face increased competition from new entrants into the market, including companies currently in the development stage. We believe we have significant intellectual properties and have historically demonstrated expertise in SOC technology. However, if we cannot timely introduce new products for our markets, support these products in customer programs, or manufacture these products, such inabilities could have a material adverse effect on our business, financial condition and operating results.

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

Uncertainty Regarding Future Licensing Revenue and Gain on Sale of Patents

In the third quarter of fiscal 2006, we collected gross licensing revenue of $8.5 million ($5.6 million net of commissions and expenses) from the nonexclusive licensing of all of our patents to Sony Corporation of Tokyo, Japan. In February 2008, we sold 18 patents and one patent application to Faust Communications, LLC for net proceeds of $9.5 million. In June 2006, we sold 4 patents to Samsung Electronics Co. Ltd. for net proceeds of $1.0 million. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our newer MiMagic and NeoMobileTV products. We cannot assure you that we will be able to generate any future licensing revenue or gains on sales of patents from our remaining 13 patents as of April 27, 2008, or from any future patents that we will own or have the right to license. The licensing agreement with Sony may be the only licensing agreement that we ever complete and the patent sales noted above may be the only patent sales we complete. Furthermore, if we should in the future complete an agreement to license or sell our patents, we cannot assure you that the proceeds we receive from such transaction will be as significant as the proceeds we received from Sony and Faust.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of April 27, 2008, we had been issued and held 13 patents. These issued patents are scheduled to expire between June 2014 and February 2025. In February 2008 we sold 18 patents and one patent application to Faust Communications, LLC for net proceeds of $9.5 million. In June 2006, we sold 4 patents to Samsung Electronics Co. Ltd. for net proceeds of $1.0 million. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our newer MiMagic and NeoMobileTV products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

As a general matter, the semiconductor industry has experienced substantial litigation regarding patent and other intellectual property rights. In December 1998, the Company filed a lawsuit in the United States District Court for the District of Delaware seeking damages and an injunction against Trident Microsystems, Inc. The suit alleged that Trident’s embedded DRAM graphics accelerators infringed certain patents held by the Company. In January 1999, Trident filed a counter claim against the Company alleging an attempted monopolization in violation of antitrust laws, arising from NeoMagic’s filing of the patent infringement action against Trident. In September 2005, the Court ruled that there was no infringement by Trident.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 96%, 77% and 60% of our product revenue for fiscal 2008, 2007 and 2006, respectively, and 98% and 97% of our product revenue for the three months ended April 27, 2008 and April 29, 2007, respectively. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our foreign sales. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Item 6.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1(8)	Amended and Restated Certificate of Incorporation.

3.2(14)	Bylaws, as amended through April 6, 2007.

4.1(4)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2(6)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3(15)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.

Number	Description
4.4(5)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5(5)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.6(5)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.7(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.8(5)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.9(9)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.10(9)	Warrant to Registration Rights Agreement dated December 13, 2005.

4.11(13)	Form of Warrant originally issued December 6, 2006.

4.12(16)	Form of Amendment to Warrant, dated July 27, 2007.

10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6(10)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7(19)	2003 Stock Option Plan, as amended July 12, 2007.

10.8(3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9(6)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10(6)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11(6)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12(7)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13(8)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14(9)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15(10)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

10.16(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.

10.17(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.

10.18(19)	2006 Employee Stock Purchase Plan, as amended July 12, 2007.

10.19(12)	Form of Bonus Agreement.

10.20(12)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

10.21(13)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.

10.22(19)	Employment Agreement dated June 7, 2007 between NeoMagic Corporation and Steven P. Berry.

10.23(17)	Description of oral consulting agreement with Steven P. Berry.

10.24(18)	Description of oral bonus agreement.

10.25(20)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Syed Zaidi.

10.26(20)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Deepraj Puar.

10.27(20)	Patent Purchase Agreement with an effective date of January 17, 2008 by and between the Company, NeoMagic Israel Ltd. and Faust Communications Holdings, LLC.

Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the period ended October 26, 1997.

(3)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed December 23, 2002.

(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 23, 2002.

(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 20, 2004.

(6)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed August 23, 2004.

(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 31, 2005.

(8)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.

(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.

(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 19, 2006.

(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 4, 2006.

(12)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 30, 2006.

(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.

(14)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.

(15)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed April 12, 2007.

(16)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.

(17)	Incorporated by reference to the Company’s Form 8-K filed June 13, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed June 15, 2007.

(19)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 29, 2007.

(20)	Incorporated by reference to the Company’s Form 10-K for the year ended January 27, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ Steven P. Berry

STEVEN P. BERRY
Vice President, Finance and Chief Financial Officer ( Authorized Officer and Principal Financial Officer)

May 30, 2008

INDEX TO EXHIBITS

Number	Description
3.1(8)	Amended and Restated Certificate of Incorporation.

3.2(14)	Bylaws, as amended through April 6, 2007.

4.1(4)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2(6)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3(15)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.

4.4(5)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5(5)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.6(5)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.7(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.8(5)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.9(9)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.10(9)	Warrant to Registration Rights Agreement dated December 13, 2005.

4.11(13)	Form of Warrant originally issued December 6, 2006.

4.12(16)	Form of Amendment to Warrant, dated July 27, 2007.

10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6(10)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7(19)	2003 Stock Option Plan, as amended July 12, 2007.

10.8(3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9(6)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10(6)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11(6)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12(7)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13(8)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14(9)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15(10)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

10.16(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.

10.17(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.

10.18(19)	2006 Employee Stock Purchase Plan, as amended July 12, 2007.

10.19(12)	Form of Bonus Agreement.

10.20(12)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

10.21(13)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.

10.22(19)	Employment Agreement dated June 7, 2007 between NeoMagic Corporation and Steven P. Berry.

10.23(17)	Description of oral consulting agreement with Steven P. Berry.

10.24(18)	Description of oral bonus agreement.

10.25(20)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Syed Zaidi.

10.26(20)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Deepraj Puar.

Number	Description
10.27(20)	Patent Purchase Agreement with an effective date of January 17, 2008 by and between the Company, NeoMagic Israel Ltd. and Faust Communications Holdings, LLC.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the period ended October 26, 1997.

(3)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed December 23, 2002.

(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 23, 2002.

(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 20, 2004.

(6)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed August 23, 2004.

(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 31, 2005.

(8)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.

(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.

(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 19, 2006.

(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 4, 2006.

(12)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 30, 2006.

(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.

(14)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.

(15)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed April 12, 2007.

(16)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.

(17)	Incorporated by reference to the Company’s Form 8-K filed June 13, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed June 15, 2007.

(19)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 29, 2007.

(20)	Incorporated by reference to the Company’s Form 10-K for the year ended January 27, 2008.