Form 10-Q
period 2008-07-27
NEOMAGIC CORP
filed 2008-09-15
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 27, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at July 27, 2008 was 12,570,914.

NEOMAGIC CORPORATION

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Net revenue	$384	$151	$976	$633
Cost of revenue	2,598	236	3,065	580

Gross profit (loss)	(2,214)	(85)	(2,089)	53
Operating expenses:
Research and development	3,181	2,982	6,256	5,945
Sales, general and administrative	1,505	1,689	3,271	3,248
Restructuring expense	129	—	129	—
Gain on sale of patents	—	—	(9,500)	—

Total operating expenses	4,815	4,671	156	9,193

Loss from operations	(7,029)	(4,756)	(2,245)	(9,140)
Other income (expense), net:
Interest income and other	30	212	101	405
Interest expense	(9)	(17)	(19)	(41)
Loss on marketable equity securities	(154)	—	(154)	—
Gain (loss) from change in fair value of warrant liability	9	(248)	34	743

Loss before income taxes	(7,153)	(4,809)	(2,283)	(8,033)
Income tax expense (benefit)	15	(472)	23	(451)

Net loss	$(7,168)	$(4,337)	$(2,306)	$(7,582)

Basic and diluted net loss per share	$(0.57)	$(0.35)	$(0.18)	$(0.62)
Weighted average common shares outstanding for basic and diluted	12,520	12,339	12,488	12,313

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	July 27, 2008 (unaudited)	January 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$2,135	$964
Short-term investments	—	500
Accounts receivable, net	190	529
Inventory	1,473	3,715
Other current assets	396	426

Total current assets	4,194	6,134
Property, plant and equipment, net	657	692
Long-term prepaid assets	34	74
Long-term investments	46	471
Other assets	241	242

Total assets	$5,172	$7,613

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,054	$1,448
Compensation and related benefits	1,080	1,057
Income taxes payable	296	583
Current portion of capital lease obligations	327	316
Warrant liability	4	38
Other accruals	169	196

Total current liabilities	2,930	3,638
Capital lease obligations	172	339
Other long-term liabilities	58	89
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	40	39
Additional paid-in-capital	123,112	122,071
Accumulated other comprehensive income	—	271
Accumulated deficit	(121,140)	(118,834)

Total stockholders’ equity	2,012	3,547

Total liabilities and stockholders’ equity	$5,172	$7,613

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Six Months Ended
	July 27, 2008	July 29, 2007
Operating activities:
Net loss	$(2,306)	$(7,582)
Adjustments to reconcile net loss to net cash for operating activities:
Depreciation	173	690
Stock-based compensation	972	921
Net write-downs of inventory	2,417	—
Gain on sale of patents	(9,500)	—
Gain on sale of property, plant and equipment	(25)	—
Loss on marketable equity securities	154	—
Change in fair value on revaluation of warrant liability	(34)	(743)
Reversal of provision for tax liability	—	(480)
Changes in operating assets and liabilities:
Accounts receivable	339	(33)
Inventory	(175)	(1,719)
Other current assets	30	(143)
Long-term prepaid and other assets	41	29
Accounts payable	(394)	283
Compensation and related benefits	23	34
Income taxes payable	(287)	13
Other accruals	(58)	151

Net cash used in operating activities	(8,630)	(8,579)
Investing activities:
Proceeds from sale of patents	9,500	—
Proceeds from sale of property, plant and equipment	25	—
Purchases of property, plant and equipment	(138)	(106)
Purchases of short-term investments	(2,991)	(3,868)
Maturities of short-term investments	3,491	910

Net cash provided by (used in) investing activities	9,887	(3,064)
Financing activities:
Payments on capital lease obligations	(156)	(715)
Net proceeds from issuance of common stock	70	260

Net cash used in financing activities	(86)	(455)

Net increase (decrease) in cash and cash equivalents	1,171	(12,098)
Cash and cash equivalents at beginning of period	964	16,468

Cash and cash equivalents at end of period	$2,135	$4,370

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$21	$40
Taxes	$310	$15
Supplemental disclosure of non-cash investing activities:
Change in fair value of marketable equity securities	$(271)	$—
Reclassification of warrant liability to equity for amended warrants (Note 9)	$—	$2,986

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively “NeoMagic” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at July 27, 2008, and the operating results and cash flows for the three and six months ended July 27, 2008 and July 29, 2007. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 27, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The Company believes that its current cash and cash equivalents will only satisfy its projected cash requirements through approximately September 30, 2008. The Company needs to raise additional capital to fund future operating activities as soon as possible. The adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in achieving profitable operations and positive operating cash flows. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If the Company continues to experience a material shortfall in revenues versus its plan, it expects to take all appropriate actions to maximize the value of the Company. The Company is in the process of taking actions to achieve further reductions in its operating expenses. The Company also believes that it can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. The Company cannot assure that additional financing will be available on acceptable terms or at all.

The results of operations for the three and six months ended July 27, 2008 are not necessarily indicative of the results that may be expected for the year ending January 25, 2009.

The second fiscal quarters of 2009 and 2008 ended on July 27, 2008 and July 29, 2007, respectively. The Company’s quarters generally have 13 weeks. The second quarter of fiscal 2009 and fiscal 2008 each had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2009 will have 52 weeks and fiscal 2008 had 52 weeks.

2.	Stock-Based Compensation

During the quarter ended July 27, 2008, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. Stock options for employees or new non-employee members of the Board of Directors generally vest over a four-year period, have a term of ten years from the issuance date, and an exercise price equal to the closing price on the Nasdaq Capital Market of the common stock on the date of grant. Stock options issued to current non-employee members of the Board of Directors generally vest over a two-year period, have a term of ten years from the issuance date, and an exercise price equal to the closing price on the Nasdaq Capital Market of the common stock on the date of grant. Generally, unvested options are forfeited thirty to ninety days from the date a Service Provider ceases to be an employee or director (as the case may be), or in the case of death or disability for a period of up to twelve months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At July 27, 2008, 1,862,688 shares of the Company’s common stock were reserved for issuance under the 2003 Stock Option Plan. There are 1,011,732 shares of the Company’s common stock reserved for issuance pursuant to outstanding options under the Amended 1998 Stock Option Plan, which expired in June 2008. No new grants may be made under this plan. There are 81,401 shares of the Company’s common stock reserved for issuance pursuant to outstanding options under the 1993 Stock Option Plan, which expired in 2003. No new grants may be made under this plan.

The 2006 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. To cover the exercise of vested options the Company issues new shares from its authorized but unissued share pool. A total of 151,699 shares of the Company’s common stock were reserved at July 27, 2008, for future issuance under the 2006 Employee Stock Purchase Plan. Effective July 2008, the Board of Directors temporarily suspended the Company’s ESPP program.

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

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the accompanying Condensed Consolidated Financial Statements for the three and six months ended July 27, 2008 and July 29, 2007.

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Cost of revenue	$11	$5	$19	$10
Research and development	277	250	550	486
Selling, general and administrative	192	213	403	425

Total	$480	$468	$972	$921

For the six months ended July 27, 2008 and July 29, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $4.2 million and $2.4 million, respectively, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 2.79 years and 2.89 years for the six months ended July 27, 2008 and July 29, 2007, respectively, for stock options and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.

In July 2008, the Board of Directors temporarily suspended the ESPP program and subsequently no unrecognized compensation expense related to the ESPP remains. For the six months ended July 29, 2007, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $451 thousand. This cost would have been recognized on a straight-line basis over a weighted-average period of approximately 1.5 years.

Net cash proceeds from the sales of common stock under employee stock option and stock purchase plans were $70 thousand and $209 thousand for the three months ended July 27, 2008 and July 29, 2007, respectively, and $70 thousand and $260 thousand for the six months ended July 27, 2008 and July 29, 2007, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the three and six months ended July 27, 2008 and July 29, 2007. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Determining Fair Value

Valuation and amortization method – The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term for the second quarter of fiscal 2009 is based upon historical review. The Company believes that this method meets the requirements for SFAS 123(R).

Expected Volatility – The Company’s expected volatility for the quarter ended July 27, 2008 is computed based on the Company’s historical stock price volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

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

Estimated Forfeiture – The estimated forfeiture rate for the three and six months ended July 27, 2008 and July 29, 2007 was based upon an analysis of our historical forfeiture rates. The estimated average forfeiture rate for the three and six months ended July 27, 2008 was 23.75% and 33.86%, respectively. The estimated average forfeiture rate for the three and six months ended July 29, 2007 was 30.75% and 37.36%, respectively.

In the three and six months ended July 27, 2008 and July 29, 2007, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:

	Option Plans				Stock Purchase Plan
	Three Months Ended		Six Months Ended		Three Months Ended			Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007	July 27, 2008		July 29, 2007	July 27, 2008		July 29, 2007
Risk-free interest rates	3.1%	4.9%	1.8%	4.7%	n/a	*	5.1%	n/a	*	5.1%
Volatility	1.05	0.99	0.94	1.00	n/a	*	0.98	n/a	*	0.98
Expected life of option in years	4.00	4.53	3.75	4.19	n/a	*	1.5	n/a	*	1.5

*	Effective July 2008, the Board of Directors temporarily suspended the ESPP program. As a result, no additional grants have been made for the ESPP program.

Stock Options and Awards Activities

The following is a summary of the Company’s stock option activity under the stock option plans as of July 27, 2008 and related information:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 27, 2008	2,198,125	$6.34
Granted	714,250	$1.50
Exercised	—	$—
Forfeitures and cancellations	(255,037)	$4.71

Outstanding at July 27, 2008	2,657,338	$5.20	$5.94	$—

Vested and Expected to Vest at July 27, 2008	2,042,178	$5.71	$5.52	$—

Exercisable at July 27, 2008	1,343,104	$7.01	$4.36	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.42 per share at July 25, 2008, the last market day of our fiscal quarter ended July 27, 2008, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. There were no in-the-money options exercisable as of July 27, 2008. During the three and six months ended July 27, 2008, there were no options exercised. The aggregate intrinsic value of options exercised during the three and six months ended July 29, 2007 was $17 thousand and $79 thousand, respectively.

The exercise prices for options outstanding and exercisable as of July 27, 2008 and their weighted average remaining contractual lives were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(per share)	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$0.38 – 2.00	652	8.95	$1.51	98	$1.54
$2.01 – 4.02	609	6.98	$2.71	330	$2.40
$4.03 – 6.00	503	4.75	$4.69	282	$4.81
$6.01 – 9.92	526	3.73	$6.58	266	$6.59
$9.93 – 20.00	344	3.59	$14.10	344	$14.10
$20.01 and over	23	5.05	$22.43	23	$22.43

	2,657	5.94	$5.20	1,343	$7.01

3.	Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

	Three Months Ended		Six Months Ended
(in thousands, except per share data)	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Numerator:
Net loss	$(7,168)	$(4,337)	$(2,306)	$(7,582)

Denominator:
Denominator for basic net loss per share, weighted average shares	12,520	12,339	12,488	12,313
Effect of dilutive securities:
Stock options outstanding	—	—	—	—

Denominator for diluted net loss per share, weighted average shares	12,520	12,339	12,488	12,313
Basic net loss per share	$(0.57)	$(0.35)	$(0.18)	$(0.62)
Diluted net loss per share	$(0.57)	$(0.35)	$(0.18)	$(0.62)

For the three and six months ended July 27, 2008 and July 29, 2007, respectively, basic net loss per share equals diluted net loss per share since all options and warrants outstanding have an exercise price greater than the fair market value of our common stock as of those dates. During the three months ended July 27, 2008 and July 29, 2007, the Company excluded from the computation of basic and diluted loss per share options and warrants to purchase 5,281,719 and 4,140,590 shares of common stock, respectively, because the effect would be anti-dilutive. During the six months ended July 27, 2008 and July 29, 2007, the Company excluded from the computation of basic and diluted loss per share options and warrants to purchase 5,282,272 and 4,173,527 shares of common stock, respectively, because the effect would be anti-dilutive.

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

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of July 27, 2008 and January 27, 2008, and consists of the following (in thousands):

	July 27, 2008 (unaudited)			January 27, 2008
(in thousands)	Adjusted Cost	Gross Unrealized Loss	Estimated Fair Value	Adjusted Cost	Gross Unrealized Gain	Estimated Fair Value
Cash and cash equivalents:
Money market funds	$1,277	$—	$1,277	$533	$—	$533
Bank accounts	858	—	858	431	—	431

Total	$2,135	$—	$2,135	$964	$—	$964

Short-term investments:
U.S. Government agencies	—	—	—	$500	$—	$500

Total	$—	$—	$—	$500	$—	$500

Long-term investments:
Equity securities	$46	$—	$46	$200	$271	$471

Total	$46	$—	$46	$200	$271	$471

Investment in Marketable Securities

In January 2006, the Company made a $200 thousand minority equity investment in Neonode, Inc. (“Neonode”), a then privately held mobile telephone company. In August 2007, effective upon the merger of Neonode with a subsidiary of SBE, Inc. (“SBE”), SBE changed its name to Neonode, Inc. and its common stock is now publicly traded on the Nasdaq Stock Exchange (“NEON”). Upon the merger of SBE and Neonode, the Company’s investment converted into approximately 127,000 shares of Neonode common stock. The investment is classified as an available for sale security and had a fair value on July 27, 2008 and January 27, 2008 of $46 thousand and $471 thousand, respectively. Management considers the impairment to be other than temporary and has recorded an impairment loss of $154 thousand in Other income (expense), net in the Statement of Operations. As of January 27, 2008, the fair value reflected a gross unrealized gain of $271 thousand.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of July 27, 2008 and the basis for that measurement (in thousands):

		(Level 1)
	Balance as of July 27, 2008	Quoted Prices in Active Markets of Identical Assets
Money market funds	$1,277	$1,277
Equity securities	46	46

	$1,323	$1,323

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of July 27, 2008, the Company did not have any assets with valuations obtained from readily-available pricing sources for comparable instruments (Level 2 assets) or those without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method. The Company writes down the inventory value for estimated excess and obsolete inventory, based on management’s assessment of future demand and market conditions. If actual future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. The following table sets forth Inventories (in thousands):

	July 27, 2008 (unaudited)	January 27, 2008
Raw materials	$577	$2,078
Work in process	—	—
Finished goods	896	1,637

Total	$1,473	$3,715

6.	Accumulated Other Comprehensive Loss

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders’ equity.

Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive loss on available-for-sale securities. Net comprehensive loss for the three and six months ended July 27, 2008 and July 29, 2007, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Net loss	$(7,168)	$(4,337)	$(2,306)	$(7,582)
Net change in unrealized gain / loss on available for sale securities	(44)	1	(271)	2

Net comprehensive loss	$(7,212)	$(4,336)	$(2,577)	$(7,580)

Total accumulated other comprehensive income was $0 thousand and $271 thousand at July 27, 2008 and January 27, 2008, respectively. Accumulated other comprehensive income consisted entirely of unrealized gains on available for sale securities.

7.	Restructure Expense

In July 2008, the Company implemented a corporate restructuring plan (“July Plan”) as approved by the Board of Directors in response to continuing economic uncertainties with the intent to improve its operating cost structure. As part of the July Plan, the Company reduced its workforce through a lay-off of approximately 15% of its employees. These restructuring activities have resulted in charges related to severance for terminated employees and other exit-related costs arising from contractual and other obligations. Related to the July Plan, the Company incurred total restructuring charges of $129 thousand, all of which resulted in cash expenditures. The Company substantially completed the restructuring activities by August 31, 2008. The restructuring charges are reported in the condensed consolidated statements of operations under operating expenses, “Restructuring expense”. Restructuring charges were as follows:

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Employee severance and benefit arrangements	$129	$—	$129	$—

Total restructuring charges	$129	$—	$129	$—

The following table provides a summary of the activities for the three months ended July 27, 2008 related to the Company’s restructuring activities:

Employee Severance and Benefits
Restructuring balance, April 27, 2008	$—
Charged to costs and expenses	129
Non-cash items	—
Cash payments	(75)

Restructuring balance, July 27, 2008	$54

In September 2008, the Company implemented further restructuring activities, as approved by the Board of Directors. These restructuring activities included an additional 26% reduction in employees, resulting in an anticipated reduction in salaries and compensation-related expenses of approximately $595,000 on a quarterly basis. These employment reductions are anticipated to be completed by the end of October 2008.

The Company anticipates incurring costs of approximately $170,000 to $180,000 associated with these actions for one-time termination benefits and an additional amount of approximately $120,000 to $130,000 representing payments of accrued vacation benefits to terminated employees. These items result in total cash expenditures anticipated to be incurred in the Company’s fiscal third quarter ending October 26, 2008, ranging from approximately $290,000 to $310,000.

8.	Obligations Under Capital Leases

In January 2007, the Company entered into a new capital lease to replace an expiring lease for software licenses used in the design of its semiconductor products. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized (in thousands):

	July 27, 2008 (unaudited)	January 27, 2008
Software under capital lease	$655	$655
Accumulated amortization	(346)	(236)

Net software under capital lease	$309	$419

Amounts capitalized under leases are being amortized over a three-year period.

Future minimum payments under the capital leases consist of the following, as of July 27, 2008 (in thousands):

Fiscal 2009 (remaining six months)	$176
Fiscal 2010	354

Total minimum lease payments	530
Less: amount representing interest	(31)

Present value of net minimum lease payments	499
Less: current portion	(327)

Long-term portion	$172

9.	Warrant Liability

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

In July 2007, the Company offered holders of 2006 Warrants, the ability to amend their outstanding warrants. The amended 2006 Warrants are only exercisable on a net share settlement basis and are no longer cash exercisable. Since holders of amended 2006 warrants cannot make or execute a cash exercise, the Company will not be required to register the shares issued upon exercise of such amended warrants under any circumstances. Accordingly, as of July 27, 2007, the amended 2006 Warrants were no longer required to be classified as a liability under EITF 00-19 and were reclassified as equity. The Company completed its warrant exchange offer on July 27, 2007. At that time, 96% of all outstanding 2006 Warrants were amended, representing 1,200,000 shares of the 1,250,000 shares subject to warrants that had been available for amendment. One investor holding a warrant to purchase 50,000 shares chose not to participate. The 2006 Warrants were revalued on July 27, 2007, the date the warrant exchange offer was completed, and the Company recognized a loss on the change in fair value on revaluation of warrant liability of $248,000. The fair value of the 2006 Warrants was estimated to be $3.1 million. The $3.0 million value of the amended 2006 Warrants was reclassified to equity as of July 27, 2007 and the $0.1 million value of the 2006 Warrants that were not amended remains on the Company’s balance sheet as a liability of $4,000 as of July 27, 2008 and $38,000 as of January 27, 2008.

10.	Income Taxes

The Company maintained a full valuation allowance on its net deferred tax assets as of July 27, 2008. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

The Company has unrecognized tax benefits of approximately $2.3 million as of January 27, 2008, of which $571 thousand if recognized would result in a reduction of the Company’s effective tax rate. The Company recorded a decrease of its unrecognized tax benefits of approximately $296 thousand during the six months ended July 27, 2008.

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

This lease had a co-terminus provision with the original lease that expired in April 2003. In March 2002, the Company extended the term for 45,000 square feet under this lease for another seven years with a termination date of April 2010. The Company leases offices in Israel and India under operating leases that expire in September 2008 and December 2008, respectively. Future minimum lease payments under operating leases are as follows (in thousands):

Fiscal 2009 (remaining six months) *	$586
Fiscal 2010	893
Fiscal 2011	229
Thereafter	—

Total minimum lease payments	$1,708

*	Net of sublease income for subleases in the Company’s Santa Clara facility through October 2008 and April 2010.

Design tool software licenses

We have commitments under time-based subscription licenses for design tool software of $285,000 for the remaining six months of fiscal 2009 and $285,000 in fiscal 2010.

12.	Product Warranty

The Company generally sells its products with a limited warranty and a limited indemnification of customers against intellectual property infringement claims. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified claims based on historical activity. The accrual and the related expense for known claims was not significant as of and for the three and six month periods ended July 27, 2008 and July 29, 2007, due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims.

13.	Recent Accounting Pronouncements

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

On April 25, 2008, the Financial Accounting Standards Board issued FASB Staff Position (FSP) FAS 142-3, “Determination of the Useful Life of Intangible Asset” (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, “Goodwill and Other Intangible Assets”. The intent of FSP 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141(R), “Business Combinations”, and other U.S. generally accepted accounting principles. FSP 142-3 is effective for NeoMagic beginning January 26, 2009. Earlier adoption is prohibited. The adoption of FSP 142-3 is expected to change our accounting treatment for recognized intangible assets in conjunction with business combinations on a prospective basis beginning in the period it is adopted.

In May 2008, the FASB issued SFAS No. 162 (“SFAS 162”), The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 162 is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect SFAS 162 to have a material impact on our consolidated financial statements.

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

Overview

We deliver semiconductor chips and software that provide solutions to enable new multimedia applications for handheld devices. Our solutions offer low power consumption, small form-factor and high performance processing. As part of our complete system solution, we deliver a suite of middleware and sample applications for imaging, video and audio functionality, and we provide multiple operating system ports with customized drivers for our products. Our product portfolio includes semiconductor solutions known as Applications Processors as well as other System-On-Chips (SOCs). Our Applications Processors are sold under the “MiMagic” brand name with a focus on enabling high performance multimedia within a low power consumption environment. In mobile phones, our Applications Processors are designed to work side-by-side with baseband processors that are used for communications functionality. Our SOC products dedicated for the mobile digital TV market are marketed under the “NeoMobileTV” and MiMagic brand names. Target customers for both our MiMagic and our NeoMobileTV products include manufacturers of mobile phones and handheld devices. The largest projected market opportunity for our products is in the mobile phone market, where our products enable multimedia functionality.

We are not generating sufficient cash from the sale of our products to support our operations and have been incurring significant losses. We have been funding our operations primarily with the cash proceeds raised through the sale of certain patents in February 2008. We expect to incur additional losses and may have negative operating cash flows through the end of our fiscal year in January 2009 and beyond. During the six months ended July 27, 2008, we raised approximately $9.5 million through the sale of certain patents. Unless we are able to increase our revenues and decrease expenses substantially and secure an external funding source, we will not have sufficient cash to support our operations and may be forced to file for bankruptcy. We are currently evaluating different financing alternatives including but not limited to selling shares of our common stock or issuing notes that may be convertible into shares of our common stock, which could result in the issuance of additional shares. In addition, we have taken steps to restructure our operations and reduce our monthly operational cash expenditures. In September 2008, we implemented a second reduction in our work force of approximately 26%, which included two executive officers. An estimated approximately $170,000 to $180,000 will be paid as one-time termination benefits to affected employees, along with payments of accrued vacation benefits of approximately $120,000 to $130,000. The reduction in work force is anticipated to reduce our on-going compensation expenses by approximately $595,000 per quarter. We anticipate these actions will be completed by the end of October 2008 and will result in total cash expenditures in our fiscal third quarter ending October 26, 2008, to range from approximately $290,000 to $310,000. We continue to pursue customers for our MiMagic and NeoMobileTV products and we are developing our next generation of products and technology offerings.

At July 27, 2008, the Company had cash, cash equivalents and short-term investments of $2.1 million as compared to $1.5 million at January 27, 2008.

There is no assurance that we will be successful in reducing our operating expenses, generating sufficient cash flows from operations or obtaining sufficient funding from any source on acceptable terms, if at all. If we are unable to generate sufficient cash flows from our operations or secure additional funding, and obtain stockholder approvals, if necessary for funding options, we would have to curtail certain expenditures that we consider necessary for optimizing the probability of success of developing new products and executing on our business plan. If we are unable to obtain additional funding for operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment. The report of our independent registered public accounting firm, in respect of our 2008 fiscal year, includes an explanatory going concern paragraph regarding substantial doubt as to our ability to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations.

On July 23, 2008, our executive management approved and communicated to its employees a plan to terminate eleven full-time employees and five part-time employees, representing approximately 15% of the Company’s workforce, to reduce operating expenses and improve the Company’s cost structure. These actions were part of our strategy to create a more streamlined and effective business and cost structure. The terminations were completed August 31, 2008. For the second fiscal quarter ended July 27, 2008, we recorded restructuring costs of approximately $129 thousand associated with these actions for one-time termination benefits and contract terminations.

On July 8, 2008, we received a notice from the Nasdaq Stock Market that, due to recent vacancies on our board of directors and the audit committee of our board of directors, we were not in compliance with Nasdaq’s Marketplace Rules 4350(c) and (d), which require that the board of directors consist of a majority of independent directors, that our audit committee have at least three independent directors, and that our audit committee have at least one audit committee financial expert. The vacancies were created as a result of Steve Valenzuela’s resignation from our board of directors and audit committee on June 24, 2008 and Dr. Anil Gupta’s resignation from our board of directors on June 25, 2008.

In accordance with Marketplace Rules 4350(c)(1) and 4350(d)(4), Nasdaq has provided us a cure period to regain compliance until the earlier of our next annual shareholders’ meeting or June 24, 2009; or if the next annual shareholders’ meeting is held before December 22, 2008, then we must evidence compliance no later than December 22, 2008. If we do not regain compliance within this period, the Nasdaq Stock Market will provide written notification to us that our securities will be delisted. Upon receipt of the delisting notification, we may appeal the delisting to Nasdaq’s Listings Qualifications Panel.

On August 18, 2008, we announced that effective as of August 15, 2008, David Tomasello was appointed to our board of directors. Mr. Tomasello has been the managing partner of Attiva Capital, an independent investment firm, since October 2006, and, a director of Bluestone Financial, an independent investment firm, since February 2008. He has been a member of the board of directors of WorldGate Communications, Inc. (Nasdaq: WGAT), a leading provider of personal video phones and related technology, since May 2007. Mr. Tomasello has also been a member of the board of directors and the audit committee of Corimon S.A.C.A., a diversified manufacturer and distributor of packaging materials, chemicals and paint in Venezuela, since 2005. In addition, Mr. Tomasello has been a member of the board of directors of Fininvest S.A., a Venezuelan commercial and residential real estate developer, since 2003. He is a graduate of Boston University with a BS/BA degree in finance.

We are in the process of searching for another independent director to join our board of directors and to fill the vacancy on our audit committee.

On June 2, 2008, we received a letter from the Nasdaq Stock Market indicating that we were not in compliance with the Nasdaq Stock Market’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4) (the “Minimum Bid Price Rule”). Nasdaq stated in its letter that in accordance with the Nasdaq Marketplace Rules, we would be provided 180 calendar days, or until December 1, 2008, to regain compliance with the Minimum Bid Price Rule. If, at any time before December 1, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide us written notification that we have achieved compliance with the Minimum Bid Price Rule.

The letter also stated that if we do not regain compliance with the Minimum Bid Price Rule by December 1, 2008, the Nasdaq staff will determine whether we meet the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the Nasdaq staff will notify us that we have been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the Nasdaq staff will provide written notification that our securities will be delisted. Upon receipt of this delisting notification, we may appeal the delisting to the Listing Qualifications Panel of Nasdaq.

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

The Company’s fiscal year end is the last Sunday in January. The second fiscal quarters of 2009 and 2008 ended on July 27, 2008 and July 29, 2007, respectively. The Company’s quarters generally have 13 weeks. The second quarters of fiscal 2009 and fiscal 2008 had 13 weeks. The Company’s fiscal years generally have 52 weeks.

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

Results of Operations

Revenue

Net revenue was $384 thousand for the three months ended July 27, 2008, compared to $151 thousand for the three months ended July 29, 2007, and consisted entirely of net product revenue in both quarters. Net revenue was $976 thousand and $633 thousand for the six months ended July 27, 2008 and July 29, 2007, respectively. There was no licensing revenue during any of the periods reported. Net product revenue increased in the second fiscal quarter of 2009 relative to the second fiscal quarter of 2008 primarily due to an approximately $358 thousand increase in shipments of our MiMagic 3 applications processor, partially offset by an approximately $121 thousand decrease in shipments of our MiMagic 6+ applications processor. The increased shipments of our MiMagic 3 application processor were primarily due to shipments to Flextronics (formerly Solectron) for production in Singapore for use in an automated toll-collection system. The decrease in shipments of our MiMagic 6+ application processor was due to decreased shipments to Neonode for use in a mobile phone application. Net product revenue increased during the six months ended July 27, 2008 relative to the six months ended July 29, 2007 primarily due to an approximately $889 thousand increase in shipments of our MiMagic 3 applications processor, partially offset by an approximately $536 thousand decrease in shipments of our MiMagic 6+ applications processor. The increase in shipments of our MiMagic 3 applications processor during the first and second quarters of fiscal 2009 relative to the same period in fiscal 2008 was driven by increased demand from Flextronics, as previously noted. The decrease in shipments of our MiMagic 6+ applications processor during the first and second quarters of fiscal 2009 relative to the same period in fiscal 2008 was driven by a decrease in demand from Neonode as well as a decrease in demand from Seijin Electron for a mobile TV application. This MiMagic 6+ program of Sejin Electron is no longer active. Sejin has discontinued marketing efforts for this program due to limited demand for this type of stand-alone mobile TV product.

Product sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 100% and 85% of product revenue in the three months ended July 27, 2008 and July 29, 2007, respectively. During the six months ended July 27, 2008 and July 29, 2007, product sales to customers located outside the United States accounted for 99% and 94% of product revenue, respectively. In the first six months of fiscal 2009, 85% of our revenue resulted from the sales of our MiMagic 3 application processors to Flextronics for production in Singapore for use in an automated toll-collection system. In the first six months of fiscal 2008, 72% of our revenue resulted from sales of our MiMagic 6+ application processors to Sejin Electron and Neonode for a mobile television and mobile phone applications. We expect that export sales will continue to represent the majority of our product revenue.

Our customer base can shift significantly from period to period as some customer programs end and new programs do not always emerge to replace them. In addition, new customers are often added from period to period. All sales transactions were denominated in United States dollars. The following table summarizes the Company’s product revenue by major geographic area:

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Singapore	77%	2%	85%	0%
Hong Kong	17%	0%	7%	0%
Korea	6%	7%	7%	61%
United States	0%	15%	1%	6%
Malaysia	0%	0%	0%	5%
Sweden	0%	76%	0%	27%
England	0%	0%	0%	1%

	100%	100%	100%	100%

The following customers accounted for more than 10% of product revenue:

	Three Months Ended		Six Months Ended
	July 27, 2008	July 29, 2007	July 27, 2008	July 29, 2007
Flextronics	77%	*	85%	*
Uni Precision	17%	*	*	*
Neonode	*	76%	*	26%
Sejin Electron Inc.	*	*	*	46%

*	represents less than 10% of net sales

Gross Profit (Loss)

Gross loss for the three months ended July 27, 2008 and July 29, 2007 was $2,214 thousand and $85 thousand, respectively. The increase in gross loss was primarily due to charges of $2,353 thousand for the write-down of MiMagic 6+ and MiMagic 8 inventories to anticipated market value where ending on-hand quantities exceeded the foreseeable customer requirements due to shifts in market demand. This charge was partially offset by the sale of higher margin products for approximately $161 thousand and lower manufacturing overhead and variances from standard cost of approximately $98 thousand. Gross loss for the six months ended July 27, 2008 was $2,089 thousand as compared to a gross profit of $53 thousand for the six months ended July 29, 2007. The reduction in gross profit to a gross loss in the first six months of fiscal 2009 as compared to the same period in fiscal 2008 was driven by a shift from reserve releases of $68 thousand in fiscal 2008 to charges for inventory write-downs of approximately $2.4 million in fiscal 2009.

Research and Development Expenses

Research and development expenses are primarily directed to development for the mobile television, wireless IP camera, and multimedia-enriched handsets markets. Research and development expenses include compensation and associated costs relating to development personnel, outside engineering consulting, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were approximately $3.2 million and $3.0 million for the three months ended July 27, 2008 and July 29, 2007, respectively. Research and development expenses increased in the second quarter of fiscal 2009 compared to the second quarter of fiscal 2008 primarily due increased labor costs, consultants, and engineering software license costs of approximately $350 thousand, partially offset by an approximately $198 thousand decrease in depreciation expenses. For the six months ended July 27, 2008 and July 29, 2007, research and development expenses were $6.3 million and $5.9 million, respectively. The increase in research and development expenses during the first six months of fiscal 2009 compared to the first six months of fiscal 2008 was driven by increased labor costs, consultants, and engineering software maintenance costs of approximately $692 thousand, partially offset by an approximately $491 thousand decrease in depreciation expenses. Following the reduction in work force in September 2008, we anticipate reduced research and development expenses.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.5 million and $1.7 million for the three months ended July 27, 2008 and July 29, 2007, respectively. Sales, general and administrative expenses decreased due to lower recruiting costs, travel expenses, customer samples and costs incurred in 2007 for our annual shareholders’ meeting; no shareholder meeting has yet been held during 2008. For the six months ended July 27, 2008 and July 29, 2007, sales, general and administrative expenses were $3.3 million and $3.2 million, respectively. The increase in sales, general and administrative expenses was driven by slightly higher compensation costs, legal and audit fees, offset by lower facilities costs. Following the reduction in work force in September 2008, we anticipate reduced sales, general and administrative expenses.

Restructuring Expenses

In the second fiscal quarter of 2009, our executive management approved and communicated to its employees a plan to terminate eleven full-time employees and five part-time employees, representing approximately 15% of the Company’s workforce, to reduce operating expenses and improve the Company’s cost structure. These actions are part of the Company’s strategy to create a more streamlined and effective business and cost structure. In conjunction with these restructuring activities, we recorded expenses of approximately $129 thousand, comprised of approximately $105 of severance related costs and approximately $20 thousand of contract termination expenses.

A second reduction in work force was implemented in September 2008. See “Overview.”

Gain on Sale of Patents

There were no patent sales in the second quarter of fiscal 2009. In the first quarter of fiscal 2009, we completed the sale of 18 non-essential patents, which included our embedded DRAM patents, and a patent application to Faust Communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non-exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products. The patents sold in the first quarter of fiscal 2009 do not relate to products NeoMagic currently sells or plans to sell. There were no patent sales in the first or second quarters of fiscal 2008.

Stock Compensation

Stock compensation expense was $480 thousand and $468 thousand for the three months ended July 27, 2008 and July 29, 2007, respectively. For the first six months of fiscal 2009 and fiscal 2008, stock compensation expense was $972 thousand and $921 thousand, respectively. Stock compensation expense recorded in cost of revenues, research and development expenses and selling, general and administrative expenses for the three and six months ended July 27, 2008 and July 29, 2007, is the amortization of the fair value of share-based payments made to employees and members of our board of directors in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on the first day of fiscal 2007 (See Note 2). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.

Interest Income and Other

The Company earns interest on its cash and short-term investments. Interest and other income was $30 thousand and $212 thousand for the three months ended July 27, 2008 and July 29, 2007, respectively. For the first six months of fiscal 2009 and fiscal 2008, interest and other income was $101 thousand and $405 thousand, respectively. The decrease is primarily due to lower average cash and short-term investment balances and decreased interest rates.

Loss on Marketable Equity Securities

In January 2006, the Company made a $200 thousand minority equity investment in Neonode, Inc. (“Neonode”), a then privately held mobile telephone company. In August 2007, effective upon the merger of Neonode with a subsidiary of SBE, Inc. (“SBE”), SBE changed its name to Neonode, Inc. and its common stock is now publicly traded on the Nasdaq Stock Exchange (“NEON”). Upon the merger of SBE and Neonode, the Company’s investment converted into approximately 127,000 shares of Neonode common stock. The investment is classified as an available for sale security and had a fair value on July 27, 2008 and January 27, 2008 of $46 thousand and $471 thousand, respectively. We have evaluated the fair value of the Neonode securities as of July 27, 2008, and consider the decline since the January 27, 2008 to be other than temporary, and accordingly, we have recorded an impairment loss of $154 thousand in Other income (expense), net in the Statement of Operations. As of January 27, 2008, the fair value reflected a gross unrealized gain of $271 thousand.

Interest Expense

Interest expense was $9 thousand and $17 thousand for the three months ended July 27, 2008 and July 29, 2007, respectively. For the first six months of fiscal 2009 and fiscal 2008, interest expense was $19 thousand and $41 thousand, respectively. Interest expense recorded in the first and second quarters of fiscal 2009 and fiscal 2008 represents interest on our capital lease obligations (See Note 8). The decreased interest expense is due to declining principal balances.

Gain from Change in Fair Value of Warrant Liability

The Company recorded a gain of $9 thousand as compared to a loss of $248 thousand in the second quarters of fiscal 2009 and 2008, respectively, for the change in fair value on revaluation of its warrant liability associated with its warrants issued on December 6, 2006 (the “2006 Warrants”). For the first six months of fiscal 2009 and fiscal 2008, the Company recorded a gain $34 thousand and $743 thousand, respectively. The Company is required to revalue certain of the 2006 Warrants at the end of each reporting period and reflect in the statement of operations a gain or loss for the change in fair value of the warrant liability in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model (see Note 8). Following the warrant exchange in the second quarter of fiscal 2008, the number of 2006 Warrants subject to quarterly re-evaluation has decreased from warrants to purchase 1,250,000 shares to a warrant to purchase 50,000 shares, which significantly decreased the magnitude of the revaluation for the first quarter of fiscal 2009. A gain results principally from a decline in the Company’s share price during the period and a loss results principally from an increase in the Company’s share price.

Income Taxes

Income tax expense was $15 thousand for the three months ended July 27, 2008 and the Company recorded an income tax benefit of $472 thousand for the three months ended July 29, 2007. For the first six months of fiscal 2009, income tax expense was $23 thousand and the Company recorded an income tax benefit of $451 thousand for the similar period of fiscal 2008. We recorded tax provisions of $15 thousand and $23 thousand, notwithstanding incurring losses before income taxes of $7.1 million and $2.3 million, in the three and six months ended July 27, 2008, respectively, primarily due to foreign income taxes. We did not record a provision for domestic income taxes in the first or second quarters of fiscal 2009, as we anticipate an operating loss for the fiscal year. We recorded a tax benefit of $472 thousand on a loss before income taxes of $4.8 million in the three months ended July 29, 2007 that consisted primarily of foreign income taxes and a reduction in income tax payable of $481 thousand for the settlement of an income tax assessment by the State of Texas. We recorded a tax benefit of $451 thousand on a loss before income taxes of $8.0 million in the six months ended July 29, 2007 that consisted of foreign income taxes, an increase of $15 thousand for accrued interest on income taxes payable and a reduction in income tax payable of $481 thousand for the settlement of an income tax assessment by the State of Texas.

Liquidity and Capital Resources

At July 27, 2008, the Company had cash, cash equivalents and short-term investments of $2.1 million as compared to $1.5 million at January 27, 2008.

We believe our current cash, cash equivalents and short-term investments will only satisfy our projected cash requirements through approximately September 30, 2008. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The audit report of our independent registered public accounting firm with respect to our fiscal year ended January 27, 2008, was modified by adding an explanatory paragraph for a “going concern”. We need to raise additional capital to fund future operating activities as soon as possible. If we continue to experience a material shortfall in revenues versus our plan, we expect to take appropriate actions to maximize the value of the Company. We are in the process of taking actions to achieve further reductions in our operating expenses, including a second reduction in work force implemented in September 2008. We also believe that we can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all.

Cash and cash equivalents used in operating activities was $8.6 million for the six months ended July 27, 2008 and for the six months ended July 29, 2007. The net cash used in operating activities for the six months ended July 27, 2008 was primarily due to net losses of $2.3 million reduced by the non-operating gain on the sale of patents of $9.5 million, which were partially offset by non-cash charges for inventory write-downs of $2.4 million, stock-based compensation expenses of $1.0 million and depreciation expenses of $0.2million. Requirements for working capital assets and liabilities drove cash usage in operations of approximately $0.5 million, comprised of a decrease in accounts payable of $0.4 million, a decrease in income taxes payable of $0.3 million and an increase in inventory of $0.2 million, partially offset by a decrease in accounts receivable of $0.3 million. The cash used in operating activities for the six months ended July 29, 2007 was primarily due to the net loss of $7.6 million, the change in fair value on revaluation of warrant liability of $0.7 million, and the reversal of the provision for a tax liability of $0.5 million, partially offset by non-cash stock-based compensation of $0.9 million and depreciation of $0.7 million. Requirements for working capital assets and liabilities drove cash usage in operations of approximately $1.4 million, comprised of an increase in inventory of $1.7 million, partially offset by an increase in accounts payable of $0.3 million.

Net cash provided by investing activities for the six months ended July 27, 2008 was $9.9 million, compared to $3.1 million of net cash used in investing activities for the six months ended July 29, 2007. The net cash provided by investing activities for the six months ended July 27, 2008 was primarily due to the net proceeds from the sale of patents of $9.5 million and the maturities of short-term investments of $3.5 million, partially offset by purchases of short-term investments of $3.0 million. The net cash used in investing activities for the six months ended July 29, 2007 was primarily due to net purchases of short-term investments of $3.0 million.

Net cash used in financing activities was $ 0.1 million for the six months ended July 27, 2008, compared to $ 0.5 million of net cash used in financing activities for the six months ended July 29, 2007. The net cash used in financing activities for the six months ended July 27, 2008 and July 29, 2007 was principally due to payments on capital lease obligations of $0.2 million and $0.7 million, respectively. These payments were partially offset by net proceeds from the issuance of common stock of $0.1 million and $0.3 million, for the six months ended July 27, 2008 and July 29, 2007, respectively.

Our lease for our headquarters in Santa Clara, California expires in April 2010. We lease offices in Israel and India under operating leases that expire in September 2008 and in December 2008, respectively. In December 2006, we amended a sublease agreement to extend the term for the sublease of 10,000 square feet of our Santa Clara facility to a third party through October 2008. In July 2008, we subleased an additional 11,000 square feet of our Santa Clara facility to a different third party through April 2010.

We lease software licenses under capital leases (see Note 8).

Contractual Obligations

The following summarizes the Company’s contractual obligations at July 27, 2008, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands):

	Fiscal Year
	2009	2010	2011	Thereafter	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$586	$893	$229	$—	$1,708
Capital leases	176	354	—	—	530
Design tool software licenses	285	285	—	—	570
Non-cancelable purchase orders	28	—	—	—	28

Total contractual cash obligations	$1,075	$1,532	$229	$—	$2,836

Off-Balance Sheet Arrangements

As of July 27, 2008, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

Please refer to Note 13 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4T.	Controls and Procedures

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

Changes in Internal Controls

During the second quarter of fiscal 2009, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We Need Additional Capital

We need to raise additional capital to fund future operating activities as soon as possible. In addition to our serious need for cash in the very near term, we will continue to require additional working capital to fund our business, given the long cycle times required to achieve design wins, convert customer design wins into production orders, and for customers to achieve volume shipments of their products. At July 27, 2008, cash, cash equivalents and short-term investments were $2.1 million. We believe that our existing capital resources will only be sufficient to meet our capital requirements through approximately September 30, 2008. Our future capital requirements will depend on many factors, including the rate of net revenue growth, timing and extent of spending to support research and development programs in new and existing areas of technology, effectiveness of sales and marketing support activities, the effects of our expense reduction program, and timing and customer acceptance of new products. Our ability to raise capital and the terms of any financing will depend, in part, on our ability to establish customer engagements and generate sales. The uncertainty related to the timing and extent of achievement of these factors raises substantial doubt about the Company’s ability to continue as a going concern. We cannot assure you that additional equity or debt financing will be available on acceptable terms or at all. It is anticipated that a financing will substantially dilute the interests of existing shareholders. Failure to obtain sufficient funding in the very near term could result in the need to file for bankruptcy.

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

We Have a Limited Customer Base

In each of the last three fiscal years, three customers have accounted for over two-thirds of our product revenue. In the first six months of fiscal 2009, one customer accounted for 85% of product revenue. In fiscal 2008, the top three customers accounted for 50%, 20%, and 14%, respectively, of product revenue. In addition, one licensee accounted for 100% of our licensing revenue in fiscal 2006. There has been no licensing revenue in fiscal 2009 to date, nor in 2008 and 2007. We expect that a small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future. Furthermore, the majority of our sales were made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

We May Lose Our Customer Base

Our products are designed to afford the mobile phone and handheld device manufacturer significant advantages with respect to product performance, power consumption and product size. To the extent that other future developments in components or subassemblies incorporate one or more of the advantages offered by our products, the market demand for our products may be negatively impacted.

Potential Nasdaq Stock Market Delisting

We are currently out of compliance with several Nasdaq requirements, as detailed below. Accordingly, it is likely that our stock will be delisted upon expiration of the applicable grace periods.

On June 30, 2008, we notified the Nasdaq Capital Market that we were not in compliance with Nasdaq’s Marketplace Rules 4350(c) and (d), which require that the board of directors consist of a majority of independent directors, that our audit committee have at least three independent directors, and that our audit committee have an audit committee financial expert. Therefore, our securities are subject to potential delisting.

On July 8, 2008, we received a notice from the Nasdaq Stock Market that, due to recent vacancies on our board of directors and the audit committee of our board of directors, we were not in compliance with Nasdaq’s Marketplace Rules 4350(c) and (d), which require that the board of directors consist of a majority of independent directors and that our audit committee have at least three independent directors. The vacancies were created as a result of Steve Valenzuela’s resignation from our board of directors and audit committee on June 24, 2008 and Dr. Anil Gupta’s resignation from our board of directors on June 25, 2008.

In accordance with Marketplace Rules 4350(c)(1) and 4350(d)(4), Nasdaq has provided us a cure period to regain compliance until the earlier of our next annual shareholders’ meeting or June 24, 2009; or if the next annual shareholders’ meeting is held before December 22, 2008, then we must evidence compliance no later than December 22, 2008. If we do not regain compliance within this period, the Nasdaq Stock Market will provide written notification to us that our securities will be delisted. Upon receipt of the delisting notification, we may appeal the delisting to Nasdaq’s Listings Qualifications Panel.

On August 18, 2008, we announced that effective as of August 15, 2008, David Tomasello was appointed to our board of directors. Mr. Tomasello has been the managing partner of Attiva Capital, an independent investment firm, since October 2006; and, a director of Bluestone Financial, an independent investment firm, since February 2008. He has been a member of the board of directors of WorldGate Communications, Inc., (Nasdaq: WGAT), a leading provider of personal video phones and related technology, since May 2007. Mr. Tomasello has also been a member of the board of directors and the audit committee of Corimon S.A.C.A., a diversified manufacturer and distributor of packaging materials, chemicals and paint in Venezuela, since 2005. In addition, Mr. Tomasello has been a member of the board of directors of Fininvest S.A., a Venezuelan commercial and residential real estate developer, since 2003. He is a graduate of Boston University with a BS/BA degree in finance.

We are in the process of searching for another independent director to join our board of directors and to fill the vacancy on our audit committee.

On June 2, 2008, we received a letter from the Nasdaq Stock Market indicating that we were not in compliance with the Nasdaq Stock Market’s requirements for continued listing because, for the previous 30 consecutive business days, the bid price of our common stock had closed below the minimum $1.00 per share requirement for continued inclusion under Nasdaq Marketplace Rule 4310(c)(4) (the “Minimum Bid Price Rule”). Nasdaq stated in its letter that in accordance with the Nasdaq Marketplace Rules, we would be provided 180 calendar days, or until December 1, 2008, to regain compliance with the Minimum Bid Price Rule. If, at any time before December 1, 2008, the bid price of our common stock closes at $1.00 per share or more for a minimum of 10 consecutive business days, the Nasdaq staff will provide us written notification that we have achieved compliance with the Minimum Bid Price Rule. Our stock has not closed at a price of $1.00 or more per share since April 15, 2008. On September 12, 2008, it closed at $0.25 per share.

The letter also stated that if we do not regain compliance with the Minimum Bid Price Rule by December 1, 2008, the Nasdaq staff will determine whether the we meet the Nasdaq Capital Market initial listing criteria as set forth in Marketplace Rule 4310(c), except for the bid price requirement. If we meet the initial listing criteria, the Nasdaq staff will notify us that we have been granted an additional 180 calendar day compliance period. If we are not eligible for an additional compliance period, the Nasdaq staff will provide written notification that our securities will be delisted. Upon receipt of this delisting notification, we may appeal the delisting to a Listing Qualifications Panel of Nasdaq.

On December 12, 2007, we received a letter from the Listing Qualifications Department of the Nasdaq Stock Market, Inc. indicating that we did not comply with the minimum $10,000,000 stockholders’ equity requirement for continued listing on the Nasdaq Global Market set forth in Marketplace Rule 4450(a)(3), and therefore that our common stock was subject to potential delisting from The Nasdaq Global Market. On January 14, 2008, we received a letter from Nasdaq informing us that the Nasdaq Listing Qualifications Panel had granted our request to transfer the listing of our common stock from The Nasdaq Global Market to The Nasdaq Capital Market, effective at the opening of business on January 16, 2008. Our continued listing on The Nasdaq Capital Market is subject to our ability to meet the requirements of The Nasdaq Capital Market, including either (i) maintaining an aggregate market value of NeoMagic’s common stock of at least $35 million, (ii) maintaining stockholders’ equity of at least $2.5 million, or (iii) receiving net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years. At July 27, 2008, our market value was approximately $5.3 million, our stockholders’ equity was approximately $2.0 million and we had net losses in each of the last three fiscal years.

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

If we fail to regain compliance with the continued listing requirements of the Nasdaq Capital Market, including the requirement to make timely filing of SEC reports, the minimum bid price per share requirement and the minimum stockholders’ equity requirement, we may be delisted from trading on such market, and thereafter trading in our common stock, if any, would be conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on the Nasdaq Capital Market. You may not be able to sell your shares of our stock quickly, at the market price or at all, if trading in our stock is not active.

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

In connection with management’s evaluation of our internal control over financial reporting as of July 29, 2007, management identified control deficiencies that constituted a material weakness. Our management concluded that we did not maintain effective controls over our revenue recognition processes. These control deficiencies resulted in our recording of a material adjustment to the financial statements for the second quarter of fiscal 2008 before their issuance. As a result of the material weakness, our management concluded that our internal control over financial reporting was not effective as of July 29, 2007 and October 28, 2007. The material weakness was remediated as of January 27, 2008 and management concluded that its internal control over financial reporting was effective as of January 27, 2008 and July 27, 2008.

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

The difficulty in forecasting revenues increases the difficulty in anticipating our inventory requirements. This difficulty increases the likelihood that we may overproduce particular parts, resulting in inventory write-downs, or under-produce particular parts, affecting our ability to meet customer requirements. The difficulty in forecasting revenues also restricts our ability to provide forward-looking revenue and earnings guidance to the financial markets and increases the chance that our revenue performance does not match investor expectations.

We May Encounter Inventory Excess or Shortage

To have product inventory to meet potential customer purchase orders, we place purchase orders for semiconductor wafers from our manufacturer in advance of having firm purchase orders from our customers. We had binding orders for wafers totaling approximately $28 thousand outstanding as of July 27, 2008. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in an inventory write-down affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time to time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just-in-time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We have in fact incurred such charges in fiscal 2009 of $2.4 million, in fiscal 2008 of $0.4 million, in fiscal 2007 of $12 thousand and in fiscal 2006 of $0.2 million. Significant write-downs for excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

We Face Intense Competition in Our Markets

The market for Applications Processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal factors of competition in this market are audio/video performance, price, features, power consumption, product size and customer support as well as company stability. Our ability to compete successfully in the Applications Processor market depends on a number of factors, including success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ramp of production of our products, customer demand and acceptance of more sophisticated multimedia functionality on mobile phones and other handheld devices, end-user acceptance of our customers’ products, market acceptance of competitors’ products and general economic conditions. Our ability to compete will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends. Our small size and perceived instability are negative factors in competing for business.

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

Uncertainty Regarding Future Licensing Revenue and Gain on Sale of Patents

In the third quarter of fiscal 2006, we collected gross licensing revenue of $8.5 million ($5.6 million net of commissions and expenses) from the nonexclusive licensing of all of our patents to Sony Corporation of Tokyo, Japan. In February 2008, we sold 18 patents and one patent application to Faust Communications, LLC for net proceeds of $9.5 million. In June 2006, we sold 4 patents to Samsung Electronics Co. Ltd. for net proceeds of $1.0 million. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our newer MiMagic and NeoMobileTV products. We cannot assure you that we will be able to generate any future licensing revenue or gains on sales of patents from our remaining 15 patents as of July 27, 2008, or from any future patents that we will own or have the right to license. The licensing agreement with Sony may be the only licensing agreement that we ever complete and the patent sales noted above may be the only patent sales we complete. Furthermore, if we should in the future complete an agreement to license or sell our patents, we cannot assure you that the proceeds we receive from such transaction will be as significant as the proceeds we received from Sony and Faust.

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

All our executive officers are employees “at will”. We have employment contracts with Douglas R. Young, our chief executive officer, Steve Berry, our chief financial officer, Syed Zaidi, our chief operating officer, Deepraj Puar, our vice president of operations, and Pierre-Yves Couteau, our vice president of marketing, which allow us to terminate their employment at any time but require us to make severance payments depending upon the circumstances surrounding termination of employment. We do not maintain key person insurance on any of our personnel. If we are not able to retain key personnel, if our headcount is not appropriate for our future direction, or if we fail to recruit key personnel critical to our future direction in a timely manner, this may have a material adverse effect on our business, financial condition and results of operations.

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

On June 24, 2008, Steve Valenzuela, an independent member of our board of directors and a member of our audit committee and our audit committee financial expert, notified us that he was resigning as a director effective June 24, 2008. On June 25, 2008, Dr. Anil Gupta, an independent member of our board of directors, notified us that he was resigning as a director effective June 25, 2008.

On August 18, 2008, we announced that effective as of August 15, 2008, David Tomasello was appointed to our board of directors. Mr. Tomasello has been the managing partner of Attiva Capital, an independent investment firm, since October 2006; and, a director of Bluestone Financial, an independent investment firm, since February 2008. He has been a member of the board of directors of WorldGate Communications, Inc., (Nasdaq: WGAT), a leading provider of personal video phones and related technology, since May 2007. Mr. Tomasello has also been a member of the board of directors and the audit committee of Corimon S.A.C.A., a diversified manufacturer and distributor of packaging materials, chemicals and paint in Venezuela, since 2005. In addition, Mr. Tomasello has been a member of the board of directors of Fininvest S.A., a Venezuelan commercial and residential real estate developer, since 2003. He is a graduate of Boston University with a BS/BA degree in finance.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of July 27, 2008, we had been issued and held 15 patents. These issued patents are scheduled to expire between 2014 and 2025. In February 2008 we sold 18 patents and one patent application to Faust Communications, LLC for net proceeds of $9.5 million. In June 2006, we sold 4 patents to Samsung Electronics Co. Ltd. for net proceeds of $1.0 million. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our newer MiMagic and NeoMobileTV products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 96%, 77% and 60% of our product revenue for fiscal 2008, 2007 and 2006, respectively, and 99% and 94% of our product revenue for the six months ended July 27, 2008 and July 29, 2007, respectively. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our foreign sales. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Item 6.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description

3.1(8)	Amended and Restated Certificate of Incorporation.

3.2(14)	Bylaws, as amended through April 6, 2007.

4.1(4)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2(6)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3(15)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.

4.4(5)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5(5)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.6(5)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.7(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.8(5)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.9(9)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.10(9)	Warrant to Registration Rights Agreement dated December 13, 2005.

4.11(13)	Form of Warrant originally issued December 6, 2006.

4.12(16)	Form of Amendment to Warrant, dated July 27, 2007.

10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6(10)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7(19)	2003 Stock Option Plan, as amended July 12, 2007.

10.8(3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9(6)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10(6)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11(6)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12(7)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13(8)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14(9)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15(10)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

10.16(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.

10.17(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.

10.18(19)	2006 Employee Stock Purchase Plan, as amended July 12, 2007.

10.19(12)	Form of Bonus Agreement.

10.20(12)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

10.21(13)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.

10.22(19)	Employment Agreement dated June 7, 2007 between NeoMagic Corporation and Steven P. Berry.

10.23(17)	Description of oral consulting agreement with Steven P. Berry.

10.24(18)	Description of oral bonus agreement.

10.25(20)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Syed Zaidi.

10.26(20)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Deepraj Puar.

10.27(20)	Patent Purchase Agreement with an effective date of January 17, 2008 by and between the Company, NeoMagic Israel Ltd. and Faust Communications Holdings, LLC.

10.28	Employment Agreement dated June 11, 2008 between NeoMagic Corporation and Pierre-Yves Couteau

10.29	Sublease Agreement dated July 21, 2008 between NeoMagic Corporation and Sea Micro, Inc.

Number	Description

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the period ended October 26, 1997.

(3)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed December 23, 2002.

(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 23, 2002.

(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 20, 2004.

(6)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed August 23, 2004.

(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 31, 2005.

(8)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.

(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.

(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 19, 2006.

(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 4, 2006.

(12)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 30, 2006.

(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.

(14)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.

(15)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed April 12, 2007.

(16)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.

(17)	Incorporated by reference to the Company’s Form 8-K filed June 13, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed June 15, 2007.

(19)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 29, 2007.

(20)	Incorporated by reference to the Company’s Form 10-K for the year ended January 27, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ Steven P. Berry
STEVEN P. BERRY
Vice President, Finance and Chief Financial Officer
(Authorized Officer and Principal Financial Officer)

September 15, 2008

INDEX TO EXHIBITS

Number	Description

3.1(8)	Amended and Restated Certificate of Incorporation.

3.2(14)	Bylaws, as amended through April 6, 2007.

4.1(4)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2(6)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3(15)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.

4.4(5)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5(5)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.6(5)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.7(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.8(5)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.9(9)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.10(9)	Warrant to Registration Rights Agreement dated December 13, 2005.

4.11(13)	Form of Warrant originally issued December 6, 2006.

4.12(16)	Form of Amendment to Warrant, dated July 27, 2007.

10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6(10)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7(19)	2003 Stock Option Plan, as amended July 12, 2007.

10.8(3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9(6)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10(6)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11(6)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12(7)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13(8)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14(9)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15(10)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

10.16(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.

10.17(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.

10.18(19)	2006 Employee Stock Purchase Plan, as amended July 12, 2007.

10.19(12)	Form of Bonus Agreement.

10.20(12)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

10.21(13)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.

10.22(19)	Employment Agreement dated June 7, 2007 between NeoMagic Corporation and Steven P. Berry.

10.23(17)	Description of oral consulting agreement with Steven P. Berry.

10.24(18)	Description of oral bonus agreement.

10.25(20)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Syed Zaidi.

10.26(20)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Deepraj Puar.

Number	Description

10.27(20)	Patent Purchase Agreement with an effective date of January 17, 2008 by and between the Company, NeoMagic Israel Ltd. and Faust Communications Holdings, LLC.

10.28	Employment Agreement dated June 11, 2008 between NeoMagic Corporation and Pierre-Yves Couteau

10.29	Sublease Agreement dated July 21, 2008 between NeoMagic Corporation and Sea Micro, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the period ended October 26, 1997.

(3)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed December 23, 2002.

(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 23, 2002.

(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 20, 2004.

(6)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed August 23, 2004.

(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 31, 2005.

(8)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.

(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.

(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 19, 2006.

(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 4, 2006.

(12)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 30, 2006.

(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.

(14)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.

(15)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed April 12, 2007.

(16)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.

(17)	Incorporated by reference to the Company’s Form 8-K filed June 13, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed June 15, 2007.

(19)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 29, 2007.

(20)	Incorporated by reference to the Company’s Form 10-K for the year ended January 27, 2008.