Form 10-Q
period 2008-10-26
NEOMAGIC CORP
filed 2009-03-19
CIK 1030485

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 26, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-22009

NEOMAGIC CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0344424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

780 Montague Expressway, Suite 504 San Jose, California	95131
(Address of Principal Executive Offices)	(Zip Code)

(408) 428-9725

Registrant’s Telephone Number, Including Area Code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non-Accelerated Filer  ☐            Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at October 26, 2008 was 12,570,914.

NEOMAGIC CORPORATION

FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Net revenue	$500	$620	$1,476	$1,253
Cost of revenue	1,468	383	4,533	963

Gross profit (loss)	(968)	237	(3,057)	290
Operating expenses:
Research and development	1,359	2,945	7,615	8,890
Sales, general and administrative	1,203	2,037	4,474	5,285
Restructuring expense	1,516	—	1,645	—
Gain on sale of patents	—	—	(9,500)	—

Total operating expenses	4,078	4,982	4,234	14,175

Loss from operations	(5,046)	(4,745)	(7,291)	(13,885)
Other income (expense), net:
Interest income and other	69	57	170	462
Interest expense	(7)	(13)	(26)	(54)
Loss on marketable equity securities	(37)	—	(191)	—
Gain from change in fair value of warrant liability	4	15	38	758

Loss before income taxes	(5,017)	(4,686)	(7,300)	(12,719)
Income tax expense (benefit)	4	7	27	(444)

Net loss	$(5,021)	$(4,693)	$(7,327)	$(12,275)

Basic and diluted net loss per share	$(0.40)	$(0.38)	$(0.59)	$(1.00)
Weighted average common shares outstanding for basic and diluted	12,571	12,379	12,517	12,335

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands)

	October 26, 2008 (unaudited)	January 27, 2008
ASSETS
Current assets:
Cash and cash equivalents	$119	$964
Short-term investments	—	500
Accounts receivable, net	142	529
Inventory	242	3,715
Other current assets	322	426

Total current assets	825	6,134
Property, plant and equipment, net	—	692
Long-term prepaid assets	—	74
Long-term investments	—	471
Other assets	—	242

Total assets	$825	$7,613

LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Current liabilities:
Accounts payable	$1,496	$1,448
Compensation and related benefits	1,198	1,057
Income taxes payable	296	583
Current portion of capital lease obligations	420	316
Warrant liability	—	38
Other accruals	258	196

Total current liabilities	3,668	3,638
Capital lease obligations	—	339
Other long-term liabilities	—	89
Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock	40	39
Additional paid-in-capital	123,278	122,071
Accumulated other comprehensive income	—	271
Accumulated deficit	(126,161)	(118,834)

Total stockholders’ (deficit) equity	(2,843)	3,547

Total liabilities and stockholders’ (deficit) equity	$825	$7,613

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NEOMAGIC CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(In thousands)

	Nine Months Ended
	October 26, 2008	October 28, 2007
Operating activities:
Net loss	$(7,327)	$(12,275)
Adjustments to reconcile net loss to net cash for operating activities:
Depreciation	830	921
Stock-based compensation	1,138	1,358
Provision for allowance for bad debts	12
Net write-downs of inventory	3,417	—
Gain on sale of patents	(9,500)	—
Gain on sale of property, plant and equipment	(25)	—
Loss on marketable equity securities	191	—
Change in fair value on revaluation of warrant liability	(38)	(758)
Reversal of provision for tax liability	—	(480)
Changes in operating assets and liabilities:
Accounts receivable	375	(182)
Inventory	56	(3,013)
Other current assets	354	(108)
Long-term prepaid and other assets	75	48
Accounts payable	48	245
Compensation and related benefits	141	303
Income taxes payable	(287)	13
Other accruals	(27)	368

Net cash used in operating activities	(10,567)	(13,560)
Investing activities:
Proceeds from sale of patents	9,500	—
Proceeds from sale of property, plant and equipment	25	—
Purchases of property, plant and equipment	(138)	(139)
Purchases of short-term investments	(2,991)	(4,459)
Maturities of short-term investments	3,491	3,990

Net cash provided by (used in) investing activities	9,887	(608)
Financing activities:
Payments on capital lease obligations	(235)	(790)
Net proceeds from issuance of common stock	70	290

Net cash used in financing activities	(165)	(500)

Net increase (decrease) in cash and cash equivalents	(845)	(14,668)
Cash and cash equivalents at beginning of period	964	16,468

Cash and cash equivalents at end of period	$119	$1,800

Supplemental schedules of cash flow information:
Cash paid during the period for:
Interest	$28	$54
Taxes	$314	$22
Supplemental disclosure of non-cash investing activities:
Change in fair value of marketable equity securities	$(271)	$—
Reclassification of warrant liability to equity for amended warrants (Note 9)	$—	$2,986

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NEOMAGIC CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively “NeoMagic” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at October 26, 2008, and the operating results and cash flows for the three and nine months ended October 26, 2008 and October 28, 2007. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 27, 2008, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

On September 24, 2008, the Company announced a cessation of its efforts to raise additional capital. As a result, NeoMagic proceeded with efforts to substantially reduce its operating activities and reduce its on-going expenditures by terminating employment for substantially all of its operational and engineering employees in all worldwide locations. Beginning September 19, 2008, management, acting based upon a plan approved by the Board of Directors, eliminated 52 positions in the Company. On September 23, 2008, the remaining independent directors of the Company, Brett Moyer, Carl Stork and David Tomasello, notified the Company that they were resigning as directors of NeoMagic Corporation, effective September 23, 2008. The Company has initiated efforts for the orderly reduction of its operations, including the fulfillment of its outstanding sales and other contracts, headcount reductions, securing continuing support for its existing customers, seeking purchasers for its intellectual property and tangible assets and providing for outstanding and anticipated liabilities. The Company anticipates that its operations will consist primarily of supporting sales orders from its existing customers, collecting the resulting receivables from such sales orders, collecting proceeds from assets sold, satisfying obligations, and administration of the corporation.

At October 26, 2008, the Company had $119 thousand in cash and cash equivalents and $142 thousand in accounts receivable. The Company believes that this level of cash, cash equivalents and accounts receivable is not sufficient to maintain continuing operations at current levels. The Company has been unable to raise additional capital to fund operating activities and has ceased efforts to do so. The adequacy of the Company’s resources will depend largely on its ability to achieve positive operating cash flows principally through reductions in expenditures. These uncertainties raise substantial doubt about the Company’s ability to continue as a going concern. If the Company is unable to reduce operating expenditures to levels sufficiently below its recurring revenues, it expects to take all appropriate actions to maximize the value of the Company. The Company is in the process of taking actions to achieve further reductions in its operating expenses. The Company also believes that it can take actions to generate cash by selling or licensing intellectual property.

The results of operations for the three and nine months ended October 26, 2008 are not necessarily indicative of the results that may be expected for the year ending January 25, 2009.

The third fiscal quarters of 2009 and 2008 ended on October 26, 2008 and October 28, 2007, respectively. The Company’s quarters generally have 13 weeks. The third quarter of fiscal 2009 and fiscal 2008 each had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2009 will have 52 weeks and fiscal 2008 had 52 weeks.

2.	Stock-Based Compensation

During the quarter ended October 26, 2008, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. Stock options for employees or new non-employee members of the Board of Directors generally vest over a four-year period, have a term of ten years from the issuance date, and an exercise price equal to the closing price on the Nasdaq Capital Market of the common stock on the date of grant. Stock options issued to current non-employee members of the Board of Directors generally vest over a two-year period, have a term of ten years from the issuance date, and an exercise price equal to the closing price on the Nasdaq Capital Market of the common stock on the date of grant. Generally, unvested options are forfeited thirty to ninety days from the date a Service Provider ceases to be an employee or director (as the case may be), or in the case of death or disability for a period of up to twelve months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At October 26, 2008, 1,887,288 shares of the Company’s common stock were reserved for issuance under the 2003 Stock Option Plan. There are 565,772 shares of the Company’s common stock reserved for issuance pursuant to outstanding options under the Amended 1998 Stock Option Plan, which expired in June 2008. No new grants may be made under this plan. There are 56,801 shares of the Company’s common stock reserved for issuance pursuant to outstanding options under the 1993 Stock Option Plan, which expired in 2003. No new grants may be made under this plan.

The 2006 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. To cover the exercise of vested options the Company issues new shares from its authorized but unissued share pool. A total of 151,699 shares of the Company’s common stock were reserved at October 26, 2008, for future issuance under the 2006 Employee Stock Purchase Plan. Effective July 2008, the Board of Directors temporarily suspended the Company’s ESPP program.

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

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the accompanying Condensed Consolidated Financial Statements for the three and nine months ended October 26, 2008 and October 28, 2007.

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Cost of revenue	$4	$7	$23	$17
Research and development	37	223	587	709
Selling, general and administrative	125	207	528	632

Total	$166	$437	$1,138	$1,358

For the nine months ended October 26, 2008 and October 28, 2007, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $3.7 million and $2.3 million, respectively, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 2.57 years and 2.84 years for the nine months ended October 26, 2008 and October 28, 2007, respectively, for stock options and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.

In July 2008, the Board of Directors temporarily suspended the ESPP program and subsequently no unrecognized compensation expense related to the ESPP remains. For the nine months ended October 28, 2007, the total compensation cost related to options to purchase common shares under the ESPP but not yet recognized was approximately $598 thousand. This cost would have been recognized on a straight-line basis over a weighted-average period of approximately 1.75 years.

Net cash proceeds from the sales of common stock under employee stock option and stock purchase plans were $70 thousand and $290 thousand for the nine months ended October 26, 2008 and October 28, 2007, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the nine months ended October 26, 2008 and October 28, 2007. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Determining Fair Value

Valuation and amortization method – The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term for the third quarter of fiscal 2009 is based upon historical review. The Company believes that this method meets the requirements for SFAS 123(R).

Expected Volatility – The Company’s expected volatility for the quarter ended October 26, 2008 is computed based on the Company’s historical stock price volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

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

Estimated Forfeiture – The estimated forfeiture rate for the three and nine months ended October 26, 2008 and October 28, 2007 was based upon an analysis of our historical forfeiture rates. The estimated average forfeiture rate for the three and nine months ended October 26, 2008 was 76.08% and 55.28%, respectively. The estimated average forfeiture rate for the three and nine months ended October 28, 2007 was 27.79% and 20.76%, respectively.

In the three and nine months ended October 26, 2008 and October 28, 2007, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:

	Option Plans				Stock Purchase Plan
	Three Months Ended		Nine Months Ended		Three Months Ended			Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007	October 26, 2008		October 28, 2007	October 26, 2008		October 28, 2007
Risk-free interest rates	0.69%	4.10%	1.75%	4.40%	n/a	*	4.90%	n/a	*	5.00%
Volatility	1.88	0.97	0.96	0.98	n/a	*	0.84	n/a	*	0.93
Expected life of option in years	4.00	4.00	3.76	4.10	n/a	*	1.60	n/a	*	1.70

*	Our Board of Directors temporarily suspended the ESPP program in July 2008. Subsequently, no additional grants have been made to the ESPP program.

Stock Options and Awards Activities

The following is a summary of the Company’s stock option activity under the stock option plans as of October 26, 2008 and related information:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 27, 2008	2,198,125	$6.34
Granted	734,250	$1.47
Exercised	—	$—
Forfeitures and cancellations	(1,320,063)	$4.44

Outstanding at October 26, 2008	1,612,312	$5.68	$3.49	$—

Vested and Expected to Vest at October 26, 2008	1,202,569	$6.44	$2.41	$—

Exercisable at October 26, 2008	1,182,056	$6.51	$2.32	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.01 per share at October 24, 2008, the last market day of our fiscal quarter ended October 26, 2008, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. There were no in-the-money options exercisable as of October 26, 2008. During the three and nine months ended October 26, 2008, there were no options exercised. The aggregate intrinsic value of options exercised during the three and nine months ended October 28, 2007 was $37 thousand and $116 thousand, respectively.

The exercise prices for options outstanding and exercisable as of October 26, 2008 and their weighted average remaining contractual lives were as follows:

	Outstanding		Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(per share)	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$1.35 – 2.00	280	6.47	$1.51	102	$1.50
$2.01 – 4.02	414	4.38	$2.64	328	$5.51
$4.03 – 6.00	333	2.61	$4.70	252	$4.76
$6.01 – 9.92	314	2.10	$6.57	228	$6.58
$9.93 – 20.00	248	1.51	$14.08	249	$14.08
$20.01 and over	23	4.52	$22.43	23	$22.43

	1,612	3.49	$5.68	1,182	$6.51

3.	Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

	Three Months Ended		Nine Months Ended
(in thousands, except per share data)	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Numerator:
Net loss	$(5,021)	$(4,693)	$(7,327)	$(12,275)

Denominator:
Denominator for basic net loss per share, weighted average shares	12,571	12,379	12,517	12,335
Effect of dilutive securities:
Stock options outstanding	—	—	—	—

Denominator for diluted net loss per share, weighted average shares	12,571	12,379	12,517	12,335
Basic net loss per share	$(0.40)	$(0.38)	$(0.59)	$(1.00)
Diluted net loss per share	$(0.40)	$(0.38)	$(0.59)	$(1.00)

For the three and nine months ended October 26, 2008 and October 28, 2007, respectively, basic net loss per share equals diluted net loss per share since all options and warrants outstanding have an exercise price greater than the fair market value of our common stock as of those dates. During the three months ended October 26, 2008 and October 28, 2007, the Company excluded from the computation of basic and diluted loss per share options and warrants to purchase 4,740,102 and 4,083,240 shares of common stock, respectively, because the effect would be anti-dilutive. During the nine months ended October 26, 2008 and October 28, 2007, the Company excluded from the computation of basic and diluted loss per share options and warrants to purchase 5,098,946 and 4,165,061 shares of common stock, respectively, because the effect would be anti-dilutive.

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

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of October 26, 2008 and January 27, 2008, and consists of the following (in thousands):

	October 26, 2008 (unaudited)			January 28, 2008
(in thousands)	Adjusted Cost	Gross Unrealized Loss	Estimated Fair Value	Adjusted Cost	Gross Unrealized Gain	Estimated Fair Value
Cash and cash equivalents:
Money market funds	$8	$—	$8	$533	$—	$533
Bank accounts	111	—	111	431	—	431

Total	$119	$—	$119	$964	$—	$964

Short-term investments:
U.S. Government agencies	—	—	—	$500	$—	$500

Total	$—	$—	$—	$500	$—	$500

Long-term investments:
Equity securities*	$9	$—	$9	$200	$271	$471

Total	$9	$—	$9	$200	$271	$471

*	Equity Securities were included in other current assets at October 26, 2008.

Investment in Marketable Securities

In January 2006, the Company made a $200 thousand minority equity investment in Neonode, Inc. (“Neonode”), a then privately held mobile telephone company. In August 2007, effective upon the merger of Neonode with a subsidiary of SBE, Inc. (“SBE”), SBE changed its name to Neonode, Inc. and its common stock is now publicly traded on the Nasdaq Stock Exchange (“NEON”). Upon the merger of SBE and Neonode, the Company’s investment converted into approximately 127,000 shares of Neonode common stock. The investment is classified as an available for sale security and had a fair value on October 26, 2008 and January 27, 2008 of $9 thousand and $471 thousand, respectively. Management considers the impairment to be other than temporary and has recorded an impairment loss of $191 thousand in Other income (expense), net in the Statement of Operations. As of January 27, 2008, the fair value reflected a gross unrealized gain of $271 thousand.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of October 26, 2008 and the basis for that measurement (in thousands):

		(Level 1)
	Balance as of October 26, 2008	Quoted Prices in Active Markets of Identical Assets
Money market funds	$8	$8
Equity securities*	9	9

	$17	$17

*	Equity securities were included in Other Current Assets at October 26, 2008.

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of October 26, 2008, the Company did not have any assets with valuations obtained from readily-available pricing sources for comparable instruments (Level 2 assets) or those without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

	October 26, 2008 (unaudited)	January 27, 2008
Raw materials	$55	$2,078
Finished goods	187	1,637

Total	$242	$3,715

6.	Accumulated Other Comprehensive Loss

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders’ equity.

Net comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive loss on available-for-sale securities. Net comprehensive loss for the three and nine months ended October 26, 2008 and October 28, 2007, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Net loss	$(5,021)	$(4,693)	$(7,327)	$(12,275)
Net change in unrealized gain / loss on available for sale securities	—	310	(271)	312

Net comprehensive loss	$(5,021)	$(4,383)	$(7,598)	$(11,963)

Total accumulated other comprehensive income was $0 thousand and $271 thousand at October 26, 2008 and January 27, 2008, respectively. Accumulated other comprehensive income consisted entirely of unrealized gains on available for sale securities.

7.	Restructuring Expense

In September 2008, the Company extended a corporate restructuring plan (the “Plan”) initiated in July 2008 and approved by the Board of Directors in response to continuing economic uncertainties with the intent to improve its operating cost structure. As part of the Plan, the Company discontinued its semiconductor product development efforts and reduced its workforce through a lay-off of approximately 52 of its employees, terminating substantially all of its operational and engineering employees in all worldwide locations. These restructuring activities have resulted in charges related to severance and benefit arrangements for terminated employees, contract termination and other exit-related costs, and asset impairment charges related to accelerated amortization of semiconductor design automation software tools and other property and equipment assets. Related to these activities, the Company incurred total restructuring charges of $1.5 million and $1.6 million, in the three and nine months ended October 26, 2008. Of these charges, $0.7 million and $0.9 million, in the three and nine months ended October 26, 2008, resulted in cash expenditures. The restructuring charges are reported in the condensed consolidated statements of operations under operating expenses, “Restructuring expense”. Restructuring charges were as follows:

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Employee severance and benefit arrangements	$737	$—	$866	$—
Contract termination and other costs	12	—	12	—
Asset impairment	767	—	767	—

Total restructuring charges	$1,516	$—	$1,645	$—

The following table provides a summary of the activities for the three and nine months ended October 26, 2008 related to the Company’s restructuring activities:

	Employee Severance and Benefits	Contract Termination and Other Costs	Asset Impairment
Restructuring balance, July 27, 2008	$68	$—	$—
Charged to costs and expenses	737	12	767
Non-cash items	—	(12)	(767)
Cash payments	(68)	—

Restructuring balance, October 26, 2008	$737	$—	$—

8.	Obligations Under Capital Leases

In January 2007, the Company entered into a new capital lease to replace an expiring lease for software licenses used in the design of its semiconductor products. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized (in thousands):

	October 26, 2008 (unaudited)	January 27, 2008
Software under capital lease	$655	$655
Accumulated amortization	(655)	(236)

Net software under capital lease	$—	$419

The amortization of amounts capitalized under leases has been accelerated to fully amortize the capitalized software costs as of October 26, 2008 due to the restructuring activities in the third quarter of fiscal 2009 and the discontinuation of semiconductor development efforts utilizing the capitalized software.

Future minimum payments under the capital leases consist of the following, as of October 26, 2008 (in thousands):

Fiscal 2009 (remaining three months)	$88
Fiscal 2010	354

Total minimum lease payments	442
Less: amount representing interest	(22)

Present value of net minimum lease payments	420
Less: current portion	(420)

Long-term portion	$—

In January 2009, the Company settled in full its outstanding obligation under capital leases for a cash payment of $25,000.

9.	Warrant Liability

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

In July 2007, the Company offered holders of 2006 Warrants, the ability to amend their outstanding warrants. The amended 2006 Warrants are only exercisable on a net share settlement basis and are no longer cash exercisable. Since holders of amended 2006 warrants cannot make or execute a cash exercise, the Company will not be required to register the shares issued upon exercise of such amended warrants under any circumstances. Accordingly, as of July 27, 2007, the amended 2006 Warrants were no longer required to be classified as a liability under EITF 00-19 and were reclassified as equity. The Company completed its warrant exchange offer on July 27, 2007. At that time, 96% of all outstanding 2006 Warrants were amended, representing 1,200,000 shares of the 1,250,000 shares subject to warrants that had been available for amendment. One investor holding a warrant to purchase 50,000 shares chose not to participate. The 2006 Warrants were revalued on July 27, 2007, the date the warrant exchange offer was completed, and the Company recognized a loss on the change in fair value on revaluation of warrant liability of $248,000. The fair value of the 2006 Warrants was estimated to be $3.1 million. The $3.0 million value of the amended 2006 Warrants was reclassified to equity as of July 27, 2007 and the $0.1 million value of the 2006 Warrants that were not amended remains on the Company’s balance sheet as a liability of less than $1,000 as of October 26, 2008 and $38,000 as of January 27, 2008.

10.	Income Taxes

The Company maintained a full valuation allowance on its net deferred tax assets as of October 26, 2008. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

The Company has unrecognized tax benefits of approximately $2.3 million as of January 27, 2008, of which $571 thousand if recognized would result in a reduction of the Company’s effective tax rate. The Company recorded a decrease of its unrecognized tax benefits of approximately $296 thousand during the nine months ended October 26, 2008.

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

Fiscal 2009 (remaining three months) *	$496
Fiscal 2010	893
Fiscal 2011	229
Thereafter	—

Total minimum lease payments	$1,618

*	Net of sublease income for subleases in the Company’s Santa Clara facility through October 2008 and April 2010.

On September 30, 2008, the Company received notice from the Landlord for its facility lease that the Company would be in default of its lease if rent payment arrearages were not paid within five days of the date of notice. Such rent payment arrearages were not paid by the Company within five days of the date of notice and are not paid as of the date of this filing. Therefore, the Company is in default of its headquarter facility lease agreement. Upon a default of the lease, the Landlord has the right to proceed against the Company for, among other things, late fees, unpaid rent, attorney’s fees and costs and possession of the premises. In addition, the Landlord shall have the right to apply the Company’s security deposit of $176,500 to any rent or other amounts owed to the Landlord. Upon such application of the security deposit, the Company shall be required to deposit with the Landlord an amount sufficient to restore the security deposit to its original amount and the Company’s failure to timely restore the security deposit shall constitute a material breach of the lease. The Company is currently in settlement negotiations with the Landlord, but cannot provide assurance as to whether a settlement agreement can be reached on acceptable terms, or at all.

Design tool software licenses

We have commitments under time-based subscription licenses for design tool software of $285,000 for the remaining three months of fiscal 2009 and $285,000 in fiscal 2010. The Company is currently in settlement negotiations with its design tool software vendor, but cannot provide assurance as to whether a settlement agreement can be reached on acceptable terms, or at all.

12.	Product Warranty

The Company generally sells its products with a limited warranty and a limited indemnification of customers against intellectual property infringement claims. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified claims based on historical activity. The accrual and the related expense for known claims was not significant as of and for the three and nine month periods ended October 26, 2008 and October 28, 2007, due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims.

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

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, or SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS 161 requires enhanced disclosures about a company’s derivative and hedging activities. SFAS 161 is effective for financial statements issued for fiscal years beginning after December 15, 2008. The Company is in the process of evaluating the impact of adopting the provisions of SFAS 161.

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

In October 2008, the Financial Accounting Standards Board (FASB) issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements . FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

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

On September 24, 2008, we announced a cessation of our efforts to raise additional capital. As a result, we proceeded with efforts to substantially reduce our operating activities and reduce our on-going expenditures by terminating employment for substantially all of our operational and engineering employees in all worldwide locations. Beginning September 19, 2008, management, acting based upon a plan approved by our Board of Directors, eliminated 52 positions in the Company. On September 23, 2008, the remaining independent directors of the Company, Brett Moyer, Carl Stork and David Tomasello, notified the Company that they were resigning as directors of NeoMagic Corporation, effective September 23, 2008. We have initiated efforts for the orderly reduction of our operations, including the fulfillment of our outstanding sales and other contracts, headcount reductions, securing continuing support for its existing customers, seeking purchasers for our intellectual property and tangible assets and providing for outstanding and anticipated liabilities. We anticipate that our operations will consist primarily of supporting sales orders from our existing customers, collecting the resulting receivables from such sales orders, collecting proceeds from assets sold, satisfying obligations, and administration of the corporation.

On September 30, 2008, we announced that we had received notice from our landlord that we would be in default of our facility lease if rent payment arrearages were not paid within five days of the date of notice. Such rent payment arrearages were not paid within five days of the date of notice and are not paid as of the date of this filing. Therefore, we are in default of our facility lease agreement. Our landlord has the right to proceed against us for, among other things, late fees, unpaid rent, attorney’s fees and costs and possession of the premises. In addition, the landlord has the right to apply our security deposit of $176,500 to any rent or other amounts owed to the landlord. Upon such application of the security deposit, we are required to deposit with the landlord an amount sufficient to restore the security deposit to its original amount and our failure to timely restore the security deposit shall constitute a material breach of the lease. Our facility lease for our headquarters in Santa Clara, California expires in April 2010. As of October 26, 2008, the Company’s remaining operating lease obligation was approximately $2,156,000.

On October 6, 2008, we announced that we received a Nasdaq Staff Determination letter indicating that we did not comply with the minimum shareholders’ equity, market value of listed securities or net income requirements for continued listing set forth in Marketplace Rule 4310(c)(3), and that our common stock was therefore, subject to delisting from The Nasdaq Capital Market. We did not seek to challenge the Staff determination and delisting since we would be unable to comply with these requirements in the near term. As a result, our common stock was delisted from The Nasdaq Capital Market and trading of our common stock on The Nasdaq Capital Market was suspended at the opening of business on October 15, 2008.

At October 26, 2008, we had $119 thousand in cash and cash equivalents and $142 thousand in accounts receivable. We believe that this level of cash, cash equivalents and accounts receivable is not sufficient to maintain continuing operations at current levels. We have been unable to raise additional capital to fund operating activities and have ceased efforts to do so. The adequacy of our resources will depend largely on our ability to achieve positive operating cash flows principally through reductions in expenditures. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we are unable to reduce our operating expenditures to levels sufficiently below our recurring revenues, we expect to take all appropriate actions to maximize the value of the Company. We are in the process of taking actions to achieve further reductions in our operating expenses. We also believe that we can take actions to generate cash by selling or licensing intellectual property.

We are not generating sufficient cash from the sale of our products to support our operations and have been incurring significant losses. We have been funding our operations primarily with the cash proceeds raised through the sale of certain patents in February 2008. We expect to incur additional losses and may have negative operating cash flows through the end of our fiscal year in January 2009 and beyond. During the nine months ended October 26, 2008, we raised approximately $9.5 million through the sale of certain patents. Unless we are able to decrease expenses substantially, we will not have sufficient cash to support our operations and may be forced to file for bankruptcy. We have taken steps to restructure our operations and reduce our monthly operational cash expenditures.

At October 26, 2008, we had $119 thousand in cash and cash equivalents as compared to $964 thousand at January 27, 2008.

There is no assurance that we will be successful in reducing our operating expenses, generating sufficient cash flows from operations or obtaining sufficient funding from any source on acceptable terms, if at all. If we are unable to generate sufficient cash flows from our operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment. The report of our independent registered public accounting firm, in respect of our 2008 fiscal year, includes an explanatory going concern paragraph regarding substantial doubt as to our ability to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations.

The Company’s fiscal year end is the last Sunday in January. The third fiscal quarters of 2009 and 2008 ended on October 26, 2008 and October 28, 2007, respectively. The Company’s quarters generally have 13 weeks. The third quarters of fiscal 2009 and fiscal 2008 had 13 weeks. The Company’s fiscal years generally have 52 weeks.

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

Results of Operations

Revenue

Net revenue was $500 thousand for the three months ended October 26, 2008, compared to $620 thousand for the three months ended October 28, 2007, and consisted entirely of net product revenue in both quarters. Net revenue was approximately $1.5 million and $1.3 million for the nine months ended October 28, 2008 and October 28, 2007, respectively. There was no licensing revenue during any of the periods reported. Net product revenue decreased in the third fiscal quarter of 2009 relative to the third fiscal quarter of 2008 primarily due to an approximately $362 thousand reduction in shipments of our MiMagic 6+ applications processor, partially offset by an approximately $261 thousand increase in shipments of our MiMagic 3 applications processor. The increased shipments of our MiMagic 3 application processor were primarily due to shipments to Flextronics for production in Singapore for use in an automated toll-collection system. The decrease in shipments of our MiMagic 6+ application processor was primarily due to decreased shipments to Neonode for use in a mobile phone application. Net product revenue increased during the nine months ended October 26, 2008 relative to the nine months ended October 28, 2007 primarily due to an approximately $766 thousand increase in shipments of our MiMagic 3 applications processor, offset by an approximately $1.4 million decrease in shipments of our MiMagic 6+ applications processor. The increase in shipments of our MiMagic 3 applications processor during the first nine months of fiscal 2009 relative to the same period in fiscal 2008 was driven by increased demand from Flextronics, as previously noted. The decrease in shipments of our MiMagic 6+ applications processor during the first nine months of fiscal 2009 relative to the same period in fiscal 2008 was driven by a decrease in demand from Neonode as well as a decrease in demand from Seijin Electron for a mobile TV application. This MiMagic 6+ program of Sejin Electron is no longer active. Sejin has discontinued marketing efforts for this program due to limited demand for this type of stand-alone mobile TV product.

Product sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 100% and 95% of product revenue in the three months ended October 26, 2008 and October 28, 2007, respectively. During the nine months ended October 26, 2008 and October 28, 2007, product sales to customers located outside the United States accounted for 99% and 95% of product revenue, respectively. In the first nine months of fiscal 2009, 88% of our revenue resulted from the sales of our MiMagic 3 application processors to Flextronics for production in Singapore for use in an automated toll-collection system. In the first nine months of fiscal 2008, 61% of our revenue resulted from sales of our MiMagic 6+ application processors to Sejin Electron and Neonode for mobile television and mobile phone applications. We expect that export sales will continue to represent the majority of our product revenue.

Our customer base can shift significantly from period to period as some customer programs end and new programs do not always emerge to replace them. In addition, new customers are often added from period to period. All sales transactions were denominated in United States dollars. The following table summarizes the Company’s product revenue by major geographic area:

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Singapore	88%	32%	86%	16%
Korea	11%	2%	9%	32%
Sweden	0%	59%	0%	42%
United States	0%	5%	1%	5%
Japan	0%	2%	0%	1%
Hong Kong	0%	0%	4%	0%
Malaysia	0%	0%	0%	3%
England	0%	0%	0%	1%
Taiwan	1%	0%	0%	0%

	100%	100%	100%	100%

The following customers accounted for more than 10% of product revenue:

	Three Months Ended		Nine Months Ended
	October 26, 2008	October 28, 2007	October 26, 2008	October 28, 2007
Flextronics	88%	32%	86%	16%
Exadigm, Inc.	7%	*	*	*
Neonode	*	59%	*	42%
Sejin Electron Inc.	*	*	*	24%

*	Represents less than 10% of net revenue

Gross Profit (Loss)

Gross loss for the three months ended October 26, 2008 was $968 thousand compared to a gross profit of $237 thousand for the three months ended October 28, 2007. The gross loss in the third quarter of fiscal 2009 was primarily due to $1.2 million of charges for the write-down of MiMagic 6+ inventories to anticipated market value where ending on-hand quantities exceeded the foreseeable customer requirements due to lack of customer demand and cessation of marketing efforts for these products. These charges were partially offset by approximately $250 thousand of gross margin on the sale of MiMagic 3 products. Gross loss for the nine months ended October 26, 2008 was $3.1 million as compared to a gross profit of $290 thousand for the nine months ended October 28, 2007. The reduction in gross profit to a gross loss for the first nine months of fiscal 2009 as compared to the same period in fiscal 2008 was driven by a shift from reserve releases of $157 thousand in fiscal 2008 to charges for inventory write-downs of approximately $3.4 million in fiscal 2009, partially offset by approximately $0.6 million of gross margin on the sale of MiMagic 3 products.

Research and Development Expenses

Research and development expenses are primarily directed to development for the mobile television, wireless IP camera, and multimedia-enriched handsets markets. Research and development expenses include compensation and associated costs relating to development personnel, outside engineering consulting, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were approximately $1.4 million and $2.9 million for the three months ended October 26, 2008 and October 28, 2007, respectively. Research and development expenses decreased in the third quarter of fiscal 2009 compared to the third quarter of fiscal 2008 primarily due to the reduction in work force events in July and September 2008, which reduced labor and compensation costs, as well as the cessation of semiconductor product development activities. For the nine months ended October 26, 2008 and October 28, 2007, research and development expenses were $7.6 million and $8.9 million, respectively. The decrease in research and development expenses during the first nine months of fiscal 2009 compared to the first nine months of fiscal 2008 was driven again by reduction in work force events in July and September 2008 and the cessation of semiconductor product development activities. We anticipate significantly reduced research and development expenses in the future.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $1.2 million and $2.0 million for the three months ended October 26, 2008 and October 28, 2007, respectively. Sales, general and administrative expenses decreased due the reduction in work force events in July and September 2008, which reduce labor and compensation costs. For the nine months ended October 26, 2008 and October 28, 2007, sales, general and administrative expenses were $4.5 million and $5.3 million, respectively. The decrease in sales, general and administrative expenses was driven again by the reduction in work force events in July and September 2008. We anticipate significantly reduced sales, general and administrative expenses in the future.

Restructuring Expenses

In September 2008, acting according to a plan approved by our board of directors, our executive management approved and communicated to our employees efforts to substantially reduce our operating activities and reduce our on-going expenditures by terminating employment for substantially all of our operational and engineering employees in all worldwide locations. Beginning September 19, 2008, management eliminated 52 positions in the Company, to reduce operating expenses and improve the Company’s cost structure. These actions are part of the Company’s strategy to create a more streamlined and effective business and cost structure. In conjunction with these restructuring activities, we recorded expenses of approximately $1.5 million, comprised of approximately $737 thousand of severance related costs, $12 thousand of contract termination expenses, and $767 thousand of asset impairment charges related to design automation software tools due to the cessation of semiconductor product development efforts.

Gain on Sale of Patents

There were no patent sales in the third quarter of fiscal 2009. In the first quarter of fiscal 2009, we completed the sale of 18 non-essential patents, which included our embedded DRAM patents, and a patent application to Faust Communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non-exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products. The patents sold in the first quarter of fiscal 2009 do not relate to products NeoMagic currently sells or plans to sell. There were no patent sales in the first nine months of fiscal 2008.

Stock Compensation

Stock compensation expense was $166 thousand and $437 thousand for the three months ended October 26, 2008 and October 28, 2007, respectively. For the first nine months of fiscal 2009 and fiscal 2008, stock compensation expense was $1.1 million and $1.4 million, respectively. Stock compensation expense recorded in cost of revenues, research and development expenses and selling, general and administrative expenses for the three and nine month periods reported represents the amortization of the fair value of share-based payments made to employees and members of our board of directors in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on the first day of fiscal 2007 (See Note 2). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.

Interest Income and Other

The Company earns interest on its cash, cash equivalents and short-term investments. Interest and other income was $69 thousand and $57 thousand for the three months ended October 26, 2008 and October 28, 2007, respectively. For the first nine months of fiscal 2009 and fiscal 2008, interest and other income was $170 thousand and $462 thousand, respectively. The decrease is primarily due to lower average cash, cash equivalent and short-term investment balances and decreased interest rates.

Interest Expense

Interest expense was $7 thousand and $13 thousand for the three months ended October 26, 2008 and October 28, 2007, respectively. For the first nine months of fiscal 2009 and fiscal 2008, interest expense was $26 thousand and $54 thousand, respectively. Interest expense recorded in the first nine months of fiscal 2009 and fiscal 2008, represents interest on our capital lease obligations (See Note 8). The decreased interest expense is due to declining principal balances.

Loss on Marketable Equity Securities

In January 2006, the Company made a $200 thousand minority equity investment in Neonode, Inc. (“Neonode”), a then privately held mobile telephone company. In August 2007, effective upon the merger of Neonode with a subsidiary of SBE, Inc. (“SBE”), SBE changed its name to Neonode, Inc. and its common stock is now publicly traded on the Nasdaq Stock Exchange (“NEON”). Upon the merger of SBE and Neonode, the Company’s investment converted into approximately 127,000 shares of Neonode common stock. The investment is classified as an available for sale security and had a fair value of less than $1,000 on October 26, 2008 and $471 thousand on January 27, 2008. We have evaluated the fair value of the Neonode securities as of October 26, 2008, and consider the decline since the January 27, 2008 to be other than temporary, and accordingly, we have recorded impairment losses of $37 thousand and $191 thousand in the three and nine months ended October 26, 2008, respectively, in Other income (expense), net in the Statement of Operations. As of January 27, 2008, the fair value reflected a gross unrealized gain of $271 thousand.

Gain from Change in Fair Value of Warrant Liability

The Company recorded gains of $4 thousand and $15 thousand in the third quarters of fiscal 2009 and 2008, respectively, for the change in fair value on revaluation of its warrant liability associated with its warrants issued on December 6, 2006 (the “2006 Warrants”). For the first nine months of fiscal 2009 and fiscal 2008, the Company recorded gains $38 thousand and $758 thousand, respectively. The Company is required to revalue certain of the 2006 Warrants at the end of each reporting period and reflect in the statement of operations a gain or loss for the change in fair value of the warrant liability in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model (see Note 8). Following the warrant exchange in the second quarter of fiscal 2008, the number of 2006 Warrants subject to quarterly re-evaluation has decreased from warrants to purchase 1,250,000 shares to a warrant to purchase 50,000 shares, which significantly decreased the magnitude of the revaluation for the first nine months of fiscal 2009. A gain results principally from a decline in the Company’s share price during the period and a loss results principally from an increase in the Company’s share price.

Income Taxes

Income tax expense was $4 thousand and $7 thousand for the three months ended October 26, 2008 and October 28, 2007, respectively. For the first nine months of fiscal 2009, income tax expense was $27 thousand and the Company recorded an income tax benefit of $444 thousand for the similar period of fiscal 2008. We recorded tax provisions of $4 thousand and $27 thousand, notwithstanding incurring losses before income taxes of $5.0 million and $7.3 million, respectively, in the three and nine months ended October 26, 2008, respectively, primarily due to foreign income taxes. We did not record a provision for domestic income taxes in the first nine months of fiscal 2009, as we anticipate an operating loss for the fiscal year. We recorded a tax benefit of $444 thousand on a loss before income taxes of $12.7 million in the nine months ended October 28, 2007 that consisted primarily of foreign income taxes and a reduction in income tax payable of $481 thousand for the settlement of an income tax assessment by the State of Texas.

Liquidity and Capital Resources

At October 26, 2008, the Company had $119 thousand in cash and cash equivalents and short-term investments, and $142 thousand in accounts receivable as compared to $1.5 million of cash, cash equivalents and short-term investments and $0.5 million in accounts receivable at January 27, 2008. The Company believes that this level of cash, cash equivalents and accounts receivable is not sufficient to maintain continuing operations at current levels. Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The audit report of our independent registered public accounting firm with respect to our fiscal year ended January 27, 2008, was modified by adding an explanatory paragraph for a “going concern”. The Company has been unable to raise additional capital to fund operating activities and has ceased efforts to do so. The adequacy of the Company’s resources will depend largely on its ability to achieve positive operating cash flows principally through reductions in expenditures. If the Company is unable to reduce operating expenditures to levels sufficiently below its recurring revenues, it expects to take all appropriate actions to maximize the value of the Company. The Company is in the process of taking actions to achieve further reductions in its operating expenses. The Company also believes that it can take actions to generate cash by selling or licensing intellectual property.

Cash and cash equivalents used in operating activities was $10.6 million and $13.6 million for the nine months ended October 26, 2008 and October 28, 2007, respectively. The net cash used in operating activities for the nine months ended October 26, 2008 was primarily due to net losses of $7.3 million reduced by the non-operating gain on the sale of patents of $9.5 million, which were partially offset by non-cash charges for inventory write-downs of $3.4 million, stock-based compensation expenses of $1.1 million and depreciation expenses of $0.8 million. Reductions in working capital assets and liabilities generated $0.7 million of cash inflows from operating activities, comprised principally of a decrease in accounts receivable of $0.4 million, a decrease in other current assets of $0.4 million, an increase in compensation and related benefits accruals of $0.1 million, partially offset by a reduction in income taxes payable of $0.3 million. The cash used in operating activities for the nine months ended October 28, 2007 was primarily due to the net loss of $12.3 million, the change in fair value on revaluation of warrant liability of $0.8 million, and the reversal of the provision for a tax liability of $0.5 million, partially offset by non-cash stock-based compensation of $1.4 million and depreciation of $0.9 million. Requirements for working capital assets and liabilities drove cash usage in operations of approximately $2.3 million, comprised principally of an increase in inventory of $3.0 million and an increase in accounts receivable of $0.2 million, partially offset by an increase in other accruals of $0.4 million, an increase in compensation and related benefit accruals of $0.3 million and an increase in accounts payable of $0.2 million.

Net cash provided by investing activities for the nine months ended October 26, 2008 was $9.9 million, compared to $0.6 million of net cash used in investing activities for the nine months ended October 28, 2007. The net cash provided by investing activities for the nine months ended October 26, 2008 was primarily due to the net proceeds from the sale of patents of $9.5 million and the maturities of short-term investments of $3.5 million, partially offset by purchases of short-term investments of $3.0 million. The net cash used in investing activities for the nine months ended October 28, 2007 was primarily due to net purchases of short-term investments of $0.5 million and purchases of property and equipment of $0.1 million.

Net cash used in financing activities was $ 0.2 million for the nine months ended October 26, 2008, compared to $ 0.5 million of net cash used in financing activities for the nine months ended October 28, 2007. The net cash used in financing activities for the nine months ended October 26, 2008 and October 28, 2007 was principally due to payments on capital lease obligations of $0.2 million and $0.8 million, respectively. These payments were partially offset by net proceeds from the issuance of common stock of $0.1 million and $0.3 million, for the nine months ended October 26, 2008 and October 28, 2007, respectively.

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

Contractual Obligations

The following summarizes the Company’s contractual obligations at October 26, 2008, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands):

	Fiscal Year
	2009	2010	2011	Thereafter	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$496	$893	$229	$—	$1,618
Capital leases	88	354	—	—	442
Design tool software licenses	285	285	—	—	570
Non-cancelable purchase orders	28	—	—	—	28

Total contractual cash obligations	$897	$1,532	$229	$—	$2,658

On September 30, 2008, we received notice from our landlord for our facility lease that we would be in default of our lease if rent payment arrearages were not paid within five days of the date of notice. Such rent payment arrearages were not paid within five days of the date of notice and are not paid as of the date of this filing. Therefore, we are in default of our headquarter facility lease agreement. Upon a default of the lease, our landlord has the right to proceed against us for, among other things, late fees, unpaid rent, attorney’s fees and costs and possession of the premises. In addition, our landlord has the right to apply our security deposit of $176,500 to any rent or other amounts owed to the landlord. Upon such application of the security deposit, we are required to deposit with the landlord an amount sufficient to restore the security deposit to its original amount and our failure to timely restore the security deposit shall constitute a material breach of the lease. We are currently in settlement negotiations with the landlord, but cannot provide assurance as to whether a settlement agreement can be reached on acceptable terms, or at all.

Capital lease obligations

In January 2009, the Company settled in full its outstanding obligation under capital leases for a cash payment of $25,000.

Design tool software licenses

We have commitments under time-based subscription licenses for design tool software of $285,000 for the remaining three months of fiscal 2009 and $285,000 in fiscal 2010. We are currently in settlement negotiations with our design tool software vendor, but cannot provide assurance as to whether a settlement agreement can be reached on acceptable terms, or at all.

Off-Balance Sheet Arrangements

As of October 26, 2008, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

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

Changes in Internal Controls

During the third quarter of fiscal 2009, there were no changes in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

We Need Additional Capital and We Have Substantially Reduced our Operating Activities

At October 26, 2008, we had $119 thousand in cash and cash equivalents and $142 thousand in accounts receivable. We believe that this level of cash, cash equivalents and accounts receivable is not sufficient to maintain continuing operations at current levels. We have been unable to raise additional capital to fund operating activities and have ceased efforts to do so. The adequacy of our resources will depend largely on our ability to achieve positive operating cash flows principally through reductions in expenditures. These uncertainties raise substantial doubt about our ability to continue as a going concern. If we are unable to reduce our operating expenditures to levels sufficiently below our recurring revenues, we expect to take all appropriate actions to maximize the value of the Company. We are in the process of taking actions to achieve further reductions in our operating expenses. We also believe that we can take actions to generate cash by selling or licensing intellectual property.

We are not generating sufficient cash from the sale of our products to support our operations and have been incurring significant losses. We have been funding our operations primarily with the cash proceeds raised through the sale of certain patents in February 2008. We expect to incur additional losses and may have negative operating cash flows through the end of our fiscal year in January 2009 and beyond. During the nine months ended October 26, 2008, we raised approximately $9.5 million through the sale of certain patents. Unless we are able to decrease expenses substantially, we will not have sufficient cash to support our operations and may be forced to file for bankruptcy. We have taken steps to restructure our operations and reduce our monthly operational cash expenditures.

There is no assurance that we will be successful in reducing our operating expenses, generating sufficient cash flows from operations or obtaining sufficient funding from any source on acceptable terms, if at all. If we are unable to generate sufficient cash flows from our operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment. The report of our independent registered public accounting firm, in respect of our 2008 fiscal year, includes an explanatory going concern paragraph regarding substantial doubt as to our ability to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations.

On September 24, 2008, we announced a cessation of our efforts to raise additional capital. As a result, we proceeded with efforts to substantially reduce our operating activities and reduce our on-going expenditures by terminating employment for substantially all of our operational and engineering employees in all worldwide locations. Beginning September 19, 2008, management, acting based upon a plan approved by our Board of Directors, eliminated 52 positions in the Company. On September 23, 2008, the remaining independent directors of the Company, Brett Moyer, Carl Stork and David Tomasello, notified the Company that they were resigning as directors of NeoMagic Corporation, effective September 23, 2008. We have initiated efforts for the orderly reduction of our operations, including the fulfillment of our outstanding sales and other contracts, headcount reductions, securing continuing support for its existing customers, seeking purchasers for our intellectual property and tangible assets and providing for outstanding and anticipated liabilities. We anticipate that our operations will consist primarily of supporting sales orders from our existing customers, collecting the resulting receivables from such sales orders, collecting proceeds from assets sold, satisfying obligations, and administration of the corporation.

We Have a Limited Customer Base

In each of the last three fiscal years, three customers have accounted for over two-thirds of our product revenue. In the first nine months of fiscal 2009, one customer accounted for 86% of product revenue. In fiscal 2008, the top three customers accounted for 50%, 20%, and 14%, respectively, of product revenue. In addition, one licensee accounted for 100% of our licensing revenue in fiscal 2006. There has been no licensing revenue in fiscal 2009 to date, nor in 2008 and 2007. We expect that a small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future. Furthermore, the majority of our sales were made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

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

We Have Been Delisted from The Nasdaq Stock Market

On October 6, 2008, we announced that we received a Nasdaq Staff Determination letter indicating that we did not comply with the minimum shareholders’ equity, market value of listed securities or net income requirements for continued listing set forth in Marketplace Rule 4310(c)(3), and that our common stock was therefore, subject to delisting from The Nasdaq Capital Market. We did not seek to challenge the Staff determination and delisting since we would be unable to comply with these requirements in the near term. As a result, our common stock was delisted from The Nasdaq Capital Market and trading of our common stock on The Nasdaq Capital Market was suspended at the opening of business on October 15, 2008. Trading in our common stock is now conducted through the over-the-counter market or on the Electronic Bulletin Board of the National Association of Securities Dealers, Inc. There is no guarantee that an active trading market for our common stock will be maintained on any exchange. You may not be able to sell your shares of our stock quickly, at the market price or at all, if trading in our stock is not active.

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

In connection with management’s evaluation of our internal control over financial reporting as of July 29, 2007, management identified control deficiencies that constituted a material weakness. Our management concluded that we did not maintain effective controls over our revenue recognition processes. These control deficiencies resulted in our recording of a material adjustment to the financial statements for the second quarter of fiscal 2008 before their issuance. As a result of the material weakness, our management concluded that our internal control over financial reporting was not effective as of July 29, 2007 and October 28, 2007. The material weakness was remediated as of January 27, 2008 and management concluded that its internal control over financial reporting was effective as of January 27, 2008 and October 26, 2008.

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

We May Encounter Inventory Excess or Shortage

To have product inventory to meet potential customer purchase orders, we place purchase orders for semiconductor wafers from our manufacturer in advance of having firm purchase orders from our customers. We had binding orders for wafers totaling approximately $28 thousand outstanding as of October 26, 2008. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in an inventory write-down affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time to time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just-in-time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We have in fact incurred such charges in fiscal 2009 of $3.4 million, in fiscal 2008 of $0.4 million, in fiscal 2007 of $12 thousand and in fiscal 2006 of $0.2 million. Significant write-downs for excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

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

Uncertainty Regarding Future Licensing Revenue and Gain on Sale of Patents

In the third quarter of fiscal 2006, we collected gross licensing revenue of $8.5 million ($5.6 million net of commissions and expenses) from the nonexclusive licensing of all of our patents to Sony Corporation of Tokyo, Japan. In February 2008, we sold 18 patents and one patent application to Faust Communications, LLC for net proceeds of $9.5 million. In June 2006, we sold 4 patents to Samsung Electronics Co. Ltd. for net proceeds of $1.0 million. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our newer MiMagic and NeoMobileTV products. We cannot assure you that we will be able to generate any future licensing revenue or gains on sales of patents from our remaining 15 patents as of October 26, 2008, or from any future patents that we will own or have the right to license. The licensing agreement with Sony may be the only licensing agreement that we ever complete and the patent sales noted above may be the only patent sales we complete. Furthermore, if we should in the future complete an agreement to license or sell our patents, we cannot assure you that the proceeds we receive from such transaction will be as significant as the proceeds we received from Sony and Faust.

We Depend on Qualified Personnel

Our future success depends in part on the continued service of our key engineering, sales, marketing, manufacturing, finance and executive personnel, and our ability to identify, hire and retain additional personnel to serve potential customers in our targeted markets. There is strong competition for qualified personnel in the semiconductor industry, and we cannot assure you that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. We have experienced the loss of personnel both through headcount reductions and attrition. In the past two years we have lost some of our executive management, including Jeffery Blanc (Vice President, Worldwide Sales). Pierre-Yves Couteau (Vice President of Marketing), Deepraj Puar (Vice President of Operations, and Scott Sullinger (CFO). Steve Berry joined NeoMagic on August 6, 2007 as CFO. Mr. Berry left the Company in January 2009.

All our executive officers are employees “at will”. We have employment contracts with Douglas R. Young, our chief executive officer, and Syed Zaidi, our chief operating officer, and until his departure in January 2009 with Steve Berry, our chief financial officer. Until their departure in September 2008, we had employment contracts with Deepraj Puar, our vice president of operations, and Pierre-Yves Couteau, our vice president of marketing. The employment contracts allow us to terminate their employment at any time but require us to make severance payments depending upon the circumstances surrounding termination of employment. We do not maintain key person insurance on any of our personnel. If we are not able to retain key personnel, if our headcount is not appropriate for our future direction, or if we fail to recruit key personnel critical to our future direction in a timely manner, this may have a material adverse effect on our business, financial condition and results of operations.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of October 26, 2008, we had been issued and held 15 patents. These issued patents are scheduled to expire between 2014 and 2025. In February 2008 we sold 18 patents and one patent application to Faust Communications, LLC for net proceeds of $9.5 million. In June 2006, we sold 4 patents to Samsung Electronics Co. Ltd. for net proceeds of $1.0 million. In April 2005, we sold 58 patents to Faust Communications, LLC for net proceeds of $3.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our newer MiMagic and NeoMobileTV products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 96%, 77% and 60% of our product revenue for fiscal 2008, 2007 and 2006, respectively, and 99% and 95% of our product revenue for the nine months ended October 26, 2008 and October 29, 2007, respectively. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our foreign sales. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Our Stock Price May Be Volatile

The market price of our Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. For example, during fiscal 2009, the highest closing sales price per share was $1.68 and the lowest was less than $0.01. During fiscal 2008, the highest closing sales price was $4.52 and the lowest was $1.68 per share. During fiscal 2007, the highest closing sales price was $7.95 per share and the lowest was $2.46 per share. During fiscal 2006, the highest closing sales price was $10.23 per share and the lowest was $1.80 per share. The market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of our Common Stock could be subject to significant fluctuations in response to various factors, including sales of our common stock, quarter-to-quarter variations in our anticipated or actual operating results, announcements of new products, technological innovations or setbacks by us or our competitors, general conditions in the semiconductor industry, unanticipated shifts in the markets for mobile phones and other handheld devices or changes in industry standards, losses of key customers, litigation commencement or developments, the impact of our financing activities, including dilution to shareholders, changes in or the failure by us to meet estimates of our performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. In future quarters, our operating results may be below the expectations of public market analysts or investors.

Item 6.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1(8)	Amended and Restated Certificate of Incorporation.

3.2(14)	Bylaws, as amended through April 6, 2007.

4.1(4)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2(6)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3(15)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.

4.4(5)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5(5)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.6(5)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.7(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.8(5)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.9(9)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.10(9)	Warrant to Registration Rights Agreement dated December 13, 2005.

4.11(13)	Form of Warrant originally issued December 6, 2006.

4.12(16)	Form of Amendment to Warrant, dated July 27, 2007.

10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6(10)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7(19)	2003 Stock Option Plan, as amended July 12, 2007.

10.8(3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9(6)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10(6)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11(6)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12(7)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13(8)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14(9)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15(10)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

10.16(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.

10.17(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.

10.18(19)	2006 Employee Stock Purchase Plan, as amended July 12, 2007.

10.19(12)	Form of Bonus Agreement.

10.20(12)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

10.21(13)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.

10.22(19)	Employment Agreement dated June 7, 2007 between NeoMagic Corporation and Steven P. Berry.

10.23(17)	Description of oral consulting agreement with Steven P. Berry.

10.24(18)	Description of oral bonus agreement.

10.25(20)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Syed Zaidi.

10.26(20)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Deepraj Puar.

10.27(20)	Patent Purchase Agreement with an effective date of January 17, 2008 by and between the Company, NeoMagic Israel Ltd. and Faust Communications Holdings, LLC.

10.28(21)	Employment Agreement dated June 11, 2008 between NeoMagic Corporation and Pierre-Yves Couteau

10.29(21)	Sublease Agreement dated July 21, 2008 between NeoMagic Corporation and Sea Micro, Inc.

Number	Description
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the period ended October 26, 1997.

(3)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed December 23, 2002.

(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 23, 2002.

(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 20, 2004.

(6)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed August 23, 2004.

(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 31, 2005.

(8)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.

(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.

(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 19, 2006.

(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 4, 2006.

(12)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 30, 2006.

(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.

(14)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.

(15)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed April 12, 2007.

(16)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.

(17)	Incorporated by reference to the Company’s Form 8-K filed June 13, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed June 15, 2007.

(19)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 29, 2007.

(20)	Incorporated by reference to the Company’s Form 10-K for the year ended January 27, 2008

(21)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 27, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ Douglas R. Young
Douglas R. Young
President, Finance and Chief Financial Officer (Acting)
(Authorized Officer and (Acting) Principal Financial Officer)

March 19, 2009

INDEX TO EXHIBITS

Number	Description
3.1(8)	Amended and Restated Certificate of Incorporation.

3.2(14)	Bylaws, as amended through April 6, 2007.

4.1(4)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2(6)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3(15)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.

4.4(5)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5(5)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.6(5)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.7(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.8(5)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.9(9)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.10(9)	Warrant to Registration Rights Agreement dated December 13, 2005.

4.11(13)	Form of Warrant originally issued December 6, 2006.

4.12(16)	Form of Amendment to Warrant, dated July 27, 2007.

10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6(10)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7(19)	2003 Stock Option Plan, as amended July 12, 2007.

10.8(3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9(6)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10(6)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

10.11(6)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12(7)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13(8)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14(9)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15(10)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

10.16(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.

10.17(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.

10.18(19)	2006 Employee Stock Purchase Plan, as amended July 12, 2007.

10.19(12)	Form of Bonus Agreement.

10.20(12)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

10.21(13)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.

10.22(19)	Employment Agreement dated June 7, 2007 between NeoMagic Corporation and Steven P. Berry.

10.23(17)	Description of oral consulting agreement with Steven P. Berry.

10.24(18)	Description of oral bonus agreement.

10.25(20)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Syed Zaidi.

10.26(20)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Deepraj Puar.

Number	Description
10.27(20)	Patent Purchase Agreement with an effective date of January 17, 2008 by and between the Company, NeoMagic Israel Ltd. and Faust Communications Holdings, LLC.

10.28(21)	Employment Agreement dated June 11, 2008 between NeoMagic Corporation and Pierre-Yves Couteau

10.29(21)	Sublease Agreement dated July 21, 2008 between NeoMagic Corporation and Sea Micro, Inc.

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the period ended October 26, 1997.

(3)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed December 23, 2002.

(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 23, 2002.

(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 20, 2004.

(6)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed August 23, 2004.

(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 31, 2005.

(8)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.

(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.

(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 19, 2006.

(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 4, 2006.

(12)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 30, 2006.

(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.

(14)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.

(15)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed April 12, 2007.

(16)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.

(17)	Incorporated by reference to the Company’s Form 8-K filed June 13, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed June 15, 2007.

(19)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 29, 2007.

(20)	Incorporated by reference to the Company’s Form 10-K for the year ended January 27, 2008.

(21)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 27, 2008.