Form 10-K
period 2009-01-25
NEOMAGIC CORP
filed 2009-05-11
CIK 1030485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 25, 2009,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-22009

NEOMAGIC CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0344424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

780 Montague Expressway, #504 San Jose, California	95131
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 428-9725
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	Nasdaq Capital Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐    No  ☒
The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $3,159,000 as of July 27, 2008 based upon the closing price on the Nasdaq Market reported for such date, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, we have excluded stock held by directors, executive officers and greater than 5% shareholders. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purposes.
The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at April 24, 2009 was 12,570,914.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement related to the 2009 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission after the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NeoMagic Corporation
FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 25, 2009

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

Due to the deteriorating financial markets during fiscal year 2009 and the company’s inability to raise additional cash, in September 2008, the Board of Directors and Management of NeoMagic decided to significantly reduce our operations and cost structure. Restructuring charges are reflected in our 3rd Fiscal Quarter 10Q. The company has halted the development of new silicon and is currently focusing on completed device designs which may or may not use our current inventory of chips.  We continue to deliver semiconductor chips (primarily from our MiMagic 3 product line), software and device designs to enable new, multimedia handheld devices. Our solutions offer low power consumption, small form-factor and high performance processing. As part of our complete system solution, we deliver a suite of middleware and sample applications for imaging, video and audio functionality, and we provide multiple operating system ports with customized drivers for our products. Our product portfolio includes semiconductor solutions known as Applications Processors. Our Applications Processors are sold under the “MiMagic” brand name with a focus on enabling high performance multimedia within a low power consumption environment. In mobile phones, our Applications Processors are designed to work side-by-side with baseband processors that are used for communications functionality. Target customers for our products include manufacturers of mobile phones and other handheld devices.

We believe multimedia handheld devices will continue to feature increased functionality including: advanced camera applications, highly compressed video using H.264 video standards, 3D graphics for gaming, and high quality audio. Our strategy is to become a leading provider of multimedia system solutions by:

•	Providing high-performance, power-efficient handheld systems.

•	Continuing to build relationships with leading component, software and solutions providers to offer our customers complete systems.

•	Focusing our sales efforts on several points in the sales channel including: original design manufacturers, design firms, contract manufacturers, and original equipment manufacturers.

In the past, we provided graphics processor semiconductors to top notebook computer manufacturers. In April 2000, we began to exit the graphics processor market. However, the majority of our historical net sales through the end of fiscal 2002 continued to come from these products. We do not expect to have revenue related to these products in the future. We believe that we were one of the first companies to adopt large amounts of on-chip memory for commercial applications. Many industry sources consider our graphics processors to be the semiconductor industry’s first commercially successful embedded DRAM products. Currently, embedded DRAM technology is used broadly in many applications. On February 15, 2008, we completed the sale of selected patents, which included our embedded DRAM patents, and a patent application to Faust Communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non-exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products

Products

Product revenue was $2.0 million and $2.1 million in fiscal 2009 and 2008, respectively, representing 100% of total revenue in fiscal 2009 and in 2008.

MiMagic Products:

Our primary product line is the MiMagic Applications Processor family. The MiMagic family of Applications Processors incorporates an ARM processor and a multimedia engine for 3D graphics, still images, audio, video and other multimedia capabilities. We introduced the first member of the MiMagic Applications Processor family in July 2001. We have since phased out production of the MiMagic 1 and MiMagic 2 Applications Processors. Currently, the MiMagic 3 Applications Processor and the MiMagic 6+ Applications Processor are in production.

Due to the support complexity of the NeoMobile TV product along with NeoMagic’s significantly reduced staff, the NeoMobile TV chip is not in production.

Research and Development

Our Research and Development for system products has been reduced to three internal employees in combination with external Contractors. Our development of chip products has been terminated.

Third Party Manufacturing

We have a relationship with one foundry, Taiwan Semiconductor Manufacturing Corporation, to produce semiconductor wafers for our current products. We do not have a long-term agreement with this foundry. We depend on our wafer supplier to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable cost and quality at acceptable manufacturing yields, and to deliver those products to us on a timely basis. Since, in our experience, the lead time needed to establish a relationship with a new wafer fabrication partner is at least 12 months, and the estimated time for a foundry to switch to a new product line ranges from four to nine months, we may have no readily available alternative source of supply for specific products. In addition to time constraints, switching foundries would require a diversion of engineering manpower and financial resources to redesign our products so that the new foundry could manufacture them. We cannot assure you that we can redesign our products to be manufactured by a new foundry in a timely manner, nor can we assure you that we will not infringe on the intellectual property of our current wafer manufacturer when we redesign our products for a new foundry. In addition, due to the reduction of our engineering staff, it is unlikely that we could develop an alternative design. A manufacturing disruption experienced by our manufacturing partner would have a material adverse effect on our business, financial condition and results of operations.

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

We believe that the principal factors of competition in this market are processing performance, price, features, power consumption, size and customer support. Our ability to compete successfully in the applications processor and multimedia co-processor market depends on a number of factors including, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ramp of production of our products, customer demand and acceptance of more sophisticated multimedia functionality on handheld devices, end-user acceptance of our customers’ products, market acceptance of competitors’ products and general economic conditions. Our ability to compete will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends.

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

Intellectual Property

We rely in part on patents to protect our intellectual property. As of January 25, 2009, we had 15 issued patents. These issued patents are scheduled to expire between June 2014 and February 2025. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection or competitive advantages, that they will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

Since April 2002, we have been working with The Consortium for Technology Licensing Ltd. to explore opportunities to license or sell some of our patents. On February 15, 2008, we completed the sale of selected patents, which included our embedded DRAM patents, and a patent application to Faust communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products. We may decide to license or sell certain additional patents in the future. There was no licensing revenue in fiscal 2009, and fiscal 2008.

Long-Lived Assets

The Company has no remaining long-lived assets.

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

Employees

As of January 25, 2009, we employed a total of 5 full-time employees. For research and development and applications engineering the Company will utilize outside consultants. We also employ, from time to time, a number of temporary and part-time employees as well as consultants on a contract basis. Our employees are not represented by a collective bargaining organization.

Management

Executive Officers

The executive officers of the Company as of April 24, 2009 are as follows:

NAME	AGE	POSITION
Douglas R. Young	63	President, Chief Executive Officer, (Acting) Chief Financial Officer, and Director
Syed Zaidi	50	Chief Operating Officer and Director

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

You may obtain a free copy of our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports on the day of filing with the SEC on our website on the World Wide Web at http://www.neomagic.com, by calling us at our corporate offices at (408) 428-9725 or by sending an e-mail message to ir@neomagic.com.

Item 1A.	RISK FACTORS

The factors discussed below are cautionary statements that identify important risk factors that could cause actual results to differ materially from those anticipated in the forward-looking statements in this Annual Report on Form 10-K. If any of the following risks actually occurs, our business, financial condition and results of operations would suffer. In this case, the trading price of our common stock could decline and investors might lose all or part of their investment in our common stock.

We Need Additional Capital and We Have Substantially Reduced our Operating Activities

At January 25, 2009, we had $183 thousand in cash and cash equivalents and $41 thousand in accounts receivable. We believe that this level of cash, cash equivalents and accounts receivable is not sufficient to maintain continuing operations at current levels. We have been unable to raise additional capital to fund operating activities and have ceased efforts to do so. The adequacy of our resources will depend largely on our ability to achieve positive operating cash flows principally through reductions in expenditures. These uncertainties raise substantial doubt about our ability to continue as a going concern. We are in the process of taking actions to achieve further reductions in our operating expenses. We also believe that we can take actions to generate cash by selling or licensing intellectual property.

We are not generating sufficient cash from the sale of our products to support our operations and have been incurring significant losses. We have been funding our operations primarily with the cash proceeds raised through the sale of certain patents in February 2008. We expect to incur additional losses and may have negative operating cash flows through the end of our first fiscal quarter in April 2009 and beyond. During the fiscal year ended January 25, 2009, we raised approximately $9.5 million through the sale of certain patents. Unless we are able to decrease expenses substantially, we will not have sufficient cash to support our operations and may be forced to file for bankruptcy. We have taken steps to restructure our operations and reduce our monthly operational cash expenditures.

There is no assurance that we will be successful in reducing our operating expenses, generating sufficient cash flows from operations or obtaining sufficient funding from any source on acceptable terms, if at all. If we are unable to generate sufficient cash flows from our operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment. The report of our independent registered public accounting firm, in respect of our 2009 fiscal year, includes an explanatory going concern paragraph regarding substantial doubt as to our ability to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations.

On September 24, 2008, we announced a cessation of our efforts to raise additional capital. As a result, we proceeded with efforts to substantially reduce our operating activities and reduce our on-going expenditures by terminating employment for substantially all of our operational and engineering employees in all worldwide locations. Beginning September 19, 2008, management, acting based upon a plan approved by our Board of Directors, eliminated 52 positions in the Company. On September 23, 2008, the remaining independent directors of the Company, Brett Moyer, Carl Stork and David Tomasello, notified the Company that they were resigning as directors of NeoMagic Corporation, effective September 23, 2008. We initiated efforts for the orderly reduction of our operations, including the fulfillment of our outstanding sales and other contracts, headcount reductions, securing continuing support for its existing customers, seeking purchasers for our intellectual property and tangible assets and providing for outstanding and anticipated liabilities. We anticipate that our operations will consist primarily of supporting sales orders from our existing customers, collecting the resulting receivables from such sales orders, collecting proceeds from assets sold, satisfying obligations, and administration of the corporation.

We Have a Limited Customer Base

In each of the last two fiscal years, three customers have accounted for over two-thirds of our product revenue. In fiscal 2009, one customer accounted for 86% of product revenue. In fiscal 2008, the top three customers accounted for 50%, 20%, and 14%, respectively, of product revenue.  There was no licensing revenue in fiscal 2009 and fiscal 2008. We expect that a small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future. Furthermore, the majority of our sales were made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

We May Lose Our Customer Base

Our products are designed to afford handheld device manufacturer significant advantages with respect to product performance, power consumption and product size. To the extent that other future developments in components or subassemblies incorporate one or more of the advantages offered by our products, the market demand for our products may be negatively impacted.

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

Effective on January 9, 2009 the Company’s Chief Financial Officer, Steven Berry, resigned.  No replacement has been hired and the Chief Executive Office also holds the position of (Acting) Chief Financial Officer.   In addition, the Company has significantly reduced its financial accounting staff which could decrease the effectiveness of its internal control over financial reporting.

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

We May Encounter Inventory Excess or Shortage

To have product inventory to meet potential customer purchase orders, we place purchase orders for semiconductor wafers from our manufacturer in advance of having firm purchase orders from our customers.  If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in an inventory write-down affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time to time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just-in-time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We have in fact incurred such charges in fiscal 2009 of $3.6 million and in fiscal 2008 of $0.4 million. Significant write-downs for excess inventory have had and could continue to have a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

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

Uncertainty Regarding Future Licensing Revenue and Gain on Sale of Patents

The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our newer MiMagic and NeoMobileTV products. We cannot assure you that we will be able to generate any future licensing revenue or gains on sales of patents from our remaining 15 patents as January 25, 2009, or from any future patents that we will own or have the right to license. The licensing agreement with Sony may be the only licensing agreement that we ever complete and the patent sales noted above may be the only patent sales we complete. Furthermore, if we should in the future complete an agreement to license or sell our patents, we cannot assure you that the proceeds we receive from such transaction will be as significant as the proceeds we received from Sony and Faust.

We Depend on Qualified Personnel

Our future success depends in part on the continued service of our key engineering, sales, marketing, manufacturing, finance and executive personnel, and our ability to identify, hire and retain additional personnel to serve potential customers in our targeted markets. There is strong competition for qualified personnel in the semiconductor industry, and we cannot assure you that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. We have experienced the loss of personnel both through headcount reductions and attrition. In the past two years we have lost some of our executive management, including Jeffery Blanc (Vice President, Worldwide Sales), Pierre-Yves Couteau (Vice President of Marketing), Deepraj Puar (Vice President of Operations), and Scott Sullinger (CFO). Steve Berry joined NeoMagic on August 6, 2007 as CFO. Mr. Berry left the Company in January 2009.

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

In addition, our future success will depend in part on our ability to identify and retain qualified individuals to serve on our board of directors. We believe that maintaining a board of directors comprised of qualified members is critical given the current status of our business and operations. Moreover, SEC and Nasdaq Capital Market rules require that three independent board members serve on our audit committee. Any inability on our part to identify and retain qualified board members could have a material adverse effect on our business and we have been delist from the Nasdaq Capital Market. Our stock currently is trading on the Bulleting Board “pink sheet”.

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

We have many other risks due to our dependence on a third-party manufacturer, including: reduced control over delivery schedules, quality, manufacturing yields and cost, the potential lack of adequate capacity during periods of excess demand, limited warranties on wafers supplied to us, and potential misappropriation of our intellectual property. We are dependent on our manufacturing partner to produce wafers with acceptable quality and manufacturing yields, to deliver those wafers on a timely basis to our third party assembly subcontractors and to allocate a portion of their manufacturing capacity sufficient to meet our needs. Although our products are designed using the process design rules of the particular manufacturer, we cannot assure you that our manufacturing partner will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. Additionally, we cannot assure you that our manufacturing partner will continue to devote adequate resources to produce our products or continue to advance the process design technologies on which the manufacturing of our products are based.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of January 25, 2009, we had been issued and held 15 patents. These issued patents are scheduled to expire between 2014 and 2025. In February 2008 we sold 18 patents and one patent application to Faust Communications, LLC for net proceeds of $9.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our newer MiMagic and NeoMobileTV products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 99%, and 96% of our product revenue for fiscal 2009 and 2008, respectively. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our foreign sales. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Our corporate headquarters, which is also our principal administrative, selling and marketing, customer service, applications engineering and product development facility, is located in San Jose, California and consists of approximately 1,500 square feet under a 1 year non-cancelable lease that will expire in January, 2010. Our facilities in India and Israel have been closed.

Item 3.	LEGAL PROCEEDINGS

On March 20, 2009, we were sued by  Silicon Valley CA-I, LLC for breach of lease on our former headquarters location at 3250 Jay Street, Santa Clara, California.  We are currently responding to the complaint and working to settle the suit but cannot provide assurance as to whether a settlement agreement can be reached on acceptable terms, or at all.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Bulletin Board “pink sheets” the symbol “NMGC”.

Quarterly Data

Fiscal 2009	1st	2nd	3rd	4th
Price range common stock:
Low	$0.88	$0.15	$0.01	$0.01
High	$1.68	$0.93	$0.41	$0.01

Fiscal 2008
Price range common stock:
Low	$3.08	$3.06	$3.45	$1.68
High	$4.52	$4.35	$4.26	$3.45

We had 191 stockholders of record as of April 24, 2009. We have not paid any dividends on our common stock.

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

The following graph compares the cumulative total stockholder return of the Company’s Common Stock with The Nasdaq Composite Index (U.S.) and The Nasdaq Electronic Components Index. The comparison assumes the investment of $100 on January 26, 2004. The comparisons in the graph are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company’s Common Stock.

Information as of January 25, 2009 regarding equity compensation plans is summarized in the following:

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans approved by stockholders	745,523	$5.00	1,350,265	(1)
Equity compensation plans not approved by stockholders	219,640	$11.58	0	(2)
Total	965,163	$6.11	1,350,265

(1)
Includes 1,198,566 shares available for future issuance under our 2003 Stock Option Plan, as amended, generally used for grants to officers and directors. Also includes 151,699 shares available under our 2006 Employee Stock Purchase Plan.

(2)
Shares available under our 1998 Nonstatutory Stock Option Plan are used for grants to employees other than officers and directors except as provided within the plan. The 1998 Plan expired in June 2008 and no additional shares may be issued from this plan.  For a description of the 1998 Plan, see Note 4 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K, which information is incorporated by reference into this Item 5 of Part II of this Form 10-K. This plan was not previously required to be approved by stockholders. Due to regulatory changes, going forward, all material changes to the plan require stockholder approval.

Item 6.	SELECTED FINANCIAL DATA

The following selected financial data is qualified in its entirety by and should be read in conjunction with the more detailed consolidated financial statements and related notes included elsewhere herein.

Five Year Summary

	Fiscal Years ended
	January 25, 2009	January 27, 2008	January 28, 2007	January 29, 2006	January 30, 2005
(in thousands, except per share data) Consolidated Statement of Operations Data:
Product revenue	$1,980	$2,083	$572	$862	$2,466
Licensing revenue	—	—	—	8,490	—
Total revenue	1,980	2,083	572	9,352	2,466
Cost of product revenue	4,755	1,666	524	884	3,195
Cost of licensing revenue	—	—	—	2,861	—
Impairment of certain acquired and licensed intangible assets	—	—	—	—	89
Total cost of revenue	4,755	1,666	524	3,745	3,284
Gross profit (loss)	(2,775)	417	48	5,607	(818)
Operating expenses:
Research and development	7,950	11,762	13,763	12,403	18,208
Sales, general and administrative	5,299	7,066	6,080	6,916	7,447
Gain on sale of patents, net	(9,500)	—	(1,044)	(3,481)	—
Restructuring Expense	1,936	—	—	—	—
Impairment of certain acquired and licensed intangible assets	—	—	—	—	1,437
Total operating expenses	5,685	18,828	18,799	15,838	27,092
Loss from operations	(8,460)	(18,411)	(18,751)	(10,231)	(27,910)
Interest income and other	174	469	915	724	415
Interest expense	(19)	(66)	(381)	(2,569)	(534)
Loss on marketable equity securities	(191)	—	—	—	—
Gain on debt forgiveness	396	—	—	—	—
Gains from change in fair value on revaluation of warrant liability	38	829	1,835	—	—
Loss before income taxes	(8,062)	(17,179)	(16,382)	(12,076)	(28,029)
Income tax provision (benefit)	(165)	(454)	137	(2,770)	196
Net loss	$(7,897)	$(16,725)	$(16,519)	$(9,306)	$(28,225)
Basic and diluted net loss per share (1)	$(0.62)	$(1.35)	$(1.65)	$(1.32)	$(4.33)
Weighted common shares outstanding for basic and diluted (1)	12,645	12,356	10,015	7,074	6,524

	2009	2008	2007	2006	2005
Consolidated Balance Sheet Data:
Cash and cash equivalents	$183	$964	$16,468	$26,695	$8,944
Short-term investments	—	500	4,014	—	16,082
Working capital	(3,320)	2,496	13,402	22,068	18,526
Total assets	535	7,613	24,090	30,494	30,714
Long-term obligations	—	428	803	773	5,074
Total stockholders’ equity (deficit)	(3,320)	3,547	14,677	24,114	17,960

(1)	See Note 1 and Note 2 of Notes to Consolidated Financial Statements.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

Due to the deteriorating financial markets during 2008 and the company’s inability to raise additional cash, in September 2008, the Board of Directors and Management of NeoMagic decided to significantly reduce our operations and cost structure. Restructuring charges are reflected in our 3rd Fiscal Quarter 10Q. The company has halted the development of new silicon and is currently focusing on final device designs which may or may not use our current inventory of chips.  We continue to deliver semiconductor chips (primarily from our MiMagic 3 product line), software and device designs to enable new, multimedia handheld devices. Our solutions offer low power consumption, small form-factor and high performance processing. As part of our complete system solution, we deliver a suite of middleware and sample applications for imaging, video and audio functionality, and we provide multiple operating system ports with customized drivers for our products. Our product portfolio includes semiconductor solutions known as Applications Processors. Our Applications Processors are sold under the “MiMagic” brand name with a focus on enabling high performance multimedia within a low power consumption environment. In mobile phones, our Applications Processors are designed to work side-by-side with baseband processors that are used for communications functionality. Target customers for our products include manufacturers of mobile phones and other handheld devices.

Since April 2002, we have been working with The Consortium for Technology Licensing, Ltd. to explore opportunities to license or sell our patents. During that time we have successfully licensed patents to one party and sold patents to three parties. On February 15, 2008, we completed the sale of selected patents, which included our embedded DRAM patents and a patent application, to Faust communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products.  We may decide to license or sell certain additional patents in the future. There was no licensing revenue in fiscal years 2009 and 2008. Gain on sale of patents was $9.5 million in fiscal 2009. There were no patent sales in fiscal 2008.

In the second quarter of fiscal 2008, we completed a warrant exchange offer pursuant to which the amended warrants would no longer be able to be exercised for cash. Since holders of the amended warrants cannot make or execute a cash exercise, we will not be required to register the shares issued upon exercise of the amended warrants under any circumstances. Accordingly, the amended warrants, which were initially recorded as a liability, are no longer classified as a liability under EITF 00-19 and have been reclassified as equity. A total of 96% of all outstanding 2006 Warrants were amended, representing 1,200,000 shares of the 1,250,000 shares subject to 2006 Warrants. One investor holding a warrant to purchase 50,000 shares chose not to participate. The warrant liability was $85 and $38,000 as of January 25, 2009 and January 27, 2008, respectively. The total gain on the change in fair value on revaluation of the warrant liability was $38 thousand and $0.8 million fiscal 2009 and fiscal 2008, respectively.

Our fiscal year ends on the last Sunday in January. Each of fiscal 2009 and 2008 consisted of 52 weeks and ended on January 25, 2009 and January 27, 2008, respectively.

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

We recognize revenue from non-distributor product sales when the products are shipped to the customer, title has transferred, and no obligations remain. In addition, we require the following criteria to be met before recognizing revenue: (i) execution of a written customer order, (ii) shipment of the product, (iii) fee is fixed or determinable, and (iv) collectability of the proceeds is probable. Our shipment terms are ex-works shipping point.

For products shipped to distributors, we defer recognition of product revenue until the distributors sell our products to their customers. On occasion, however, we may sell products with “end of life” status to our distributors under special arrangements without any price protection or return privileges. In these situations, we recognize revenue upon transfer of title, typically upon shipment.

At the end of each accounting period, we determine certain factors, including sales returns and allowances that could affect the amount of revenue recorded for the period. sales returns provisions include considerations for known but unprocessed sales returns and estimates for unknown returns based on our historical experiences.

We recognize non-refundable fees for licensing our patents in the period when all of the following conditions are met: (i) we enter into a licensing agreement with a licensee that has been executed by both parties, (ii) delivery has occurred and we have no further obligations regarding the licensing agreement, (iii) the fee is fixed and determinable, and (iv) collectability of the proceeds is probable.

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

In Fiscal Year 2009 we wrote down our entire remaining inventory of MiMagic 6+, MiMagic 8, and NMTV due to the significant downsizing of our sales, marketing and engineering which makes it improbable that these inventories can be sold as part of any future products.

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

We have also provided accruals for certain tax liabilities based on our estimate of whether, and the extent to which, additional taxes will be due. If payment of these amounts ultimately proves to be unnecessary, or less than currently assessed, the resulting reversal of such accruals would result in tax benefits being recorded in the period when the accruals are no longer deemed necessary. Conversely, if our estimate of tax liabilities is less than the amount ultimately assessed, further charges would result.

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

Results of Operations

Product Revenue

Product revenue was $2.0 million and $2.1 million, in fiscal 2009 and 2008, respectively. The decrease in product revenue in fiscal 2009 compared to fiscal 2008 is primarily due to increased sales of our MiMagic 6+ application processors used in mobile phone and mobile television applications.  We expect that the percentage of our net sales represented by any one product or type of product may change significantly from period to period when new products are introduced and existing products reach the end of their product life cycles.

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign manufacturers that sell to United States-based OEMs) accounted for 99% and 96%, of product revenue in fiscal 2009 and 2008, respectively. During fiscal 2009, 86% of our revenue resulted in the sale of our MiMagic 3 application processor to Flextronics (formerly Solectron) for production in Singapore for use in an automated toll-collection system.  During fiscal 2008, 50% of our revenue resulted from the sale of our MiMagic 6+ to Neonode in Sweden for use in mobile phones. Also in fiscal 2008, 20% of our revenue resulted from the sale of our MiMagic 3 application processor to Flextronics (formerly Solectron) for production in Singapore for use in an automated toll-collection system. We expect that export sales will continue to represent a significant portion of product revenue. All sales transactions were denominated in United States dollars. The following is a summary of our product revenue by major geographic area based on the invoicing location of each customer:

Year Ended	January 25, 2009	January 27, 2008
Sweden	0%	50%
Korea	12%	20%
Singapore	84%	20%
United States	1%	4%
Japan	0%	3%
Hong Kong	3%	1%
England	0%	1%
Malaysia	0%	1%
Taiwan	0%	0%

The following customers accounted for more than 10% of product revenue:

Year Ended	January 25, 2009	January 27, 2008
Neonode AB.	* %	50%
Flextronics Manufacturing	86%	20%
Sejin Electron Inc.	0%	14%
Edom Technology Co.**	*	*	%
Premier Components Distribution**	*	*	%
Premier Microelectronics Europe LTD**	*	*	%
Exadigm Inc.	*	*
All others	*	*

*	represents less than 10% of product revenue
**	customer is a distributor

Gross Profit (Loss)

Gross profit (loss) was ($2.8) and $0.4 million in fiscal 2009 and 2008, respectively. As a percentage of product revenue, gross profit from product revenue was (40%) and 20%, in fiscal 2009 and 2008, respectively. The decline in gross profit percentage for fiscal 2009 was primarily due to $3.6 million of charges for the write-down of inventories.  The write-down was done to anticipate market value where ending on-hand quantities exceeded the foreseeable customer requirements due to a lack of customer demand and cessation of marketing efforts for these products.   Cost of revenue includes stock-based compensation of $26 thousand and $23 thousand in fiscal 2009 and fiscal 2008, respectively.  Fiscal 2008 was unfavorably impacted by charges of $0.4 million to write-down excess inventory for our MiMagic 6+ applications processor and favorably impacted by the sale of $0.3 million of inventory previously written down.

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

Research and Development Expenses

Research and development expenses were primarily directed to development for the mobile television, wireless IP camera, and multimedia-enriched handsets markets. Research and development expenses include compensation and associated costs relating to development personnel, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were $8.0 million and $11.8 million, in fiscal 2009 and 2008, respectively. These expenses include stock based compensation of $0.6 million and $0.9 million in fiscal 2009 and 2008, respectively. The decrease in fiscal 2009 from fiscal 2008 of $3.8 million was driven by the reduction in work force events in July and September 2008 and the cessation of semiconductor product development activities.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $5.3 million and $7.1 million in fiscal 2009 and 2008, respectively. These expenses include stock-based compensation of $0.6 million and $0.8 million, in fiscal 2009 and 2008, respectively. Sales, general, and administrative expenses decreased due to the reduction in work force events in July and September 2008, which reduced labor and compensation costs.

Gain on Sale of Patents

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

During the foregoing patent sales negotiations, NeoMagic was represented by The Consortium, a company whose CEO served on the board of NeoMagic until December 2004. On March 28, 2005, NeoMagic entered into an amended and restated Patent Licensing Agreement with the Consortium governing the relationship between the two parties.

Stock-Based Compensation

Stock-based compensation expense was $1.2 million and $1.8 million in fiscal 2009 and 2008, respectively. Stock-based compensation expense recorded in cost of revenues, research and development expenses and sales, general and administrative expenses for fiscal 2009 and fiscal 2008 represents the amortization of the fair value of share-based payments made to employees, members of our board of directors and other service providers in the form of stock options and purchases under the employee stock purchase plan, as we adopted the provision of SFAS No. 123(R) on the first day of fiscal 2007. The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the requisite service period.

We elected to adopt the modified prospective method as provided by SFAS No. 123(R). Accordingly, for fiscal 2009 and fiscal 2008, we accounted for stock compensation under SFAS No. 123(R).

Restructuring Expenses

In September 2008, acting according to a plan approved by our board of directors, our executive management approved and communicated to our employees efforts to substantially reduce our operating activities and reduce our on-going expenditures by terminating employment for substantially all of our operational and engineering employees in all worldwide locations. Beginning September 19, 2008, management eliminated 52 positions in the Company, to reduce operating expenses and improve the Company’s cost structure. These actions are part of the Company’s strategy to create a more streamlined and effective business and cost structure. In conjunction with these restructuring activities, we recorded expenses of approximately $1.9 million, comprised of approximately $1.2 million of severance related costs, $12 thousand of contract termination expenses, and $0.8 million of asset impairment charges related to design automation software tools due to the cessation of semiconductor product development efforts.

Interest Income and Other

We earn interest on our cash and short-term investments. Interest income and other was $0.2 million and $0.5 million in fiscal 2009 and 2008, respectively. The decrease in fiscal 2009 from fiscal 2008 is primarily due to lower average cash and short-term investment balances and by the decrease in interest rates

Interest Expense

Interest expense was $19 thousand and $0.1 million in fiscal 2009 and 2008, respectively. The decrease in fiscal 2009 from fiscal 2008 is due to decreased principal balances.

Gain from Change in Fair Value on Revaluation of Warrant Liability

The company recorded a gain of $38 thousand in fiscal 2009 and $0.8 million in fiscal 2008 for the change in fair value on revaluation of its warrant liability associated with its warrants issued on December 6, 2006. The Company is required to revalue the 2006 Warrants at the end of each reporting period with the change in value reported in the statement of operations as a “gain (loss) from change in fair value of warrant liability” in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model (see Note 7- Warrant Liability of Notes to Consolidated Financial Statements). Following the warrant exchange described above in “Overview”, the number of 2006 Warrants subject to quarterly reevaluation has decreased from warrants to purchase 1,250,000 shares to a warrant to purchase 50,000 shares, which has the effect of decreasing the magnitude of any future reevaluations.

Income Taxes

Income tax benefit was $165 thousand in fiscal 2009 and the Company recorded an income tax benefit of $454 thousand for the fiscal 2008. In fiscal 2009, we did not record a provision for domestic income taxes as we incurred an operating loss for the fiscal year. We recorded tax benefit of $165 thousand in fiscal 2009, primarily due to foreign income taxes.  In fiscal 2008, we recorded a tax benefit of $454 thousand, which consisted of a reduction in income tax payable of $480 thousand for the settlement of an income tax assessment with the State of Texas, foreign income taxes, accrued interest and penalties on state and foreign tax liabilities, and an increase in tax reserves. Our effective tax (benefit) rate was (2.0%) in fiscal 2009 and (2.6%) in fiscal 2008. In fiscal 2008, the tax rate differed from the statutory rate due primarily to an increase in our valuation allowance. Realization of our deferred tax assets, which have a full valuation allowance, depends on us generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. Due to the uncertainty of the timing and amount of such realization, the management has concluded that a full valuation allowance is required as of January 27, 2008.

The earnings from foreign operations in India were tax exempt pursuant to a tax holiday effective through March 31, 2009, which provides for some tax relief if certain conditions are met.  We believe that we continue to be in compliance with those conditions at January 25, 2009.

Liquidity and Capital Resources

At January 25, 2009, the Company had $183 thousand in cash and cash equivalents, and $41 thousand in accounts receivable as compared to $1.5 million of cash, cash equivalents and short-term investments and $0.5 million in accounts receivable at January 27, 2008.  The Company believes that this level of cash, cash equivalents and accounts receivable is not sufficient to maintain continuing operations at current levels.  Accordingly, there is substantial doubt about the Company’s ability to continue as a going concern. The audit report of our independent registered public accounting firm with respect to our fiscal year ended January 25, 2009, includes an explanatory paragraph for a “going concern”. The Company has been unable to raise additional capital to fund operating activities and has ceased efforts to do so. The adequacy of the Company’s resources will depend largely on its ability to achieve positive operating cash flows principally through reductions in expenditures. If the Company is unable to reduce operating expenditures to levels sufficiently below its recurring revenues, it expects to take all appropriate actions to maximize the value of the Company. The Company is in the process of taking actions to achieve further reductions in its operating expenses. The Company also believes that it can take actions to generate cash by selling or licensing intellectual property.

Cash and cash equivalents used in operating activities were $10.5 million and $18.4 million in fiscal 2009 and 2008, respectively. The cash used in operating activities in fiscal 2009 was primarily due to net losses of $8.0 million, reduced by the non-operating gain on the sale of patents of $9.5 million, a non-cash gain on debt forgiveness of $0.4 million, partially offset by non-cash charges for inventory write-downs of $3.6 million, stock-based compensation expense of $1.2 million and depreciation expense of $0.8 million.   The cash used in operating activities in fiscal 2008 was primarily due to the net loss of $16.7 million, the non-cash gain from the change in fair value of the warrant liability of $0.8 million, the non-cash reversal of a provision for tax liability of $0.5 million, an increase in inventory of $2.7 million due to the build up of MiMagic 6+ and NeoMobileTV inventory in advance of expected orders and an increase in accounts receivable of $0.5 million due to increased product revenue. These increases were partially offset by non-cash stock-based compensation of $1.8 million and non-cash depreciation of $1.0 million.

Net cash provided by (used in) investing activities was $9.9 million and $3.3 million in fiscal 2009 and fiscal 2008, respectively. The net cash provided by investing activities in fiscal 2009, is primarily due to the net proceeds from the sale of patents of $9.5 million and maturities of short-term investments of $3.5 million, partially offset by purchases of short-term investments of $3.0 million. Net cash provided by investing activities in fiscal 2008 is primarily due to net maturities of short-term investments of $3.5 million, partially offset by purchases of property, plant and equipment of $0.2 million.

Net cash provided by (used in) financing activities was $(0.2) million and $(0.4) million in fiscal 2009 and 2008, respectively. The net cash used in financing activities for fiscal 2009 was principally due to payments on capital lease obligations of $0.2 million.  The net proceeds was partially offset by the net proceeds from the issuance of common stock of $0.1 million. The net cash used in financing activities for fiscal 2008 was due to payments on capital lease obligations of $0.9 million, partially offset by proceeds from the issuance of common stock under employee stock plans of $0.5 million.

Our lease for our headquarters in Santa Clara, California expires in April 2010. In January 2009, the Company defaulted on its lease, vacated the premises, and is currently in negotiations with the landlord to settle the outstanding debt but cannot provide assurance as to whether a settlement agreement can be reached on acceptable terms, or at all.  In January 2009, the Company moved its principal headquarters to a facility in San Jose, California, under a non-cancelable operating lease that expires in January 2010. The Company leased offices in Israel and India under operating leases that expired in September 2008 and December 2008, respectively. At January 25, 2009 the leased offices in Israel and India had been vacated. In December 2006, we amended a sublease agreement to extend the term for the sub-lease of 10,000 square feet of our Santa Clara facility to a third party through October 2008 and increase the monthly rent that we receive from $12,000 to $16,500 per month.

We lease certain software licenses under capital leases. Refer to Note 6, Obligations under Capital Leases, of Notes to Consolidated Financial Statements for additional information. In January 2009, the Company settled in full its outstanding obligation under capital leases for a cash payment of $25,000.

Contractual Obligations

The following summarizes our contractual obligations at January 25, 2009 and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2010	2011	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$1,118	$280	$—	$1,398
Design tool software licenses	286	—	—	286
Total contractual cash obligations	$1,404	$280	$—	$1,684

On September 30, 2008, we received notice from our landlord for our facility lease that we would be in default of our lease if rent payment arrearages were not paid within five days of the date of notice. Such rent payment arrearages were not paid within five days of the date of notice and are not paid as of the date of this filing. Therefore, we are in default of our headquarter facility lease agreement. Upon a default of the lease, our landlord has the right to proceed against us for, among other things, late fees, unpaid rent, attorney’s fees and costs and possession of the premises. In addition, our landlord has the right to apply our security deposit of $176,500 to any rent or other amounts owed to the landlord. Upon such application of the security deposit, we are required to deposit with the landlord an amount sufficient to restore the security deposit to its original amount and our failure to timely restore the security deposit shall constitute a material breach of the lease.  In January 2009, the Company defaulted on its lease, vacated the premises, and is currently in negotiations with the landlord to settle the outstanding debt with the landlord, but cannot provide assurance as to whether a settlement agreement can be reached on acceptable terms, or at all.

Off-Balance Sheet Arrangements

As of January 25, 2009, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

The information regarding recent accounting pronouncements set forth in Note 1 of the Notes to Consolidated Financial Statements is herby incorporated by reference into this Item 7 of Part II.

Impact of Currency Exchange Rates

In fiscal 2009, all of our payments made to our suppliers and all of our payments received from our customers were denominated in U.S. dollars. We have in the past and may in the future enter into foreign currency forward contracts to minimize short-term foreign currency fluctuation exposures related to firm purchase commitments. We do not use derivative financial instruments for speculative or trading purposes. Our accounting policies for these instruments are based on our designation of such instruments as hedging transactions. The criteria we use for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions.

Notwithstanding the measures we have adopted, due to the unpredictability and volatility of currency exchange rates and currency controls, we cannot assure you that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

In the past, we purchased wafers in Japanese yen and used foreign currency forward exchange contracts and options to minimize short-term foreign currency fluctuation exposures related to these purchases. We did not have any foreign currency forward contracts in fiscal 2009 and fiscal 2008. The Company does not use derivative financial instruments for speculative or trading purposes.

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

The table below summarizes our investment portfolio. The table includes cash and cash equivalents, short-term investments, and related average interest rates. Principal (notional) amounts as of January 25, 2009 and January 27, 2008 maturing in fiscal 2010 and fiscal 2009, respectively, are as follows:

	Fair Value
(in thousands, except percentages)	January 25, 2009	January 27, 2008
	Taxable	Taxable
Cash and cash equivalents	$183	$964
Weighted average interest rate	0.1%	3.21%
Short-term investments	-	500
Weighted average interest rate	-	5.24%
Total cash, cash equivalents and short-term investments	$183	$1,464

Interest earned on non-taxable investments is subject to preferential tax treatment under the Internal Revenue Code. We did not have any non-taxable investments as of January 25, 2009 and January 27, 2008.

Our cash equivalents and short-term investments are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. At January 25, 2009, our cash and cash equivalents earned interest at an average rate of 0.1%. Due to the short-term nature of our investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at January 25, 2009, with consistent cash balances, interest income would be adversely affected by approximately $7 per quarter. We do not use our investment portfolio for trading or other speculative purposes.

Investment in Marketable Securities

In January 2006, the Company made a $200 thousand minority equity investment in Neonode, Inc. (“Neonode”), a then privately held mobile telephone company. In August 2007, effective upon the merger of Neonode with a subsidiary of SBE, Inc. (“SBE”), SBE changed its name to Neonode, Inc. and its common stock was publicly traded on the Nasdaq Stock Exchange (“NEON”). Currently, they trade on the bulletin board “pink sheets.” Upon the merger of SBE and Neonode, the Company’s investment converted into approximately 127,000 shares of Neonode common stock. The investment was classified as an available for sale security and had a fair value on January 27, 2008 of $471 thousand. Management considered the impairment to be other than temporary and has recorded an impairment loss of $191 thousand in Other income (expense), net in the Statement of Operations during its third quarter 2009. In November 2008, the security was sold for a net value of $9 thousand.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of January 25, 2009 and the basis for that measurement (in thousands):

		(Level 1)
		Quoted Prices
		in Active
		Markets of
	Balance as of	Identical
	January 25, 2009	Assets
Money market funds	$14	$14
	$14	$14

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of January 25, 2009, the Company did not have any assets with valuations obtained from readily-available pricing sources for comparable instruments (Level 2 assets) or those without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

NEOMAGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 25, 2009	January 27, 2008
	(in thousands, except per share data)
Product revenue	$1,980	$2,083

Cost of product revenue	4,755	1,666
Gross profit (loss)	(2,775)	417
Operating expenses:
Research and development	7,950	11,762
Sales, general and administrative	5,299	7,066
Restructuring expense	1,936	—
Gain on sale of patents, net	(9,500)	—
Total operating expenses	5,685	18,828
Loss from operations	(8,460)	(18,411)
Interest income and other	174	469
Interest expense	(19)	(66)
Loss on marketable equity securities	(191)	—
Gain on debt forgiveness	396	—
Gain from change in fair value on revaluation of warrant liability	38	829
Loss before income taxes	(8,062)	(17,179)
Income tax (benefit)	(165)	(454)
Net loss	$(7,897)	$(16,725)
Basic and diluted net loss per share	$(0.62)	$(1.35)
Weighted common shares outstanding for basic and diluted	12,645	12,356

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEOMAGIC CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 25, 2009	January 27, 2008
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$183	$964
Short-term investments	—	500
Accounts receivable, less allowance for doubtful accounts of $0 at January 25, 2009 and January 27, 2008	41	529
Inventory	98	3,715
Prepaid deposits	176	2
Prepaid expense	23	365
Other current assets	14	59
Total current assets	535	6,134
Property, plant and equipment, net	—	692
Long-term prepaid assets	—	74
Long-term investments	—	471
Other assets	—	242
Total assets	$535	$7,613

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,009	$1,448
Compensation and related benefits	1,483	1,057
Income taxes payable	104	583
Current portion of capital lease obligations	—	316
Warrant liability	—	38
Other accruals	259	196
Total current liabilities	3,855	3,638
Capital lease obligations	—	339
Other long-term liabilities	—	89
Commitments and contingencies (Note 8)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value:
Authorized shares—2,000,000
Issued and outstanding shares – none at January 25, 2009 and January 27, 2008	—	—
Common stock, $.001 par value: Authorized shares—100,000,000 Issued and outstanding shares – 12,570,914 at January 25, 2009 and 12,455,779 at January 27, 2008	40	39
Additional paid-in-capital	123,371	122,071
Accumulated other comprehensive income	—	271
Accumulated deficit	(126,731)	(118,834)
Total stockholders’ equity (deficit)	(3,320)	3,547
Total liabilities and stockholders’ equity (deficit)	$535	$7,613

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEOMAGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 25, 2009	January 27, 2008
	(in thousands)
Operating activities
Net loss	$(7,897)	$(16,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	830	1,008
Gain on sale of patents	(9,500)	—
Gain from change in fair value on revaluation of warrant liability	(38)	(829)
Gain on debt forgiveness	(396)	—
Gain on sale of property, plant and equipment	(38)	—
Reversal of provision for tax liability	—	(480)
Net write-downs on inventory	3,555	101
Loss on marketable equity securities	191	—
Stock-based compensation	1,232	1,761
Changes in operating assets and liabilities:
Accounts receivable	480	(464)
Inventory	61	(2,748)
Prepaid and other current assets	463	(29)
Long-term prepaid and other assets	75	68
Accounts payable	536	(214)
Compensation and related benefits	426	40
Income taxes payable	(479)	52
Other accruals and other long-term liabilities	(27)	37
Net cash used in operating activities	(10,526)	(18,422)
Investing activities
Proceeds from sale of patents	9,500	—
Purchases of property, plant and equipment	(100)	(206)
Purchases of short-term investments	(2,991)	(4,485)
Maturities of short-term investments	3,502	8,001
Net cash provided by investing activities	9,911	3,310
Financing activities
Payments on capital lease obligations	(235)	(866)
Net proceeds from issuance of common stock, net of repurchases	69	474
Net cash used in activities	(166)	(392)
Net decrease in cash and cash equivalents	(781)	(15,504)
Cash and cash equivalents at beginning of year	964	16,468
Cash and cash equivalents at end of year	$183	$964
Supplemental schedules of cash flow information
Cash paid during the year for:
Interest	$19	$66
Taxes paid	$310	$28

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEOMAGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid - In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	(Deficit)
	(in thousands, except share data)
Balance at January 28, 2007	12,271,499	$39	$116,850	$(2)	$(102,210)	$14,677
Issuance of common stock under stock option plan	59,473	—	99	—	—	99
Issuance of common stock under employee stock purchase plan	124,807	—	375	—	—	375
FIN 48 adoption adjustment for a decrease in liability for unrecognized tax benefits	—	—	—	—	101	101
Stock-based compensation expense	—	—	1,761	—	—	1,761
Reclassification of warrant liability to equity for amended warrants	—	—	2,986	—	—	2,986
Components of comprehensive loss:
Net loss	—	—	—	—	(16,725)	(16,725)
Change in unrealized gain on investments	—	—	—	273	—	273
Total comprehensive loss	—	—	—	—	—	(16,452)
Balance at January 27, 2008	12,455,779	$39	$122,071	$271	$(118,834)	$3,547
Issuance of common stock under employee stock purchase plan	115,135	1	68	—	—	69
Stock-based compensation expense	—	—	1,232	—	—	1,232
Components of comprehensive loss:
Net loss	—	—	—	—	(7,897)	(7,897)
Change in unrealized loss on investments	—	—	—	(271)	—	(271)
Total comprehensive loss	—	—	—	—	—	(8,168)
Balance at January 25, 2009	12,570,914	$40	$123,371	$—	$(126,731)	$(3,320)

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

The Company incurred significant net losses and negative cash flows from operations during each of the past several fiscal years and had a negative working capital of $3.5 million at January 25, 2009, up from $2.5 million at January 27, 2008. At January 25, 2009, the Company’s principal sources of liquidity included cash and cash equivalents investments of $183 thousand. While a forecast of future events is inherently uncertain, the Company does not believe its current cash and cash equivalents investments will satisfy its projected cash requirements through the next twelve months and there exists substantial doubt about the Company’s ability to continue as a going concern. If the Company experiences a material shortfall versus its plan for fiscal 2010, it expects to take all appropriate actions to ensure the continuing operation of its business and to mitigate any negative impact on its cash position. The Company believes it can take actions to achieve further reductions in its operating expenses, if necessary. The Company also believes that it can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. In the first quarter of fiscal 2009, the Company sold certain patents for net proceeds of approximately $9.5 million. We cannot assure you that additional financing will be available on acceptable terms or at all. Beyond fiscal 2009, the adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in re-establishing profitable operations and positive operating cash flows.

On September 24, 2008, the Company announced a cessation of its efforts to raise additional capital. As a result, NeoMagic proceeded with efforts to substantially reduce its operating activities and reduce its on-going expenditures by terminating employment for substantially all of its operational and engineering employees in all worldwide locations. Beginning September 19, 2008, management, acting based upon a plan approved by the Board of Directors, eliminated 52 positions in the Company. On September 23, 2008, the remaining independent directors of the Company, Brett Moyer, Carl Stork and David Tomasello, notified the Company that they were resigning as directors of NeoMagic Corporation, effective September 23, 2008.  Effective January 9, 2009, our Chief Financial Officer, Steven Berry, resigned his position with the Company. The Company has initiated efforts for the orderly reduction of its operations, including the fulfillment of its outstanding sales and other contracts, headcount reductions, securing continuing support for its existing customers, seeking purchasers for its intellectual property and tangible assets and providing for outstanding and anticipated liabilities. The Company anticipates that its operations will consist primarily of supporting sales orders from its existing customers, collecting the resulting receivables from such sales orders, collecting proceeds from assets sold, satisfying obligations, and administration of the corporation.  Management will continue to look for funding from strategic partners and will seek further equity or debt financing from financial sources and other opportunities.

Basis of Presentation

For all periods presented, share and per share information in these consolidated financial statements and notes have been adjusted to reflect the Company’s 1-for-5 reverse stock split effective after the close of market on August 12, 2005.

The Company’s fiscal year ends on the last Sunday in January. Fiscal 2009 and 2008 each consisted of 52 weeks and ended on January 25, 2009 and January 27, 2008,  respectively.

The consolidated financial statements include the accounts of NeoMagic and its wholly owned subsidiaries. NeoMagic is not involved with any variable interest entities, as defined by the Financial Accounting Standards Board (FASB) Interpretation No. 46(R). Intercompany accounts and transactions have been eliminated. Accounts denominated in non-United States currencies have been re-measured using the United States dollar as the functional currency.

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of January 25, 2009 and January 27, 2008, and consists of the following (in thousands):

	Amortized Cost	Gross Unrealized Gain	Fair Value
January 25, 2009
Cash and cash equivalents:
Money market funds	$14	$—	$14
Bank accounts	169	—	169
Total	$183	$—	$183

	Amortized Cost	Gross Unrealized Gain	Fair Value
January 27, 2008
Cash and cash equivalents:
Money market funds	$533	$—	$533
Bank accounts	431	—	431
Total	$964	$—	$964

Short-term investments:
Certificate of deposit	$—	$—	$—
U.S. Government agencies	500	—	500
Total	$500	$—	$500

Long-term investments:
Equity securities	$200	$271	$471
Total	$200	$271	$471

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of January 25, 2009 and the basis for that measurement (in thousands):

		(Level 1)
		Quoted Prices
		in Active
		Markets of
	Balance as of	Identical
	January 25, 2009	Assets
Money market funds	$14	$14
	$14	$14

Investment in Marketable Securities

In January 2006, the Company made a $200 thousand minority equity investment in Neonode, Inc. (“Neonode”), a then privately held mobile telephone company. In August 2007, effective upon the merger of Neonode with a subsidiary of SBE, Inc. (“SBE”), SBE changed its name to Neonode, Inc. and its common stock was publicly traded on the Nasdaq Stock Exchange (“NEON”). Currently, they are trading on the bulletin board “pink sheets.” Upon the merger of SBE and Neonode, the Company’s investment converted into approximately 127,000 shares of Neonode common stock. The investment was classified as an available for sale security and had a fair value on January 27, 2008 $471 thousand. Management considered the impairment to be other than temporary and has recorded an impairment loss of $191 thousand in Other income (expense), net in the Statement of Operations during its third quarter 2009. In November 2008, the security was sold for a net value of $9 thousand.

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

	January 25, 2009	January 27, 2008
	(in thousands)
Raw materials	$27	$2,078
Work in process	31	—
Finished goods	40	1,637
Total	$98	$3,715

Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets, consisting primarily of property, plant and equipment in the fourth quarter of each fiscal year, and whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decline in the Company’s market value, significant reductions in projected future cash flows or gross margins, or macroeconomic factors, including a prolonged economic downturn. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company will be required to write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including gross profit margins, long-term forecasts of the amount and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of the Company’s tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized upon liquidation. Changes in these estimates could have a material adverse effect on the assessment of the Company’s long-lived assets, thereby requiring the Company to write down the assets. During fiscal year 2009, we retired all fixed assets in our Israel and India offices and retired $2.1 million of fully depreciated fixed assets as part of our restructuring.  During fiscal year 2009, we retired all fixed assets at our corporate location and retired $5.1 million of fully depreciated fixed assets as part of our restructuring.

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

Property, plant and equipment consist of the following (in thousands):

Fiscal year ended	January 25, 2009	January 27, 2008
Property, plant and equipment:
Computer equipment and software	$1,370	$6,411
Furniture and fixtures	84	1,770
Machinery and equipment	774	1,194
Total	2,228	9,375
Less accumulated depreciation and amortization	(2,228)	(8,683)
Property, plant and equipment, net	$0	$692

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated but unidentified issues based on historical activity. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity and the related expense were not significant for fiscal 2009 and 2008.

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

Comprehensive Loss

Unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive loss and reported separately in stockholders’ equity (deficit).

Comprehensive loss includes the Company’s net loss, as well as accumulated other comprehensive loss on available-for-sale securities. Net comprehensive loss for each of the three years ended January 25, 2009 and January 27, 2008 is as follows (in thousands):

Year ended	January 25, 2009	January 27, 2008
Net loss	$(7,897)	$(16,725)
Net change in unrealized gain/loss on available for sale securities	(271)	273
Comprehensive loss	$(8,168)	$(16,452)

Total accumulated other comprehensive gain (loss) was ($271,000) at January 25, 2009 and $273,000 at January 27, 2008. Accumulated other comprehensive loss consists entirely of unrealized losses on available-for-sale securities.

Research and Development Costs

Research and development costs are charged to expense when incurred.

Shipping and Handling Costs

The Company’s shipping terms are generally ex-works shipping point and our customers are responsible for paying all shipping and handling costs directly to the shipping company.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were immaterial in fiscal 2009 and 2008.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

At January 25, 2009, the Company had several stock-based employee compensation plans, including stock option plans and employee stock purchase plans. See Note 4 of the Notes to the Consolidated Financial Statements for description of the plans operated by the Company.

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

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Restructuring Expense

In September 2008, the Company extended a corporate restructuring plan (the “Plan”) initiated in July 2008 and approved by the Board of Directors in response to continuing economic uncertainties with the intent to improve its operating cost structure.  As part of the Plan, the Company discontinued its semiconductor product development efforts and reduced its workforce through a lay-off of approximately 52 of its employees, terminating substantially all of its operational and engineering employees in all worldwide locations.  These restructuring activities have resulted in charges related to severance and benefit arrangements for terminated employees, contract termination and other exit-related costs, and asset impairment charges related to accelerated amortization of semiconductor design automation software tools and other property and equipment assets.  Related to these activities, the Company incurred total restructuring charges of $1.9 million for fiscal year-ended January 25, 2009.  The restructuring charges are reported in the condensed consolidated statements of operations under operating expenses, “Restructuring expense”.  Restructuring charges were as follows:

Year ended	January 25,	January 27,
	2009	2008
	(in thousands)
Employee severance and benefit arrangements	$1,157	$-
Contract termination and other costs	12	-
Asset impairment	767	-
Total restructuring charges	$1,936	$-

2. LOSS PER SHARE

Per share information is as follows:

Year Ended	January 25, 2009	January 27, 2008
	(in thousands, except per share data)
Numerator:
Net loss	$(7,897)	$(16,725)
Denominator:
Denominator for basic and diluted loss per share—weighted-average outstanding shares	12,645	12,356
Basic and diluted loss per share	$(0.62)	$(1.35)

For fiscal years 2009 and 2008, basic loss per share equals diluted loss per share due to the net loss for the year. During fiscal 2009 and 2008, the Company excluded options, warrants and convertible instruments to purchase 4,785,658 and 4,196,329 shares of common stock, respectively, from the diluted loss per share computation because the effect was anti-dilutive for these fiscal years.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3. INCOME TAXES

Loss before taxes and the provision (benefit) for income taxes in fiscal 2009 and fiscal 2008 consists of the following:

Year Ended	January 25, 2009	January 27, 2008
	(in thousands)
Income (loss) before taxes
U. S.	$(8,577)	$(16,368)
Foreign	515	(811)
Total loss before taxes	$(8,062)	$(17,179)
Provision (benefit) for taxes
Current:
U.S.	$(2)	$(466)
Foreign	(163)	12
Total provision (benefit) for income taxes	$(165)	$(454)

The Company’s income tax provision (benefit) differs from the federal statutory rate of 35% due to the following:

Year Ended	January 25, 2009	January 27, 2008
	(in thousands except percentages)
Pre-tax loss	$(8,062)	$(17,179)
Federal statutory rate	35%	35%
Expected benefit	(2,822)	(6,013)
Foreign taxes	25	124
Tax reserves	(193)	(415)
Net operating loss not currently benefited	2,821	5,926
R&D credit (Federal)	—	(125)
Other	4	49
Provision (benefit) for income taxes	$(165)	$(454)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets and liabilities are as follows:

Year Ended	January 25, 2009	January 27, 2008
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$50,091	$46,794
Research and development credit	8,167	8,167
Acquisition costs	—	1,920
Reserves and accruals	2,183	1,434
Capitalized research and development	—	1,837
Other	—	316
Total deferred tax assets	60,441	60,468
Valuation allowance	$(60,441)	$(60,468)
Net deferred tax assets	—	—

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards.  At January 25, 2009, the Company has provided a valuation allowance of $60.4 million equal to its total deferred tax assets due to uncertainties surrounding their realization.  The valuation allowance increased by $27 thousand and $6.5 million in fiscal 2009 and 2008, respectively.

As of January 25, 2009, the Company had net operating loss carryforwards for federal income tax purposes of approximately $123.9 million.  The federal net operating loss will expire in fiscal years beginning in 2023.  The Company also had research and development credit carryforwards for federal income tax purposes of approximately $2.9 million, which expire in fiscal years beginning in 2028.  In addition, the Company had net operating losses and research and development tax credits for state income tax purposes of approximately $116.7 million and $5.3 million, respectively.  The state net operating loss will expire in the years beginning in 2013, and the state research and development tax credits will not expire.

The Company believes an ownership changes as defined under Section 382 of the Internal Revenue Code may exist.  The Company is currently analyzing the ownership change to determine the limitations on the ability to utilize net operating loss and tax credit carryforwards under Sections 382 and 383 of the Internal Revenue Code in future periods due to significant stock transactions in previous years.  Such limitations may limit the future realization of the Company’s net operating losses and tax credits. In addition, a portion of the federal research tax credit carryforwards may be subject to forfeiture due to Section 383 limitations. The Company is in the process of determining the impact of Section 383 on the tax credit carryforwards.

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

The Company has unrecognized tax benefits of approximately $1.8 million as of January 25, 2009, of which $0.1 million if recognized would result in a reduction of the Company's effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits.

The following table summarizes the activity related to our unrecognized tax benefits:

Total
(in thousands)

Balance at January 27, 2008	$2,341
Decreases related to reduction of Texas tax liability	(218)
Expiration of the statute of limitations for transfer pricing reserves	(227)
Decrease related to transfer pricing reserves	(23)
Balance at January 25, 2009	$1,873

Included in the unrecognized tax benefits of $1.8 million at January 25, 2009 was $103 thousand of tax benefits that, if recognized, would reduce our annual effective tax rate. It is reasonably possible the total amount of the Company’s unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date as a result of projected resolutions of worldwide tax disputes.

The Company is subject to audit by the IRS for all years since fiscal 2003, and to audit by the California Franchise Tax Board for all years since fiscal 2001.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4. STOCKHOLDERS’ EQUITY

Warrants

The Company granted warrants in connection with the securities purchase agreement entered into with Satellite Strategic Finance Associates, LLC in August 2004. The warrants were to purchase (i) 200,000 shares of NeoMagic common stock at an exercise price of $8.00 per share, exercisable until 90 days after the date that the registration statement was filed by the Company covering the securities and declared effective by the Securities and Exchange Commission, and (ii) 321,739 shares of common stock at $8.20 per share, exercisable until August 20, 2009 (the “2004 Warrants”). The Securities and Exchange Commission declared the Company’s filing effective September 24, 2004 and the warrants for the purchase of 200,000 shares expired unexercised on December 26, 2004. On December 16, 2005, NeoMagic closed the sale and issuance of additional shares of its Common Stock and warrants to purchase Common Stock (described below), which triggered the anti-dilution provisions in the 2004 Warrants. An adjustment was made to increase the number of shares subject to the 2004 Warrants from 321,739 to 335,607 shares of common stock and to decrease the exercise price from $8.20 to $7.86 per share. On December 6, 2006, NeoMagic closed the sale and issuance of additional shares of its Common Stock and warrants to purchase Common Stock (described below), which again triggered the anti-dilution provisions in the 2004 Warrants. Another adjustment was made to increase the number of shares subject to the 2004 Warrants from 335,607 to 366,249 shares of common stock and to decrease the exercise price further from $7.86 to $7.20 per share. As of January 25, 2009, none of the 2004 Warrants had been exercised.

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

The 2005 Warrants provide that each holder of a 2005 Warrant may exercise it for shares of Common Stock at an exercise price of $9.00 per share. No 2005 Warrant was exercisable until six months after the issuance date of such 2005 Warrant. The 2005 Warrants provide for adjustments to the exercise price and number of shares for which the 2005 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions and reclassifications, and dilutive issuances, subject to a minimum exercise price of $7.79. On December 6, 2006, NeoMagic closed the sale and issuance of additional shares of its Common Stock and warrants to purchase Common Stock (described below), which triggered the anti-dilution provisions in the 2005 Warrants. An adjustment was made to increase the number of shares subject to the 2005 Warrants from 749,996 to 863,199 shares of common stock and to decrease the exercise price from $9.00 to $7.82 per share. As of January 25, 2009, none of the 2005 Warrants had been exercised.

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

The 2006 Warrants provide that each holder of a 2006 Warrant may exercise its 2006 Warrant for shares of Common Stock at an exercise price of $5.20 per share. No 2006 Warrant is exercisable until six months after the issuance date of such 2006 Warrant. The 2006 Warrants provide for adjustments to the exercise price and number of shares for which the 2006 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions and reclassifications, and dilutive issuances, subject to a minimum price of $4.58 per share. As of January 25, 2009, none of the 2006 Warrants had been exercised.

Preferred Stock

In fiscal 2000, the Board of Directors approved an amendment to the Certificate of Incorporation to allow the issuance of up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders.

Stock-Based Compensation

The following table shows total stock-based compensation expense included in the accompanying Consolidated Condensed Financial Statements for the year-ended January 25, 2009 and January 27, 2008.

Year Ended	January 25, 2009	January 27, 2008
	(in thousands)
Cost of revenue	$26	$23
Research and development	584	917
Sales, general and administrative	622	821
Total	$1,232	$1,761

Total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized as of January 25, 2009 was approximately $2.4 million after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 2.27 years for stock options and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.

There was no total compensation cost related to options to purchase common shares under the ESPP but not yet recognized as of January 25, 2009 as the ESPP was temporary terminated by our Board of Directors in July 2008.

There were no options granted during fiscal 2009 and 2008 with an exercise price less than the market price at the date of grant. The weighted average fair value of options granted during fiscal 2009 and 2008 with exercise prices equal to the market price at the date of grant is $1.50 and $3.69 per share, respectively.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Net cash proceeds from the sales of common stock under employee stock purchase and stock option plans for the year ended January 25, 2009 and January 27, 2008 were $69 thousand and $474 thousand, respectively. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the years ended January 25, 2009 and January 27, 2008. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term for fiscal 2009 is based upon historical review. The Company believes that this method meets the requirements for SFAS 123(R).

Expected Volatility—The Company’s expected volatility for the year ended January 25, 2009 is computed based on the Company’s historical stock price volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

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

Estimated Forfeiture—The estimated forfeiture rate was based on an analysis of the Company’s historical forfeiture rates. The estimated average forfeiture rate for the year ended January 25, 2009 was 87.52% and 16.63% for the year ended January 27, 2008, based on historical forfeiture experience.

In the years ended January 25, 2009 and January 27, 2008 the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:

	Employee Option Plan		Employee Stock Purchase Plan
Year Ended	January 25, 2009	January 27, 2008	January 25, 2009		January 27, 2008
Risk-free interest rates	1.75%	4.27%	n/a	*	5.0%
Volatility	.96	.98	n/a	*	.91
Expected life of option in years	3.76	4.09	n/a	*	1.24

*Our Board of Directors temporarily suspended the ESPP program in July 2008. Subsequently, no additional grants have been made to the ESPP program.

Stock Plans

At January 25, 2009, the Company had several stock-based employee compensation plans, including stock option plans and employee stock purchase plans. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. The stock options generally vest over a four-year period, have a maturity of ten years from the issuance date, and have an exercise price equal to the closing price on the NASDAQ of the common stock on the date of grant. Generally, unvested options are forfeited 30 to 90 days from the date a Service Provider ceases to be a Service Provider, or in the case of death or disability, the post-exercise period may extend for a period of up to 12 months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At January 25, 2009, approximately 1,891,288, 291,640 and 52,801 shares of the Company’s registered common stock were reserved for issuance under the 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan, respectively.

In accordance with the 2003 Stock Plan (the “2003 Plan”), the Board of Directors may grant nonstatutory stock options and stock purchase rights to employees, consultants and directors. Incentive stock options may be granted only to employees. The 2003 Plan terminates in 2013. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the 2003 Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over a period of four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of January 25, 2009, no shares of common stock were subject to this repurchase provision. Other options granted under the 2003 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. The number of shares reserved under the 2003 Plan is subject to an automatic increase for unexercised forfeited shares subject to options issued under the 1993 Plan. As of January 25, 2009, the number of options outstanding under the 1993 Plan was 52,801.

Under the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), the Board of Directors may grant nonstatutory stock options to employees, consultants and officers. The 1998 Plan terminated automatically in June 2008.  No additional options may be granted under the 1998 Plan.  As of January 25, 2009 there were 219,640 options issued and outstanding under the 1998 Plan.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Under the 1993 Stock Plan (the “1993 Plan”), the Board of Directors may grant incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees, consultants and directors. The 1993 Plan terminated as to future grants in September 2003. The Board of Directors determined vesting provisions for stock purchase rights and options granted under the 1993 Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over a period of four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of January 25, 2009, no shares of common stock were subject to this repurchase provision. Other options granted under the 1993 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. Unexercised forfeited shares are transferable to the 2003 Plan as provided within the 2003 Plan.

A summary of the Company’s stock option activity under the three plans, and related information for the three years ended January 25, 2009 follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value

Balance at January 28, 2007	2,256,573	$6.73
Granted	425,730	$3.69
Exercised	(59,473)	$1.67
Forfeitures and cancellations	(424,705)	$6.40
Balance at January 27, 2008	2,198,125	$6.34
Granted	734,250	$1.47
Exercised	—	$—
Forfeitures and cancellations	(1,967,212)	$4.64
Balance at January 25, 2009	965,163	$6.11	4.27	$—
Vested and expected to vest at January 25, 2009	711,632	$6.99	3.44	$—
Exercisable at January 25, 2009	708,777	$7.01	3.42	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.01 per share at January 25, 2009, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. No options were exercisable as of January 25, 2009 as all options were out-of-the-money. No options were exercised during the year ended January 25, 2009.

The exercise prices for options outstanding and exercisable as of January 25, 2009 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
Range of Exercise Prices Per Share	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
	(in thousands)	(in years)		(in thousands)
$1.35—1.51	170	7.99	$1.51	54	$1.51
$1.52—2.75	180	5.45	$2.24	167	$2.24
$2.76—4.83	232	3.39	$4.46	174	$4.42
$4.84—7.97	183	3.21	$6.46	114	$6.40
$7.98—13.95	103	1.93	$13.36	103	$13.36
$13.95 and over	97	2.19	$16.94	97	$16.94
	965	4.27	$6.11	709	$7.01

Employee Stock Purchase Plan

The 2006 Employee Stock Purchase Plan and 1997 Employee Stock Purchase Plan (collectively, “ESPP”) permit eligible employees to purchase common stock through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At January 25, 2009 and January 27, 2008, approximately 151,699 and 266,834, respectively, shares were available for future purchase under the 2006 Employee Stock Purchase Plan.  There were no share available for the 1997 Employee Stock Purchase Plan, for the years ending January 25, 2009 and January 27, 2008.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The 2006 Employee Stock Purchase Plan is intended to qualify under Section 423 of the Internal Revenue Code and has consecutive and overlapping 24-month offering periods that begin every six months. Each 24-month offering period includes four six-month purchase periods, during which payroll deductions are accumulated, and at the end of which, shares of common stock are purchased with a participant’s accumulated payroll deductions. The 2006 Purchase Plan is set to expire in July 2016. The 2006 Plan is subject to an automatic increase for unexercised forfeited shares issued in the 1997 Plan. . Effective July 2008, the Board of Directors temporarily suspended the Company’s ESPP program.

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

In fiscal 2009 and fiscal 2008,  115,135 and 124,807 shares, respectively, of common stock were issued at an average price of $0.60 and $3.00 per share, respectively, under the ESPP.

5. SAVINGS PLAN

The Company maintained a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees could contribute up to 65% of their pre-tax salaries per year, but not more than the statutory limits. The Company made no matching contributions to employees in fiscal 2009 and 2008.  In November 2008, our Board of Directors authorized the elimination and closure of the NeoMagic 401(k) Plan. Plan participants were notified in November 2008 of the closure.  As of our year-ended January 25, 2009, all funds had been disbursed.

6. OBLIGATIONS UNDER CAPITAL LEASES

In January 2007, the Company entered into a new capital lease to replace an expiring lease for software licenses used in the design of its semiconductor products. Obligations under capital leases represent the present value of future payments under the lease agreements. Property, plant and equipment include the following amounts for leases that have been capitalized:

	January 25, 2009		January 27, 2008
	(in thousands)
Software under capital lease		$655	$655
Accumulated amortization		(655)	(236)
Net software under capital lease	$	---	$419

The amortization of amounts capitalized under leases has been fully amortized as of January 25, 2009 due to the restructuring activities in fiscal 2009 and the discontinuation of semiconductor development efforts utilizing the capitalized software.

Other than the settlement of $25,000, there are no future minimum payments under the capital lease as of January 25, 2009.

In January 2009, the Company settled in full its outstanding obligation under capital leases for a cash payment of $25,000.

7. WARRANT LIABILITY

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

The 2006 Warrants provide that each holder of a 2006 Warrant may exercise its 2006 Warrant for shares of Common Stock at an exercise price of $5.20 per share. As of January 25, 2009, no 2006 Warrant was exercisable for cash until one year after its initial issuance. The 2006 Warrants, however, became net exercisable on June 6, 2007. The 2006 Warrants provide for adjustments to the exercise price per share and number of shares for which the 2006 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions, reclassifications and, subject to a minimum price of $4.58 per share, dilutive issuances (i.e., price based anti-dilution adjustments).

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In July 2007, the Company offered holders of 2006 Warrants the ability to amend their outstanding warrants. The amended 2006 Warrants are only exercisable on a net share settlement basis and will no longer be able to be cash exercised. Since holders of amended 2006 warrants cannot make or execute a cash exercise, the Company will not be required to register the shares issued upon exercise of such amended warrants under any circumstances. Accordingly, the amended 2006 Warrants were no longer required to be classified as a liability under EITF 00-19 and were reclassified as equity. The Company completed its warrant exchange offer on July 27, 2007. At that time, 96% of all outstanding 2006 Warrants were amended, representing 1,200,000 shares of the 1,250,000 shares subject to warrants that had been available for amendment. One investor holding a warrant to purchase 50,000 shares chose not to participate. The 2006 Warrants were revalued on July 27, 2007, the date the warrant exchange offer was completed, and the Company recognized a loss on the change in fair value on revaluation of warrant liability of $248,000. The fair value of the 2006 Warrants was estimated to be $3.1 million. The $3.0 million value of the amended 2006 Warrants was reclassified to equity as of July 27, 2007 and the $0.1 million value of the 2006 Warrants that were not amended remained on the Company’s balance sheet as a liability of $85 and $38,000 as of January 25, 2009 and January 27, 2008, respectively.

8. COMMITMENTS AND CONTINGENCIES

Commitments

In May 1996, the Company moved its principal headquarters to a facility in Santa Clara, California, under a non-cancelable operating lease that expired in April 2003. In January 1998, the Company entered into a second non-cancelable operating lease for an adjacent building, which became its new corporate headquarters. This lease had a co-terminus provision with the original lease that expired in April 2003. In March 2002, the Company extended the term for 45,000 square feet under this lease for another seven years with a termination date of April 2010. In January 2009, the Company defaulted on its lease, vacated the premises, and is currently in negotiations with the landlord to settle the outstanding debt but cannot provide assurance as to whether a settlement agreement can be reached on acceptable terms, or at all.  In January 2009, the Company moved its principal headquarters to a facility in San Jose, California, under a non-cancelable operating lease that expires in January 2010. The Company leased offices in Israel and India under operating leases that expired in September 2008 and December 2008, respectively. At January 25, 2009 the leased offices in Israel and India had been vacated. Future minimum lease payments under operating leases are as follows:

(in thousands)
Fiscal 2010	$1,404
Fiscal 2011	280
Thereafter	—
Total minimum lease payments	$1,684

Net rent expense under operating leases was $1,251,000 and $1,245,000 in fiscal 2009 and fiscal 2008, respectively.

On September 30, 2008, the Company received notice from the Landlord for its facility lease that the Company would be in default of its lease if rent payment arrearages were not paid within five days of the date of notice. Such rent payment arrearages were not paid by the Company within five days of the date of notice and are not paid as of the date of this filing. Therefore, the Company is in default of its headquarter facility lease agreement. Upon a default of the lease, the Landlord has the right to proceed against the Company for, among other things, late fees, unpaid rent, attorney’s fees and costs and possession of the premises. In addition, the Landlord shall have the right to apply the Company’s security deposit of $176,500 to any rent or other amounts owed to the Landlord. Upon such application of the security deposit, the Company shall be required to deposit with the Landlord an amount sufficient to restore the security deposit to its original amount and the Company’s failure to timely restore the security deposit shall constitute a material breach of the lease.  Subsequent to our fiscal year ended January 25, 2009, we received a notice of breach of lease and have been sued by our Landlord.  The Company is currently in settlement negotiations with the Landlord, but cannot provide assurance as to whether a settlement agreement can be reached on acceptable terms, or at all.

Design tool software licenses

We have commitments under time-based subscription licenses for design tool software of $285,000 as of January 25, 2009 and $285,840 for fiscal 2010.  We have received notice from our vendor that we are in default of the license agreement.  The Company is currently in settlement negotiations with its design tool software vendor, but cannot provide assurance as to whether a settlement agreement can be reached on acceptable terms, or at all.

NEOMAGIC CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9. SIGNIFICANT CUSTOMERS AND EXPORT SALES

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign manufacturers that sell to United States-based OEMs) accounted for 99% and 96%% of product revenue in fiscal 2009 and 2008, respectively. The Company expects that export sales will continue to represent a significant portion of product revenue, although the Company cannot assure you that export sales as a percentage of product revenue will remain at current levels. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area based on the invoicing location of each customer:

	Year Ended
	January 25, 2009	January 27, 2008
Sweden	—%	50%
Korea	12%	20%
Singapore	84%	20%
United States	1%	4%
Japan	—%	3%
Hong Kong	—%	1%
England	—%	1%
Malaysia	3%	1%
Taiwan	—%	—%

The following customers accounted for more than 10% of product revenue:

	Year Ended
	January 25, 2009		January 27, 2008
Neonode AB.	*	%	50%
Flextronics Manufacturing	86%		20%
Sejin Electron Inc.	*	%	14%
Edom Technology Co.**	*		*
Premier Components Distribution**	*		*
Premier Microelectronics Europe LTD**	*		*
Exadigm Inc.	*		*

*	represents less than 10% of product revenue
**	customer is a distributor

10. SUBSEQUENT EVENTS

On January 29, 2009, we completed a debt settlement with a software vendor for $25 thousand to pay in full a contractual obligation of $420 thousand.  We are currently in negotiations with other vendors to settle outstanding debt.

On March 20, 2009, we were sued by our former landlord, Silicon Valley CA-I, LLC for breach of lease on our former headquarters location at 3250 Jay Street, Santa Clara, California.  We are currently responding to the complaint and working to settle the suit but cannot provide assurance as to whether a settlement agreement can be reached on acceptable terms, or at all.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
NeoMagic Corporation:

We have audited the accompanying consolidated balance sheets of NeoMagic Corporation and subsidiaries as of January 25, 2009 and January 27, 2008 and the related consolidated statements of operations, stockholders’ equity (deficit) and cash flows for each of the two years in the period ended January 25, 2009.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of NeoMagic Corporation and subsidiaries as of January 25, 2009 and January 27, 2008, and the results of their operations and their cash flows for each of the two years in the period ended January 25, 2009 in conformity with accounting principles generally accepted in the United States of America.

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
May 8, 2009

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Chief Operating Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Chief Operating Officer (Acting) have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Operating Officer (Acting), we conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 25, 2009 based on the criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the criteria set forth in Internal Control—Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 25, 2009. Please refer to the paragraph below titled ‘Changes in Internal Controls Over Financial Reporting.’

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

Changes in Internal Controls Over Financial Reporting

During the third quarter of fiscal 2009, the management of the Company executed a significant reduction of force. On September 24, 2008, we announced a cessation of our efforts to raise additional capital. As a result, we proceeded with efforts to substantially reduce our operating activities and reduce our on-going expenditures.  Beginning September 19, 2008, management, acting based upon a plan approved by our Board of Directors, eliminated 52 positions in the Company. On September 23, 2008, the remaining independent directors of the Company, Brett Moyer, Carl Stork and David Tomasello, notified the Company that they were resigning as directors of NeoMagic Corporation, effective September 23, 2008. As part of the reduction in force, Steve Berry, the company’s Chief Financial Officer resigned his position on January 9, 2009. Because of the reduction in force, the resignation of all independent directors and the resignation of the CFO, control procedures which are normally in place with separate individuals have necessarily been combined across a significantly reduced staff. While we believe that internal controls are intact and carefully monitored, the absence of an external audit committee, the absence of independent board members, and the combination of staff functions does expose the Company to risk associated with internal controls.

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

We have adopted a Code of Ethics for all directors, officers and employees to govern their professional and ethical conduct. The Code of Ethics is posted on our website at  http://www.neomagic.com .. The Company will post any amendments to or waivers of the Code of Ethics on the website.

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

NEOMAGIC CORPORATION

By:	/s/ DOUGLAS R. YOUNG
DOUGLAS R. YOUNG
Chief Financial Officer (Acting) (Principal Financial Officer)

Date: May 11, 1009

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Douglas R. Young, as his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him or her and on his or her behalf to sign, execute and file this Form 10-K and any or all amendments (including, without limitation, post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto and any and all documents required to be filed with respect therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ DOUGLAS R.YOUNG Douglas R. Young	President, Chief Executive Officer and Director (Principal Executive Officer)	May 11, 2009

/S/ DOUGLAS R. YOUNG Douglas R. Young	Chief Financial Officer(Acting) (Principal Financial Officer and Principal Accounting Officer)	May 11, 2009

/S/ SYED ZAIDI Syed Zaidi	Chief Operating Office and Director	May 11, 2009

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1(8)	Amended and Restated Certificate of Incorporation.

3.2(14)	Bylaws, as amended through April 6, 2007.

4.1(4)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.

4.2(6)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.

4.3(15)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.

4.4(5)	Series A Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.5(5)	Series B Warrant to Satellite Strategic Finance Associates, LLC, dated August 20, 2004.

4.6(5)	Registration Rights Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

4.7(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.

4.8(5)	Amended and Restated Certificate of Designations, Preferences and Rights of the Series B Convertible Preferred Stock dated August 20, 2004.

4.9(9)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.

4.10(9)	Warrant to Registration Rights Agreement dated December 13, 2005.

4.11(13)	Form of Warrant originally issued December 6, 2006.

4.12(16)	Form of Amendment to Warrant, dated July 27, 2007.

10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.

10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.

10.4(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.

10.5(1)	1997 Employee Stock Purchase Plan, with exhibit.

10.6(10)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.

10.7(19)	2003 Stock Option Plan, as amended July 12, 2007.

10.8(3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.

10.9(6)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.

10.10(6)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.

Number	Description
10.11(6)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12(7)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.

10.13(8)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.

10.14(9)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.

10.15(10)	Form of Retention Bonus Agreement, dated as of January 13, 2006.

10.16(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.

10.17(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.

10.18(19)	2006 Employee Stock Purchase Plan, as amended July 12, 2007.

10.19(12)	Form of Bonus Agreement.

10.20(12)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

10.21(13)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.

10.22(19)	Employment Agreement dated June 7, 2007 between NeoMagic Corporation and Steven P. Berry.

10.23(17)	Description of oral consulting agreement with Steven P. Berry.

10.24(18)	Description of oral bonus agreement.

10.25(19)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Syed Zaidi.

10.26(20)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Deepraj Puar.

10.27(21)	Patent Purchase Agreement with an effective date of January 17, 2008 by and between the Company, NeoMagic Israel Ltd. and Faust Communications Holdings, LLC.

10.28(22)	Employment Agreement dated June 11, 2008 between NeoMagic Corporation and Pierre-Yves Couteau.

21.1	NeoMagic Subsidiaries

23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm

31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Company’s registration statement on Form S-1, registration no. 333-20031.

(2)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the period ended October 26, 1997.

(3)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed December 23, 2002.

(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 23, 2002.

(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 20, 2004.

(6)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed August 23, 2004.

(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 31, 2005.

(8)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.

(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.

(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 19, 2006.

(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 4, 2006.

(12)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 30, 2006.

(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.

(14)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.

(15)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed April 12, 2007.

(16)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.

(17)	Incorporated by reference to the Company’s Form 8-K filed June 13, 2007.

(18)	Incorporated by reference to the Company’s Form 8-K filed June 15, 2007.

(19)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 29, 2007.