Form 10-Q
period 2009-08-02
NEOMAGIC CORP
filed 2009-09-15
CIK 1030485

(Table of Contents)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2009

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at August 2, 2009 was 12,570,914.

NEOMAGIC CORPORATION
FORM 10-Q

INDEX

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NEOMAGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008
Net revenue	$448	$384	$856	$976
Cost of revenue	191	2,598	358	3,065
Gross profit (loss)	257	(2,214)	498	(2,089)
Operating expenses:
Research and development	—	3,181	(497)	6,256
Sales, general and administrative	889	1,505	1,983	3,271
Restructuring expense	(67)	129	(67)	129
Gain on sale of patents	—	—	—	(9,500)
Total operating expenses	822	4,815	1,419	156
Operating loss	(565)	(7,029)	(921)	(2,245)
Other income (expense), net:
Interest income and other	—	30	25	101
Interest expense	—	(9)	—	(19)
Loss on marketable equity securities	—	(154)	—	(154)
Gain from change in fair value of warrant liability	—	9	—	34
Gain on debt forgiveness	12	—	36	—
Loss before income taxes	(553)	(7,153)	(860)	(2,283)
Income tax provision	—	15	—	23
Net loss	$(553)	$(7,168)	$(860)	$(2,306)
Basic and diluted net loss per share	$(0.04)	$(0.57)	$(0.07)	$(0.18)
Weighted average common shares outstanding - basic and diluted	12,571	12,520	12,571	12,488

The accompanying notes are an integral part of these unaudited Condensed Financial Statements.

NEOMAGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	August 2, 2009 (unaudited)	January 25, 2009
ASSETS
Current assets:
Cash and cash equivalents	$24	$183
Accounts receivable, less allowance for doubtful accounts of $0 at August 2, 2009 and January 25, 2009	241	41
Inventory, net	16	98
Prepaid deposits	176	176
Prepaid expense	49	23
Other current assets	14	14
Total assets	$520	$535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$2,393	$2,009
Compensation and related benefits	1,754	1,483
Income taxes payable	104	104
Other accruals	265	259
Total current liabilities	4,516	3,855
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares—2,000,000
Issued and outstanding shares – none at August 2, 2009 and January 25, 2009	-	-
Common stock, $.001 par value: Authorized shares—100,000,000 Issued and outstanding shares – 12,570,914 at August 2, 2009 and at January 25, 2009	40	40
Additional paid-in-capital	123,555	123,371
Accumulated deficit	(127,591)	(126,731)
Total stockholders’ deficit	(3,996)	(3,320)
Total liabilities and stockholders’ deficit	$520	$535

The accompanying notes are an integral part of these unaudited Condensed Financial Statements.

 NEOMAGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Six Months Ended
	August 2, 2009	July 27, 2008
	(in thousands)
Operating activities:
Net loss	$(860)	$(2,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	—	173
Decrease in patents payable	(270)	—
Gain on sale of patents	—	(9,500)
Gain from change in fair value on revaluation of warrant liability	—	(34)
Gain on debt forgiveness	(36)	—
Gain on sale of property, plant and equipment	—	(25)
Loss on marketable equity securities	—	154
Net write-downs on inventory	28	2,417
Stock-based compensation	184	972
Changes in operating assets and liabilities:
Accounts receivable	(200)	339
Inventory	55	(175)
Prepaid and other current assets	(26)	30
Long-term prepaid and other assets	—	41
Accounts payable	420	(394)
Compensation and related benefits	203	23
Income taxes payable	—	(287)
Other accruals and other long-term liabilities	343	(58)
Net cash used in operating activities	(159)	(8,630)
Investing activities
Proceeds from sale of patents	—	9,500
Purchases of property, plant and equipment	—	(138)
Proceeds from sale of property, plant and equipment	—	25
Purchases of short-term investments	—	(2,991)
Maturities of short-term investments	—	3,491
Net cash provided by investing activities	—	9,887
Financing activities
Payments on capital lease obligations	—	(156)
Net proceeds from issuance of common stock	—	70
Net cash used in activities	—	(86)
Net increase / (decrease) in cash and cash equivalents	(159)	1,171
Cash and cash equivalents at beginning of period	183	964
Cash and cash equivalents at end of period	$24	$2,135
Supplemental schedules of cash flow information
Cash paid during the quarter for:
Interest	$—	$21
Taxes paid	$—	$310
Supplemental disclosure of non-cash investing activities:
Change in fair value of marketable equity securities	$—	$(271)

The accompanying notes are an integral part of these unaudited Condensed Financial Statements.

NEOMAGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively “NeoMagic” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at August 2, 2009, the operating results for the three and six months ended August 2, 2009 and July 27, 2008 and the cash flows for the six months ended August 2, 2009 and July 27, 2008. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 25, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The Company does not believe its current cash and cash equivalents and investments will satisfy its projected cash requirements through the next twelve months and there exists substantial doubt about the Company’s ability to continue as a going concern. If the Company experiences a material shortfall versus its plan for fiscal 2010, it expects to take all appropriate actions to ensure the continuing operation of its business and to mitigate any negative impact on its cash position. The Company believes that it can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all. Beyond its second quarter fiscal 2010, the adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in re-establishing profitable operations and positive operating cash flows.

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

The Company’s operations consist primarily of supporting sales orders from its existing customers, collecting the resulting receivables from such sales orders, satisfying obligations, and administration of the corporation. Management will continue to look for funding from strategic partners and will seek further equity or debt financing from financial sources and other opportunities.

The results of operations for the three and six months ended August 2, 2009 are not necessarily indicative of the results that may be expected for the year ending January 31, 2010.

The second fiscal quarters of 2010 and 2009 ended on August 2, 2009 and July 27, 2008, respectively. The Company’s quarters generally have 13 weeks. The second quarters of fiscal 2010  and  2009 each had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2010 will have 53 weeks and fiscal 2009 had 52 weeks.

Subsequent Events

We evaluated subsequent events through September 15, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (SEC).

2.	Stock-Based Compensation

At August 2, 2009, the Company had several stock-based employee compensation plans, including stock option plans and employee stock purchase plans. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. The stock options generally vest over a four-year period, have a maturity of ten years from the issuance date, and have an exercise price equal to the closing price on the NASDAQ of the common stock on the date of grant. Generally, unvested options are forfeited 30 to 90 days from the date a Service Provider ceases to be a Service Provider, or in the case of death or disability, the post-exercise period may extend for a period of up to 12 months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At August 2, 2009, approximately 1,941,288,  151,275, and 2,800 shares of the Company’s registered common stock were reserved for issuance under the 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan, respectively.

In accordance with the 2003 Stock Plan (the “2003 Plan”), the Board of Directors may grant nonstatutory stock options and stock purchase rights to employees, consultants and directors. Incentive stock options may be granted only to employees. The 2003 Plan terminates in 2013. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the 2003 Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over a period of four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of August 2, 2009, no shares of common stock were subject to this repurchase provision. Other options granted under the 2003 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. As of  August 2, 2009 there were 580,731 options issued and outstanding under the 2003 Plan. The number of shares reserved under the 2003 Plan is subject to an automatic increase for unexercised forfeited shares subject to options issued under the 1993 Plan. As of August 2, 2009, the number of options outstanding under the 1993 Plan was 2,800.

Under the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), the Board of Directors may grant nonstatutory stock options to employees, consultants and officers. The 1998 Plan terminated automatically in June 2008.  No additional options may be granted under the 1998 Plan.  As of August 2, 2009 there were 151,275 options issued and outstanding under the 1998 Plan.

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

Under the 1993 Stock Plan (the “1993 Plan”), the Board of Directors may grant incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees, consultants and directors. The 1993 Plan terminated as to future grants in September 2003. The Board of Directors determined vesting provisions for stock purchase rights and options granted under the 1993 Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over a period of four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of August 2, 2009, no shares of common stock were subject to this repurchase provision. Other options granted under the 1993 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. Unexercised forfeited shares are transferable to the 2003 Plan as provided within the 2003 Plan.

The 2006 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At August 2, 2009, approximately 151,699 shares were available for future purchase under the 2006 Employee Stock Purchase Plan.

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

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the accompanying Consolidated Condensed Financial Statements for the three and six months ended August 2, 2009 and July27, 2008.

	Three Months Ended		Six Months Ended
	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008
Cost of revenue	$4	$11	$8	$19
Research and development	6	277	9	550
Selling, general and administrative	77	192	167	403
Total	$87	$480	$184	$972

For the six months ended August 2, 2009 and July 27, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $457 thousand and $4.2 million, respectively, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 1.92 years and 2.79 years for the six months ended August 2, 2009 and July 27, 2008, respectively, for stock options and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.

There was no outstanding compensation cost related to options to purchase common shares under the ESPP for the six months ended August 2, 2009 as the ESPP was suspended in July 2008.  For the six months ended July 27, 2008, there was no unrecognized compensation cost related to options to purchase common shares under the ESPP.

There were no net cash proceeds from the sales of common stock under employee stock purchase and stock option plans for the three and six months ended August 2, 2009.  Net cash proceeds from the sales of common stock under employee stock option and stock purchase plans was $70 thousand for the three and six months ended July 27, 2008. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the three and six months ended August 2, 2009 and July 27, 2008. In accordance with SFAS 123(R), the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Determining Fair Value

Valuation and amortization method – The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term for options granted  is based upon historical review. The Company believes that this method meets the requirements for SFAS 123(R). There were no options granted for the three and six months ended August 2, 2009.

Expected Volatility – The Company’s expected volatility for options granted is computed based on the Company’s historical stock price volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

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

Estimated Forfeiture – The estimated forfeiture rate was based on an analysis of the Company’s historical forfeiture rates. The estimated average forfeiture rate for the three and six months ended August 2, 2009 was 93.8% and 93.8% respectively.  The estimated average forfeiture rate for the three and six months ended July 27, 2008 was 23.75% and 33.86% respectively.

In the three months ended August 2, 2009 and July 27, 2008, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:  For the quarter ended August 2, 2009 there were no stock options granted or ESPP shares issued.

	Option Plans						Stock Purchase Plan
	Three Months Ended			Six Months Ended			Three Months Ended				Six Months Ended
	August 2, 2009		July 27, 2008	August 2, 2008		July 27, 2008	August 2, 2008		July 27, 2008		August 2, 2008		July 27, 2008
Risk-free interest rates	n/a	*	3.1%	n/a	*	1.8%	n/a	*	n/a	*	n/a	*	n/a	*
Volatility	n/a	*	1.05	n/a	*	0.94	n/a	*	n/a	*	n/a	*	n/a	*
Expected life of option in years	n/a	*	4.00	n/a	*	3.75	n/a	*	n/a	*	n/a	*	n/a	*

*
Effective July 2008, the Board of Directors temporarily suspended the ESPP program. As a result, no additional grants have been made for the ESPP program.  No additional stock options have been granted in the six months ended August 2, 2009.

Stock Options and Awards Activities

The following is a summary of the Company’s stock option activity under the stock option plans as of August 2, 2009 and related information:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 25, 2009	965,163	$6.11
Granted	0	$0
Exercised	0	$0
Forfeitures and cancellations	(230,357)	$7.95
Outstanding at August 2, 2009	734,806	$5.53	5.00	$0
Vested and Expected to Vest at August 2, 2009	549,657	$6.21	4.55	$0
Exercisable at August 2, 2009	549,410	$6.21	4.55	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.04 per share at July 31, 2009, the last market day of our fiscal quarter ended August 2, 2009, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. There were no in-the-money options exercisable as of August 2, 2009 and July 27, 2008.

The exercise prices for options outstanding and exercisable as of August 2, 2009 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(per share)	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$1.51 – 2.04	149	8.47	$1.51	53	$1.51
$2.05 – 2.40	156	5.67	$2.25	156	$2.25
$2.41 – 4.83	164	4.20	$4.65	125	$4.68
$4.84 – 6.56	155	3.18	$6.46	104	$6.41
$6.57 – 13.95	45	3.82	$12.83	45	$12.83
$13.96 and over	66	2.63	$17.34	66	$17.34
	735	5.00	$5.53	549	$6.21

3.	Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

	Three Months Ended		Six Months Ended
(in thousands except per share data)	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008
Numerator
Net loss	$(553)	$(7,168)	$(860)	$(2,306)

Denominator
Denominator for basic net loss per share, weighted average shares	12,571	12,520	12,571	12,488
Effect of dilutive securities:
Stock options outstanding
Denominator for diluted net loss per share, weighted average shares	12,571	12,520	12,571	12,488
Basic net loss per share	$(0.04)	$(0.57)	$(0.07)	$(0.18)
Diluted net loss per share	$(0.04)	$(0.57)	$(0.07)	$(0.18)

For the three and six months ended August 2, 2009 and July 27, 2008, respectively, basic net loss per share equals diluted net income per share since all options and warrants outstanding have an exercise price greater than the fair market value of our common stock as of those dates. During the three months ended August 2, 2009 and July 27, 2008, the Company excluded from the computation of basic and diluted loss per share options and warrants to purchase 3,216,526 and 5,281,719 shares of common stock, respectively, because the effect would be anti-dilutive. During the six months ended August 2, 2009 and July 27, 2008, the Company excluded from the computation of basic and diluted loss per share options and warrants to purchase 3,274,254 and 5,282,272 shares of common stock, respectively, because the effect would be anti-dilutive.

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

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of August 2, 2009 and January 25, 2009, and consists of the following (in thousands):

August 2, 2009 (unaudited)	Amortized Cost	Gross Unrealized Loss	Fair Value
Cash and cash equivalents:
Money market funds	$14	$—	$14
Bank accounts	9	—	9
Total	$24	$—	$24

January 25, 2009	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash and cash equivalents:
Money market funds	$14	$—	$14
Bank accounts	169	—	169
Total	$183	$—	$183

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of August 2, 2009 and the basis for that measurement (in thousands):

		(Level 1)
		Quoted Prices
		in Active Markets
	Balance as of	of Identical
	August 2, 2009	Assets
Money market funds	$14	$14
	$14	$14

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of August 2, 2009, the Company did not have any assets with valuations obtained from readily-available pricing sources for comparable instruments (Level 2 assets) or those without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

	August 2, 2009	January 25, 2009
	(unaudited)
	(in thousands)
Inventory consists of:
Raw materials	$2	$27
Work in process	—	31
Finished goods	14	40
Total	$16	$98

6.	Accumulated Other Comprehensive Loss

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders’ equity.

Net comprehensive loss includes the Company’s net income (loss), as well as accumulated other comprehensive loss on available-for-sale securities. Net comprehensive loss for the three and six months ended August 2, 2009 and July 27, 2008, respectively, is as follows (in thousands):

	Three Months Ended		Six Months Ended
	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008
Net loss	$(553)	$(7,168)	$(860)	$(2,306)
Net change in unrealized loss on available for sale securities	—	(44)	—	(271)
Net comprehensive loss	$(553)	$(7,212)	$(860)	$(2,577)

Total accumulated other comprehensive income was $0 at August 2, 2009 and July 27, 2008.

7.	Obligations Under Capital Leases

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

In July 2007, the Company offered holders of 2006 Warrants, the ability to amend their outstanding warrants. The amended 2006 Warrants are only exercisable on a net share settlement basis and are no longer cash exercisable. Since holders of amended 2006 warrants cannot make or execute a cash exercise, the Company will not be required to register the shares issued upon exercise of such amended warrants under any circumstances. Accordingly, as of July 27, 2007, the amended 2006 Warrants were no longer required to be classified as a liability under EITF 00-19 and were reclassified as equity. The Company completed its warrant exchange offer on July 27, 2007. At that time, 96% of all outstanding 2006 Warrants were amended, representing 1,200,000 shares of the 1,250,000 shares subject to warrants that had been available for amendment. One investor holding a warrant to purchase 50,000 shares chose not to participate. The 2006 Warrants were revalued on July 27, 2007, the date the warrant exchange offer was completed, and the Company recognized a loss on the change in fair value on revaluation of warrant liability of $248,000. The fair value of the 2006 Warrants was estimated to be $3.1 million. The $3.0 million value of the amended 2006 Warrants was reclassified to equity as of July 27, 2007 and the $0.1 million value of the 2006 Warrants that were not amended remained on the Company’s balance sheet as a liability of $730 as of August 2, 2009 and $85 as of January 25, 2009.

9.	Income Taxes

The Company maintained a full valuation allowance on its net deferred tax assets as of August 2, 2009. The valuation allowance was determined in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, or SFAS No. 109, which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

The Company has unrecognized tax benefits of approximately $2.3 million as of January 27, 2008, of which $571 thousand if recognized would result in a reduction of the Company’s effective tax rate. The Company recorded a decrease of its unrecognized tax benefits of approximately $0 and $296 thousand as of August 2, 2009 and July 27, 2008, respectively.

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

Commitments

In May 1996, the Company moved its principal headquarters to a facility in Santa Clara, California, under a non-cancelable operating lease that expired in April 2003.  In January 1998, the Company entered into a second non-cancelable operating lease for an adjacent building, which became its new corporate headquarters. This lease had a co-terminus provision with the original lease that expired in April 2003. In March 2002, the Company extended the term for 45,000 square feet under this lease for another seven years with a termination date of April 2010. In January 2009, the Company defaulted on its lease and vacated the premises. Upon a default of the lease, the Landlord has the right to proceed against the Company for, among other things, late fees, unpaid rent, attorney’s fees and costs and possession of the premises. In addition, the Landlord shall have the right to apply the Company’s security deposit of $176,500 to any rent or other amounts owed to the Landlord. Upon such application of the security deposit, the Company shall be required to deposit with the Landlord an amount sufficient to restore the security deposit to its original amount and the Company’s failure to timely restore the security deposit shall constitute a material breach of the lease.  Subsequent to our fiscal year ended January 25, 2009, we received a notice of breach of lease and have been sued by our Landlord.  In July 2009, the Company finalized negotiations with the landlord to settle the outstanding debt for $35,000 through three payments, with the last payment scheduled for

August 28, 2009.  If the Company fails to pay the outstanding liability in a timely manner, the entire contractual balance would become payable.  Subsequent to quarter ended August 2, 2009, the Company paid its obligation to the landlord.   In January 2009, the Company moved its principal headquarters to a facility in San Jose, California, under a non-cancelable operating lease that expires in January 2010. The Company leased offices in Israel and India under operating leases that expired in September 2008 and December 2008, respectively. During the quarter ended January 25, 2009 the leased offices in Israel and India were vacated. As of August 2, 2009, future minimum lease payments under operating leases are as follows:

(in thousands)
Fiscal 2010 (remaining five months)	$471
Fiscal 2011	277
Total minimum lease payments	$748

Design tool software licenses

We have commitments under time-based subscription licenses for design tool software of $285,000 as of August 2, 2009.  We have received notice from our vendor that we are in default of the license agreement and they are seeking the acceleration of an additional $285,000, which would be payable in October 2009.  The Company is currently in settlement negotiations with its design tool software vendor, but cannot provide assurance as to whether a settlement agreement can be reached on acceptable terms, or at all.

11.	Product Warranty

The Company generally sells its products with a limited warranty and a limited indemnification of customers against intellectual property infringement claims. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified claims based on historical activity. The accrual and the related expense for known claims was not significant as of and for the three and six month periods ended August 2, 2009 and July 27, 2008, due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims.

12.	Subsequent Events

As detailed in Contingencies (see Note 10), subsequent to our fiscal year ended January 25, 2009, we received a notice of breach of lease and have been sued by our landlord.  In July 2009, the Company finalized negotiations with the landlord to settle the outstanding debt for $35,000 through three payments, with the last payment scheduled for August 28, 2009.  If the Company fails to pay the outstanding liability in a timely manner, the entire contractual balance would become payable.

Subsequent to quarter ended August 2, 2009, the Company paid its obligation to the landlord.  Had the Company paid its obligation in full prior to quarter ended August 2, 2009, on a pro forma basis, the Company would have recorded, a gain on debt for the three and six months ended August 2, 2009 of $961 thousand and $985 thousand, respectively,  On a pro forma basis, the Company would have recorded a net income of $498 thousand and $191 thousand for the three and six months ended August 2, 2009, and an earnings per share of $0.04 and $0.02 for the three and six months ended August 2, 2009, respectively.

13.	Recent Accounting Pronouncements

In April 2009, the FASB released three FSPs intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”), provides additional guidelines for estimating fair value in accordance with SFAS157. FSP FAS 115-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2”), provides additional guidance related to the disclosure of impairment losses on securities and the accounting for impairment losses on debt securities. FSP 115-2 does not amend existing guidance related to other-than-temporary impairments of equity securities. FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”), increases the frequency of fair value disclosures. All of the aforementioned FSPs are effective for interim or annual periods that ended after June 15, 2009 and will be effective for the Company beginning with the second quarter of 2010. The adoption of these FSPs did not have a material impact on the Company’s results of operations, financial position or its financial statement disclosures as applicable.

In May 2009, the FASB issued FSP 165, “Subsequent Events” (“FAS 165”), which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  FAS 165 is for interim or annual periods that ended after June 15, 2009 and will be effective for the Company beginning with the second quarter of 2010. The adoption of FAS 165 did not have a material effect on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is effective for us beginning February 1, 2010. This Statement amends FIN 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We do not believe the adoption of this pronouncement will have a material impact on our financial statements.

In June 2009, the FASB Staff issued FASB Statement No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FAS Statement No. 162” (“FAS 168”), which is effective July 1, 2009 and will apply to all interim periods ending after September 15, 2009. FAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the single source of authoritative U.S. accounting and reporting standards applicable for all non-governmental entities, with the exception of guidance issued by the SEC and its staff. FAS 168 will amend the Company’s disclosure for references to accounting guidance to include reference to the applicable section of the Codification.

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

The second fiscal quarters of 2010 and 2009 ended on August 2, 2009 and July 27, 2008, respectively. The Company’s quarters generally have 13 weeks. The second quarter of fiscal 2010 had 13 weeks and the first quarter of fiscal 2009 had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2010 will have 53 weeks and fiscal 2009 had 52 weeks.

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

Results of Operations

Revenue

Net revenue was $448 thousand for the three months ended August 2, 2009, compared to $384 thousand for the three months ended July 27, 2008, and consisted entirely of net product revenue in both quarters.  Net product revenue increased in the second fiscal quarter of 2010 relative to the second fiscal quarter of 2009 primarily due to a $65 thousand increase in shipments of our MiMagic 3 applications processor, offset by a decrease in shipments of our MiMagic 6+ application processor of $1 thousand.  The increased shipments of our MiMagic 3 application processor were primarily due to increased shipments to Flextronics (formerly Solectron) for production in Singapore for use in an automated toll-collection system.  Net revenue was $856 thousand for the six months ended August 2, 2009, compared to $976 thousand for the six months ended July 27, 2008. There was no licensing revenue during any of the periods reported.  Net product revenue decreased during the six months ended August 2, 2009 relative to the six months ended July 27, 2008 primarily due to an approximately $371 thousand decrease in shipments of our MiMagic 3 applications processor, and due to an approximately $22 thousand decrease in shipments of our MiMagic 6+ applications processor. The overall decrease in shipments of our MiMagic 3 applications processor during the first and second quarters of fiscal 2010 relative to the same period in fiscal 2009 was driven by no shipments to Exadigm, partially offset by an increased demand from Flextronics, as previously noted. The decrease in shipments of our MiMagic 6+ applications processor during the first and second quarters of fiscal 2010 relative to the same period in fiscal 2009 was driven by no demand from Exadigm, as well as, no demand from Uni Precision.

Product sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 100% and 100% of product revenue in the three months ended August, 2009 and July 27, 2008, respectively. During the six months ended August 2, 2009 and July 27, 2008, product sales to customers located outside the United States accounted for 100% and 99% of product revenue, respectively.  During the first six months of fiscal 2010 and fiscal 2009, 100% and 85%, respectively, of our revenue resulted from the sale of our MiMagic 3 application processor to Flextronics (formerly Solectron) for production in Singapore for use in an automated toll-collection system. We expect that export sales will continue to represent the majority of our product revenue.

Our customer base can shift significantly from period to period as some customer programs end and new programs do not always emerge to replace them. In addition, new customers are often added from period to period. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area:

	Three Months Ended		Six Months Ended
	August 2, 2009	July 27, 2008	August 2, 2009	July 27, 2008
Singapore	100%	77%	100%	85%
Hong Kong	0%	17%	0%	7%
Korea	0%	6%	0%	7%
United States	0%	0%	0%	1%
	100%	100%	100%	100%

The following customers accounted for more than 10% of product revenue:

	Three Months Ended				Six Months Ended
	August 2, 2009		July 27, 2008		August 2, 2009		July 27, 2008
Flextronics	100%		77%		100%		85%
Uni Precision	*	%	17%		*	%	*	%
Neonode	*	%	*	%	*	%	*	%
Sejin Electron Inc.	*	%	*	%	*	%	*	%

*	represents less than 10% of net sales

Gross Profit (loss)

Gross profit was $257 thousand for the three months ended August 2, 2009 compared to a gross loss of $2,214 thousand for the three months ended July 27, 2008. The increase in gross profit is primarily due to a reduction in cost of our MM3 application processor for the three months ended August 2, 2009 compared to the three months ended July 27, 2008, which included charges of $2,353 thousand for the write-down of MiMagic 6+ and MiMagic 8 inventories to anticipated market value where ending on-hand quantities exceeded the foreseeable customer requirements due to shifts in market demand. This charge was partially offset by the sale of higher margin products for approximately $161 thousand and lower manufacturing overhead and variances from standard cost of approximately $98 thousand.  Gross profit was $498 thousand for the six months ended August 2, 2009 compared to a gross loss of $2,089 thousand for the six months ended July 27, 2008. The increase in gross profit for the first six months of fiscal 2010 as compared to the same period in fiscal 2009 was driven by the reasons stated above.

Research and Development Expenses

Our Research and Development for system products has been reduced to two internal employees in combination with external Contractors. Our development of chip products has been terminated.  Research and development expenses are primarily directed to development for the mobile television, wireless IP camera, picture frame, and multimedia-enriched handsets markets. Research and development expenses include compensation and associated costs relating to development personnel, outside engineering consulting, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and pre-production wafer costs. Research and development expenses were approximately $0 and $3.2 million for the three months ended August 2, 2009 and July 27, 2008, respectively. Research and development expenses decreased in the second quarter of fiscal 2010 compared to the first quarter of fiscal 2009 primarily due to decreased labor costs. For the six months ended August 2, 2009 and July 27, 2008, research and development expenses were ($497) thousand and $6.3 million, respectively. Research and development expenses decreased in the first six months of fiscal 2010 compared to the first six months of fiscal 2009 primarily due to decreased labor costs and patent related activity including cancellation of a patent transfer.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $889 thousand and $1.5 million for the three months ended August 2, 2009 and July 27, 2008, respectively. Sales, general and administrative expenses decreased primarily due to decreased labor costs, legal and audit fees, and operational expenses.  For the six months ended August 2, 2009 and July 27, 2008, sales, general and administrative expenses were $2.0 million and $3.2 million, respectively. The decrease in sales, general and administrative expenses was driven by lower compensation costs, legal and audit fees, and by lower facilities costs.

Gain on Sale of Patents

In the first quarter of fiscal 2009 we completed the sale of 18 non-essential patents, which included our embedded DRAM patents, and a patent application to Faust Communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non-exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products. The patents sold in the first quarter of fiscal 2009 do not relate to products NeoMagic currently sells or plans to sell. There were no patent sales in the first six months of fiscal 2010.

Restructuring Expenses

In the second fiscal quarter of 2009, our executive management approved and communicated to its employees a plan to terminate eleven full-time employees and five part-time employees, representing approximately 15% of the Company’s workforce, to reduce operating expenses and improve the Company’s cost structure. These actions are part of the Company’s strategy to create a more streamlined and effective business and cost structure. In conjunction with these restructuring activities, we recorded expenses of approximately $129 thousand, comprised of approximately $105 of severance related costs and approximately $20 thousand of contract termination expenses.  In the three and six months ended August 2, 2009,  the Company recorded ($67) thousand in restructuring charges for a reduction in compensation liability.

Stock Compensation

Stock compensation expense was $87 thousand and $480 thousand for the three months ended August 2, 2009 and July 27, 2008, respectively. For the first six months of fiscal 2010 and fiscal 2009, stock compensation expense was $184 thousand and $972 thousand, respectively. Stock compensation expense recorded in cost of revenues, research and development expenses and selling, general and administrative expenses for the three and six months ended August 2, 2009 and July 27, 2008, is the amortization of the fair value of share-based payments made to employees and members of our board of directors in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of SFAS No. 123 (R) on the first day of fiscal 2007 (See Note 2). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.

Interest Income and Other

The Company earns interest on its cash and short-term investments.  There was minimal interest and other income for the three and six months ended August 2, 2009.  For the three and six months ended July 27, 2008, the Company earned interest and other income of $30 thousand and $101 thousand, respectively. The decrease is primarily due to lower average cash and short-term investment balances and decreased interest rates.

Interest Expense

The Company incurred minimal interest expense for the three and six months ended August 2, 2009.  Interest expense for the three and six months ended July 27, 2008 was $9 thousand and $19 thousand, respectively. Interest expense recorded in the first and second quarters of fiscal 2009 represents interest on our capital lease obligations (See Note 7). The decreased interest expense is due to declining principal balances.

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

Gain from Change in Fair Value of Warrant Liability

The Company recorded an immaterial gain of less than $1 thousand for the quarter ended August 2, 2009 for the change in fair value on revaluation of its warrant liability associated with its warrants issued on December 6, 2006 (the “2006 Warrants”).  The Company recorded a gain of $9 thousand for the quarter ended July 27, 2008, for the change in fair value on revaluation of its warrant liability associated with its 2006 Warrants. For the first six months of fiscal 2010 and fiscal 2009, the Company recorded a gain of $0 and $34 thousand, respectively. The Company is required to revalue certain of the 2006 Warrants at the end of each reporting period and reflect in the statement of operations a gain or loss for the change in fair value of the warrant liability in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model (see Note 8). Following the warrant exchange in the second quarter of fiscal 2008, the number of 2006 Warrants subject to quarterly re-evaluation has decreased from warrants to purchase 1,250,000 shares to a warrant to purchase 50,000 shares, which significantly decreased the magnitude of the revaluation for the first six months of fiscal 2009.

Gain on Debt

The Company recorded a gain on debt for the three and six months ended August 2, 2009 of $12 thousand and $36 thousand, respectively.  The Company is in negotiations with its creditors to settle its outstanding liabilities as the Company does not believe its current cash and cash equivalents and investments will not satisfy its projected cash requirements through the next twelve months and there exists substantial doubt about the Company’s ability to continue as a going concern. The Company believes this to be an appropriate action to ensure the continuing operation of its business.

Income Taxes

 The Company did not incur an income tax expense in the three and six months ended August 2, 2009.  We did not record a provision for domestic income taxes in the six months of fiscal 2010, as we anticipate either an operating loss for the fiscal year or utilization of net operating losses. Income tax expense was $15 thousand for the three months ended July 27, 2008 and for the first six months of fiscal 2009, income tax expense was $23 thousand. We recorded tax provisions of $15 thousand, notwithstanding incurring losses before income taxes of $7.1 million and $2.3 million, in the three and six months ended July 27, 2008, respectively, primarily due to foreign income taxes. We did not record a provision for domestic income taxes in the first or second quarters of fiscal 2009, as we anticipated an operating loss for the fiscal year.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments decreased by $159 thousand in the three months ended August 2, 2009 to $24 thousand from $183 thousand at January 25, 2009.

The Company does not believe its current cash and cash equivalents and investments will satisfy its projected cash requirements through the next twelve months and there exists substantial doubt about the Company’s ability to continue as a going concern. If the Company experiences a material shortfall versus its plan for fiscal 2010, it expects to take all appropriate actions to ensure the continuing operation of its business and to mitigate any negative impact on its cash position. The Company believes that it can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all. Beyond its second quarter fiscal 2010, the adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in re-establishing profitable operations and positive operating cash flows.

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

Cash and cash equivalents used in operating activities was $159 thousand for the six months ended August 2, 2009 and $8.6 million for the six months ended July 27, 2008. The net cash used in operating activities for the six months ended August 2, 2009 was primarily due to net loss of $860, which included an increase in accounts payable of $420 thousand, an increase in compensation related benefits liability of $203 thousand, and non-cash stock based compensation of $184 thousand, partially offset by a gain on debt forgiveness of $36 thousand and an increase of $200 thousand in accounts receivable.  The net cash used in operating activities for the six months ended July 27, 2008 was primarily due to net losses of $2.3 million reduced by the non-operating gain on the sale of patents of $9.5 million, which were partially offset by non-cash charges for inventory write-downs of $2.4 million, stock-based compensation expenses of $1.0 million and depreciation expenses of $0.2million. Requirements for working capital assets and liabilities drove cash usage in operations of approximately $0.5 million, comprised of a decrease in accounts payable of $0.4 million, a decrease in income taxes payable of $0.3 million and an increase in inventory of $0.2 million, partially offset by a decrease in accounts receivable of $0.3 million.

There was minimal cash provided by investing activities for the six months ended August 2, 2009. The net cash provided by investing activities for the six months ended July 27, 2008 was primarily due to the net proceeds from the sale of patents of $9.5 million and the and the maturities of short-term investments of $3.5 million, partially offset by net purchases of short-term investments of $3.0 million.

There was no cash used in financing activities for the three and six months ended August 2, 2009. Net cash used in financing activities was $ 0.1 million for the three months and six months ended July 27, 2008. The net cash used in financing activities for the three months ended July 27, 2008 was due to payments on capital lease obligations of $0.2 million partially offset by net proceeds the issuance of common stock of $0.1 million.

On September 30, 2008, the Company received notice from the Landlord for its facility lease that the Company would be in default of its lease if rent payment arrearages were not paid within five days of the date of notice. Such rent payment arrearages were not paid by the Company within five days of the date of notice and are not paid as of the date of this filing. Therefore, the Company is in default of it’s headquarter facility lease agreement. Upon a default of the lease, the Landlord has the right to proceed against the Company for, among other things, late fees, unpaid rent, attorney’s fees and costs and possession of the premises. In addition, the Landlord shall have the right to apply the Company’s security deposit of $176,500 to any rent or other amounts owed to the Landlord. Upon such application of the security deposit, the Company shall be required to deposit with the Landlord an amount sufficient to restore the security deposit to its original amount and the Company’s failure to timely restore the security deposit shall constitute a material breach of the lease.  Subsequent to our fiscal year ended January 25, 2009, we received a notice of breach of lease and have been sued by our Landlord.   In July 2009, the Company finalized negotiations with the landlord to settle the outstanding debt for $35,000 through three payments, with the last payment scheduled for August 28, 2009.  If the Company fails to pay the outstanding liability in a timely manner, the entire contractual balance would become payable.  Subsequent to quarter ended August 2, 2009 the Company paid its obligation to the landlord.

We lease certain software licenses under capital leases. In January 2009, the Company settled in full its outstanding obligation under capital leases of $420 thousand for a cash payment of $25,000.

Since October 2008, the remaining Company employees have not been fully paid their earned salaries. As of August 2, 2009, the Company was approximately 26 weeks in arrears on salary payments to current employees. This represents a salary liability of $439,000. In addition the Company had a vacation liability for current employees of $107,000 and $118,000 for terminated employees. The Board of Directors has modified the Company’s vacation policy so the current employees no longer accrue vacation.

Contractual Obligations

The following summarizes the Company’s contractual obligations at August 2, 2009, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	Fiscal Year
	2010	2011	Thereafter	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$471	$277	$—	$748
Design tool software licenses	285	—		285
Non-cancelable purchase orders	—	—	—	—
Total contractual cash obligations	$756	$277	$—	$1,033

We have commitments under time-based subscription licenses for design tool software of $285,000 as of August 2, 2009.  We have received notice from our vendor that we are in default of the license agreement and they are seeking the acceleration of an additional $285,000, which would be payable in October 2009.  The Company is currently in settlement negotiations with its design tool software vendor, but cannot provide assurance as to whether a settlement agreement can be reached on acceptable terms, or at all.

Off-Balance Sheet Arrangements

As of August 2, 2009, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

Please refer to Note 12 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our Chief Executive Officer, who is our (Acting) Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer, who is also our (Acting) Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of August 2, 2009.

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

We Need Additional Capital and We Have Substantially Reduced our Operating Activities

At August 2, 2009, we had $24 thousand in cash and cash equivalents and $241 thousand in accounts receivable. We believe that this level of cash, cash equivalents and accounts receivable is not sufficient to maintain continuing operations at current levels. We have been unable to raise additional capital to fund operating activities and have ceased efforts to do so. The adequacy of our resources will depend largely on our ability to achieve positive operating cash flows principally through reductions in expenditures. These uncertainties raise substantial doubt about our ability to continue as a going concern. We are in the process of taking actions to achieve further reductions in our operating expenses. We also believe that we can take actions to generate cash by selling or licensing intellectual property.

We are not generating sufficient cash from the sale of our products to support our operations and have been incurring significant losses. We have been funding our operations primarily with the cash proceeds of the sale of our MM3 application processor. We expect to incur additional losses and may have negative operating cash flows through the end of our third fiscal quarter in October 2009 and beyond. Unless we are able to decrease expenses and increase sales, we will not have sufficient cash to support our operations and may be forced to file for bankruptcy. We have taken steps to restructure our operations and reduce our monthly operational cash expenditures. In February 2009, the Board of Directors decided to cease operations in NeoMagic Israel and NeoMagic India. These two entities no longer had employees.

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

We Have a Limited Customer Base

In the first six month of fiscal 2010, one customer accounted for 100% of our product revenue. In each of the last two fiscal years, three customers have accounted for over two-thirds of our product revenue. In fiscal 2009, one customer accounted for 90% of product revenue. In fiscal 2008, the top three customers accounted for 50%, 20%, and 14%, respectively, of product revenue.  There was no licensing revenue in fiscal 2010 to date, nor in 2009 and 2008. We expect that a small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future. Furthermore, the majority of our sales were made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

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

Effective on January 9, 2009 the Company’s Chief Financial Officer, Steven Berry, resigned.  No replacement has been hired and the Chief Executive Officer also holds the position of (Acting) Chief Financial Officer.   In addition, the Company has significantly reduced its financial accounting staff which could decrease the effectiveness of its internal control over financial reporting.

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

We May Encounter Inventory Excess or Shortage

To have product inventory to meet potential customer purchase orders, we place purchase orders for semiconductor wafers from our manufacturer in advance of having firm purchase orders from our customers.  If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in an inventory write-down affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time to time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just-in-time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2009 of $3.6 million and in fiscal 2008 of $0.4 million. We wrote-down $28 thousand of inventory during the six months ended August 2, 2009.  Significant write-downs for excess inventory did occur in fiscal 2009, which had a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

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

Uncertainty Regarding Future Licensing Revenue and Gain on Sale of Patents

Patents sold in prior fiscal years related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our newer MiMagic products. We cannot assure you that we will be able to generate any future licensing revenue or gains on sales of patents from our remaining 15 patents as August 2, 2009, or from any future patents that we will own or have the right to license. The licensing agreement with Sony may be the only licensing agreement that we ever complete and the patent sales noted above may be the only patent sales we complete. Furthermore, if we should in the future complete an agreement to license or sell our patents, we cannot assure you that the proceeds we receive from such transaction will be as significant as the proceeds we received from Sony and Faust.

We Depend on Qualified Personnel

Our future success depends in part on the continued service of our remaining personnel, and our ability to identify, hire and retain additional personnel to serve potential customers in our targeted markets. There is strong competition for qualified personnel in the semiconductor industry, and we cannot assure you that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. We have experienced the loss of personnel both through headcount reductions and attrition. In the past two years we have lost some of our executive management, including Jeffery Blanc (Vice President, Worldwide Sales), Pierre-Yves Couteau (Vice President of Marketing), Deepraj Puar (Vice President of Operations), and Scott Sullinger (CFO). Steve Berry joined NeoMagic on August 6, 2007 as CFO. Mr. Berry left the Company in January 2009 and as of August 2, 2009 our Chief Executive Officer, has been filling that position.

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

In addition, our future success will depend in part on our ability to identify and retain qualified individuals to serve on our board of directors. We believe that maintaining a board of directors comprised of qualified members is critical given the current status of our business and operations. Moreover, SEC and Nasdaq Capital Market rules require that three independent board members serve on our audit committee. Any inability on our part to identify and retain qualified board members could have a material adverse effect on our business and we have been delisted from the Nasdaq Capital Market. Our stock currently is trading on the Bulletin Board “pink sheet”.

Since October 2008, the remaining Company employees have not been fully paid their earned salaries. As of August 2, 2009, the Company was approximately 26 weeks in arrears on salary payments to current employees. This represents a salary liability of $439,000. In addition the Company had a vacation liability for current employees of $107,000 and $118,000 for terminated employees. The Board of Directors has modified the Company’s vacation policy so the current employees no longer accrue vacation.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of August 2, 2009, we had been issued and held 15 patents. These issued patents are scheduled to expire between 2014 and 2025. In February 2008 we sold 18 patents and one patent application to Faust Communications, LLC for net proceeds of $9.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our newer MiMagic and NeoMobileTV products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 100% and 99% of our product revenue for the six months ended August 2, 2009 and July 27, 2008, respectively.

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

Our Stock Price May Be Volatile

The market price of our Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. For example, during the quarter ended August 2, 2009, the highest closing sale price per share was $0.10 and the lowest was less than $0.01 per share. During the quarter ended July 27, 2008, the highest closing sale price per share was $0.93 and the lowest was $0.15 per share. The market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of our Common Stock could be subject to significant fluctuations in response to various factors, including sales of our common stock, quarter-to-quarter variations in our anticipated or actual operating results, announcements of new products, technological innovations or setbacks by us or our competitors, general conditions in the semiconductor industry, unanticipated shifts in the markets for mobile phones and other handheld devices or changes in industry standards, losses of key customers, litigation commencement or developments, the impact of our financing activities, including dilution to shareholders, changes in or the failure by us to meet estimates of our performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. In future quarters, our operating results may be below the expectations of public market analysts or investors.

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

September 15, 2009

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