Form 10-Q
period 2009-11-01
NEOMAGIC CORP
filed 2009-12-15
CIK 1030485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2009

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at November 1, 2009 was 38,051,394.

NEOMAGIC CORPORATION
FORM 10-Q

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NEOMAGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
Net revenue	$348	$500	$1,204	$1,476
Cost of revenue	174	1,468	532	4,533
Gross profit (loss)	174	(968)	672	(3,057)
Operating expenses:
Research and development	131	1,359	(366)	7,615
Sales, general and administrative	269	1,203	2,252	4,474
Restructuring expense	(282)	1,516	(349)	1,645
Gain on sale of patents	—	—	—	(9,500)
Total operating expenses	118	4,078	1,537	4,234
Operating income (loss)	56	(5,046)	(865)	(7,291)
Other income (expense), net:
Interest income and other	—	69	25	170
Interest expense	—	(7)	—	(26)
Loss on marketable equity securities	—	(37)	—	(191)
Gain (loss) from change in fair value of warrant liability	(7)	4	(7)	38
Gain on debt forgiveness	2,456	—	2,492	—
Profit (loss) before income taxes	2,505	(5,017)	1,645	(7,300)
Income tax provision	—	4	—	27
Net income (loss)	$2,505	$(5,021)	$1,645	$(7,327)

Basic net income (loss) per share:	$0.14	$(0.40)	$0.12	$(0.59)
Diluted net income (loss) per share:	$0.14	$(0.40)	$0.12	$(0.59)
Weighted average shares common shares outstanding – basic	17,313	12,571	14,112	12,517
Weighted average shares common shares outstanding –diluted	17,313	12,571	14,112	12,517

The accompanying notes are an integral part of these unaudited Condensed Financial Statements.

NEOMAGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands except per share data)

	November 1, 2009 (unaudited)	January 25, 2009
ASSETS
Current assets:
Cash and cash equivalents	$354	$183
Accounts receivable, less allowance for doubtful accounts of $8 at November 1, 2009 and $0 at January 25, 2009	127	41
Inventory, net	68	98
Prepaid deposits	—	176
Prepaid expense	17	23
Other current assets	—	14
Total assets	$566	$535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$557	$2,009
Compensation and related benefits	328	1,483
Income taxes payable	104	104
Other accruals	225	259
Total current liabilities	1,214	3,855
Commitments and contingencies (Note 11)
Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares—2,000,000
Issued and outstanding shares – none at November 1, 2009 and January 25, 2009	-	-
Common stock, $.001 par value: Authorized shares—100,000,000 Issued and outstanding shares – 38,051,394 at November 1, 2009 and 12,570,914 at January 25, 2009	65	40
Additional paid-in-capital	124,372	123,371
Accumulated deficit	(125,085)	(126,731)
Total stockholders’ deficit	(648)	(3,320)
Total liabilities and stockholders’ deficit	$566	$535

The accompanying notes are an integral part of these unaudited Condensed Financial Statements.

 NEOMAGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)
	Nine Months Ended
	November 1, 2009	October 26, 2008
	(in thousands)
Operating activities:
Net income (loss)	$1,645		$(7,327)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	—		830
Decrease in patents payable	(270)		—
Gain on sale of patents	—		(9,500)
Change in fair value on revaluation of warrant liability	7		(38)
Gain on debt forgiveness	(2,492)		—
Gain on sale of property, plant and equipment	—		(25)
Loss on marketable equity securities	—		191
Net write-down on inventory	—		3,417
Stock-based compensation	267		1,138
Provision for allowance for bad debts	8		12
Changes in operating assets and liabilities:
Accounts receivable	(94)		375
Inventory	30		56
Prepaid and other current assets	6		354
Long-term prepaid and other assets	—		75
Accounts payable	347		48
Compensation and related benefits	(298)		141
Income taxes payable	—		(287)
Other accruals and other long-term liabilities	281		(27)
Net cash used in operating activities	(563)		(10,567)
Investing activities
Proceeds from sale of patents	—		9,500
Purchases of property, plant and equipment	—		(138)
Proceeds from sale of property, plant and equipment	—		25
Purchases of short-term investments	—		(2,991)
Maturities of short-term investments	—		3,491
Net cash provided by investing activities	—		9,887
Financing activities
Payments on capital lease obligations	—		(235)
Net proceeds from issuance of common stock, net of financing cost	734		70
Net cash provided by (used in) activities	734		(165)
Net increase / (decrease) in cash and cash equivalents	171		(845)
Cash and cash equivalents at beginning of period	183		964
Cash and cash equivalents at end of period	$354		$119
Supplemental schedules of cash flow information
Cash paid during the quarter for:
Interest	$—		$28
Taxes paid	$—		$314
Supplemental disclosure of non-cash investing activities:
Change in fair value of marketable equity securities	$—		$(271)
Issuance of common stock related to debt settlement	$25	$

The accompanying notes are an integral part of these unaudited Condensed Financial Statements.

NEOMAGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively “NeoMagic” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at November 1, 2009, the operating results for the three and nine months ended November 1, 2009 and October 26, 2008 and the cash flows for the nine months ended November 1, 2009 and October 26, 2008. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 25, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission.

The Company believes its current cash and cash equivalents and investments will not satisfy its projected cash requirements through the next twelve months and there exists substantial doubt about the Company’s ability to continue as a going concern. If the Company experiences a material shortfall versus its plan for fiscal 2010, it will endeavor to take all appropriate actions to continue operation of its business and to mitigate any negative impact on its cash position. The Company believes that it can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all. Beyond its third quarter of fiscal 2010, the adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in re-establishing profitable operations and positive operating cash flows.

In September 24, 2008, the Company ceased efforts to raise additional capital. As a result, NeoMagic proceeded with efforts to substantially reduce its operating activities and reduce its on-going expenditures by terminating employment for substantially all of its operational and engineering employees. Additionally, in September 2008, the remaining independent members of the Company’s board of directors resigned as directors of NeoMagic Corporation, and in January 2009, our Chief Financial Officer, resigned his position with the Company.

 In February 2009, the Board of Directors discontinued its business operations in Israel and India. In accordance with the guidance provided by ASC 810-10 (formerly ARB 51) and beginning with the third fiscal quarter of fiscal year 2010, the Company will no longer consolidate the financial statements of our previous subsidiaries in Israel and India.

On October 16, 2009, the Company closed a private equity financing.  The financing  provided that the Company will use the proceeds from the sale of the Securities for general corporate purposes, including general and administrative expenses and payment of outstanding liabilities, and not to redeem or repurchase the Company's Securities. The Company sold and issued the Shares and the Class A and Class B Warrants for an aggregate offering price of $752 thousand. After deducting offering costs, net cash proceeds received by the Company were $734 thousand.  The Company has concluded that the Employee Investors did not receive value in excess of the amounts invested, and consequently has not recorded a compensation expense related to the transaction.  The Company intends to secure an independent valuation to support this conclusion.  (See Note 8 – Equity Financing).

During its third fiscal quarter, the Company appointed three new members to its Board of Directors.  As of the end of its third fiscal quarter, the Company had not replaced its Chief Financial Officer.  Subsequent to its third fiscal quarter ended November 1, 2009, the Company retained an Acting Chief Financial Officer.

The Company’s operations consist primarily of supporting its existing customers, developing new products,  and administration of the corporation. Management will focus on new product sales and will continue to look for funding from strategic partners and will seek further equity or debt financing from financial sources and other opportunities.

The results of operations for the three and nine months ended November 1, 2009 are not necessarily indicative of the results that may be expected for the year ending January 31, 2010.

The third fiscal quarters of 2010 and 2009 ended on November 1, 2009 and October 26, 2008, respectively. The Company’s quarters generally have 13 weeks. The third quarters of fiscal 2010 and 2009 each had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2010 will have 53 weeks and fiscal 2009 had 52 weeks.

Subsequent Events

We evaluated subsequent events through December 15, 2009, the date this Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission (SEC).

2.	Stock-Based Compensation

At November 1, 2009, the Company had several stock-based employee compensation plans, including stock option plans and employee stock purchase plans. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Plan, the Amended 1998 Non-Statutory Stock Option Plan, and 1993 Stock Option Plan. The stock options generally vest over a four-year period, have a maturity of ten years from the issuance date, and have an exercise price equal to the closing price on the NASDAQ of the common stock on the date of grant. Generally, unvested options are forfeited 30 to 90 days from the date a Service Provider ceases to be a Service Provider, or in the case of death or disability, the post-exercise period may extend for a period of up to 12 months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At November 1, 2009, approximately 1,941,288,  148,921, and 2,800 shares of the Company’s registered common stock were reserved for issuance under the 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan, respectively.

 In accordance with the 2003 Stock Plan (the “2003 Plan”), the Board of Directors may grant nonstatutory stock options and stock purchase rights to employees, consultants and directors. Incentive stock options may be granted only to employees. The 2003 Plan terminates in 2013. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the 2003 Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over a period of four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, under the terms of the 2003 Plan, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of November 1, 2009, no shares of common stock were subject to this repurchase provision. Other options granted under the 2003 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. As of November 1, 2009, there were 578,408 options issued and outstanding under the 2003 Plan. The number of shares reserved under the 2003 Plan is subject to an automatic increase for unexercised forfeited shares subject to options issued under the 1993 Plan. As of November 1, 2009, the number of options outstanding under the 1993 Plan was 2,800.

Under the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), the Board of Directors may grant nonstatutory stock options to employees, consultants and officers. The 1998 Plan terminated automatically in June 2008.  No additional options may be granted under the 1998 Plan.  As of November 1, 2009 there were 148,921 options issued and outstanding under the 1998 Plan.

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

Under the 1993 Stock Plan (the “1993 Plan”), the Board of Directors may grant incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees, consultants and directors. The 1993 Plan terminated as to future grants in September 2003. The Board of Directors determined vesting provisions for stock purchase rights and options granted under the 1993 Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over a period of four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of November 1, 2009, no shares of common stock were subject to this repurchase provision. Other options granted under the 1993 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. Unexercised forfeited shares are transferable to the 2003 Plan as provided within the 2003 Plan.

The 2006 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At November 1, 2009, approximately 151,699 shares were available for future purchase under the 2006 Employee Stock Purchase Plan.

Adoption of ASC 718 (Formerly SFAS No. 123(R))

Effective January 30, 2006, the Company adopted ASC 718, “Share-Based Payment”, (formerly SFAS No. 123 (revised 2004)),  which requires the Company to measure the cost of employee services received in exchange for all equity awards granted under its stock option plans and employee stock purchase plans based on the fair market value of the award as of the grant date. The Company has adopted ASC 718 using the modified prospective application method of adoption that requires the Company to record compensation cost related to unvested stock awards as of January 30, 2006 by recognizing the unamortized grant date fair value of these awards over the remaining service periods of those awards with no change in historical reported earnings. Awards granted after January 30, 2006 are valued at fair value in accordance with provisions of ASC 718 and recognized on a ratable basis over the service periods of each award. The Company began using estimated forfeiture rates in the first quarter of 2007 based on its historical experience.

Stock Compensation Expense

The following table shows total stock-based compensation expense included in the accompanying Consolidated Condensed Financial Statements for the three and nine months ended November 1, 2009 and October 26, 2008.

	Three Months Ended		Nine Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
Cost of revenue	$4	$4	$12	$23
Research and development	4	37	13	587
Selling, general and administrative	76	125	242	528
Total	$84	$166	$267	$1,138

For the nine months ended November 1, 2009 and October 26, 2008, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $368 thousand and $3.7 million, respectively, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 1.72 years and 2.57 years for the nine months ended November 1, 2009 and October 26, 2008, respectively, for stock options and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.

There was no outstanding compensation cost related to options to purchase common shares under the ESPP for the nine months ended November 1, 2009 as the ESPP was suspended in July 2008.  For the nine months ended October 26, 2008, there was no unrecognized compensation cost related to options to purchase common shares under the ESPP.

There were no net cash proceeds from the sales of common stock under employee stock purchase and stock option plans for the three and nine months ended November 1, 2009.  Net cash proceeds from the sales of common stock under employee stock option and stock purchase plans was $70 thousand for the three and nine months ended October 26, 2008. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the three and nine months ended November 1, 2009 and October 26, 2008. In accordance with ASC 718, the Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Determining Fair Value

Valuation and amortization method – The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term – The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term for options granted is based upon historical review. The Company believes that this method meets the requirements for ASC 718. There were no options granted for the three and nine months ended November 1, 2009.

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

Estimated Forfeiture – The estimated forfeiture rate was based on an analysis of the Company’s historical forfeiture rates. The estimated average forfeiture rate for the three and nine months ended November 1, 2009 was 93.8% and 93.8%, respectively.  The estimated average forfeiture rate for the three and nine months ended October 26, 2008 was 76.08% and 55.28% respectively.

In the three months ended November 1, 2009 and October 26, 2008, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:  For the three and nine months ended November 1, 2009, there were no stock options granted or ESPP shares issued.

	Option Plans						Stock Purchase Plan
	Three Months Ended			Nine Months Ended			Three Months Ended				Nine Months Ended
	November 1, 2009		October 26, 2008	November 1, 2009		October 26, 2008	November 1, 2009		October 26, 2008		November 1, 2009		October 26, 2008
Risk-free interest rates	n/a	*	0.69%	n/a	*	1.75%	n/a	*	n/a	*	n/a	*	n/a	*
Volatility	n/a	*	1.88	n/a	*	0.96	n/a	*	n/a	*	n/a	*	n/a	*
Expected life of option in years	n/a	*	4.00	n/a	*	3.76	n/a	*	n/a	*	n/a	*	n/a	*

*
Effective July 2008, the Board of Directors temporarily suspended the ESPP program. As a result, no additional grants have been made for the ESPP program.  No additional stock options have been granted in the nine months ended November 1, 2009.

Stock Options and Awards Activities

The following is a summary of the Company’s stock option activity under the stock option plans as of November 1, 2009 and related information:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 25, 2009	965,163	$6.11
Granted	0	$0
Exercised	0	$0
Forfeitures and cancellations	(235,034)	$7.87
Outstanding at November, 2009	730,129	$5.54	4.78	$0
Vested and Expected to Vest at November 1, 2009	572,260	$6.13	4.37	$0
Exercisable at November 1, 2009	572,138	$6.13	4.37	$0

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.16 per share at October 30, 2009, the last market day of our fiscal quarter ended November 1, 2009, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. There were no in-the-money options exercisable as of November 1, 2009 and October 26, 2008.

The exercise prices for options outstanding and exercisable as of November 1, 2009 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(per share)	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$1.51 – 2.04	148	8.26	$1.51	62	$1.51
$2.05 – 2.40	154	5.49	$2.26	154	$2.26
$2.41 – 4.83	164	3.96	$4.65	134	$4.68
$4.84 – 6.56	153	2.96	$6.46	111	$6.42
$6.57 – 13.95	45	3.57	$12.83	45	$12.83
$13.96 and over	66	2.39	$17.34	66	$17.34
	730	4.78	$5.54	572	$6.13

3.	Income (Loss) Per Share

The following data shows the amounts used in computing income (loss) per share and the effect on the weighted-average number of shares of diluted potential common stock.

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
Numerator
Net income (loss)	$2,505	$(5,021)	$1,645	$(7,327)

Denominator
Denominator for basic net income (loss) per share, weighted average shares	17,313	12,571	14,112	12,517
Effect of dilutive securities:
Stock options outstanding	—	—	—	—
Denominator for diluted net income (loss) per share, weighted average shares	17,313	12,571	14,112	12,517
Basic net income (loss) per share	$0.14	$(0.40)	$0.12	$(0.59)
Diluted net income (loss) per share	$0.14	$(0.40)	$0.12	$(0.59)

For the three and nine months ended November 1, 2009 and October 26, 2008, respectively, basic net income (loss) per share equals diluted net income per share since all options and warrants outstanding have an exercise price greater than the fair market value of our common stock as of those dates. During the three months ended November 1, 2009 and October 26, 2008, the Company excluded from the computation of basic and diluted income (loss) per share options and warrants to purchase 48,100,918 and 4,740,102 shares of common stock, respectively, because the effect would be anti-dilutive. During the nine months ended November 1, 2009 and October 26, 2008, the Company excluded from the computation of basic and diluted income (loss) per share options and warrants to purchase 48,141,487 and 5,098,946 shares of common stock, respectively, because the effect would be anti-dilutive.

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

All cash equivalents and short-term investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of November 1, 2009 and January 25, 2009, and consists of the following (in thousands):

November 1, 2009 (unaudited)	Amortized Cost	Gross Unrealized Loss	Fair Value
Cash and cash equivalents:
Money market funds	$14	$—	$14
Bank accounts	340	—	340
Total	$354	$—	$354

January 25, 2009	Amortized Cost	Gross Unrealized Gain	Fair Value
Cash and cash equivalents:
Money market funds	$14	$—	$14
Bank accounts	169	—	169
Total	$183	$—	$183

Fair Value of Financial Instruments

On January 28, 2008, the Company adopted ASC 820 (formerly SFAS 157,  “Fair Value Measurements”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. ASC 820 applies whenever other statements require or permit assets or liabilities to be measured at fair value. ASC 820 is effective for the Company beginning January 28, 2008, except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis, for which application has been deferred for one year.

The Company utilizes the market approach to measure fair value for its financial assets and liabilities. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets or liabilities.

ASC 820 includes a fair value hierarchy that is intended to increase consistency and comparability in fair value measurements and related disclosures. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon their own market assumptions. The fair value hierarchy consists of the following three levels:

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of November 1, 2009 and the basis for that measurement (in thousands):

		(Level 1)
		Quoted Prices
		in Active Markets
	Balance as of	of Identical
	November 1, 2009	Assets
Money market funds	$14	$14
	$14	$14

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of November 1, 2009, the Company did not have any assets with valuations obtained from readily-available pricing sources for comparable instruments (Level 2 assets) or those without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

ASC 820 also became effective the first quarter of fiscal 2009. This option was not chosen, so marketable securities continue to be accounted for as available-for-sale securities under ASC 320 (formerly SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”).

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

	November 1, 2009	January 25, 2009
	(unaudited)
	(in thousands)
Inventory consists of:
Raw materials	$—	$27
Work in process	65	31
Finished goods	3	40
Total	$68	$98

6.	Accumulated Other Comprehensive Loss

Unrealized gains or losses on the Company’s available-for-sale securities are included in comprehensive loss and reported separately in stockholders’ equity.

Net comprehensive income (loss) includes the Company’s net income (loss), as well as accumulated other comprehensive income (loss) on available-for-sale securities. Net comprehensive loss for the three and nine months ended November 1, 2009 and October 26, 2008, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	November 1, 2009	October 26, 2008	November 1, 2009	October 26, 2008
Net income (loss)	$2,505	$(5,021)	$1,645	$(7,327)
Net change in unrealized loss on available for sale securities	—	—	—	(271)
Net comprehensive income (loss)	$2,505	$(5,021)	$1,645	$(7,598)

Total accumulated other comprehensive income (loss) was $0 at November 1, 2009 and January 25, 2009.

7.	Obligations Under Capital Leases

In January 2007, the Company entered into a new capital lease to replace an expiring lease for software licenses used in the design of its semiconductor products. Obligations under capital leases represent the present value of future payments under the lease agreements.

The capital leases were fully amortized as of January 25, 2009, due to the restructuring activities in fiscal 2009 and the discontinuation of semiconductor development efforts utilizing the capitalized software.

In January 2009, the Company settled in full its outstanding obligation under capital leases of $420 thousand for a cash payment of $25 thousand.

8.	Equity Financing

On October 12, 2009, the Company entered into a Stock Purchase Agreement with Attiva Capital Partners, Ltd.; Bluestone Financial Ltd., and Mediastone LLC, ( collectively, the "Investors"),  pursuant to which the Company sold to the Investors an aggregate of  20,000,000 shares of restricted unregistered Common Stock at $0.03 per share, for a total consideration of $600,000.  In connection with the purchase, the Company has also issued to such Investors (i) Class A Warrants entitling them to purchase an aggregate of 20,000,000 shares of the Company's Common Stock at an exercise price of $0.06 per share; and (ii) Class B Warrants entitling them to purchase an aggregate of 20,000,000 shares of the Common Stock at an exercise price of $0.09 per share. The closing date of the sale was October 16, 2009.

These Warrants, which are exercisable during the 2 year period following the Closing Date, were initially subject to an earlier termination of the exercise period by the Company, upon 30 days' notice to the Investors, if the quoted bid price of the Common Stock in the "pink sheets" (or on a nationally recognized exchange or other trading system on which the Common Stock may hereafter be listed) was  greater than 200% (the “Trigger Percentage”) of the respective Warrant's exercise price for a period of 15 consecutive trading days.

Following the end of our third fiscal quarter, on November 17, 2009, the quoted bid price of the Common Stock had been greater than $.12 for more than 15 consecutive trading days and, accordingly, the Company became entitled to shorten the exercise period for the Class A Warrants to 30 days.  However, pursuant to a request from the Investors, on November 23, 2009, the Company's Board of Directors determined that it was in the best interests of the Company's shareholders not to  and the Board approved an Amendment of the Class A and B Warrants which increased the Trigger Percentage from 200% to 300%. As a result, the Company cannot accelerate the Exercise Period for the Class A or Class B Warrants until the 15 trading day bid price has been $0.18 or $0.27, respectively. All other provisions of the Warrants remain in full force and effect.

In addition, as of October 12, 2009, the Company concurrently entered into a Stock Purchase Agreement with its Chief Executive Officer, Chief Operating Officer and three other employees (the “Employee Investors”), pursuant to which the Employee Investors paid $152,414 to the Company on the Closing Date of October 16, 2009, to purchase an aggregate of 5,080,480 shares of the Company's restricted unregistered Common Stock at $0.03 per share. In connection with such purchase, the Company issued to such Employee Investors an aggregate of 2,540,240 Class A Warrants exercisable at $0.06 per share and 2,540,240 Class B Warrants, exercisable at $0.09 per share. All of these two year Warrants are identical in form to the Class A and Class B warrants being issued to the Investors, except that the expiration date for these warrants is not subject to any acceleration.  The closing date of the sale was October 16, 2009.

The Company has concluded that the Employee Investors did not receive value in excess of the amounts invested, and consequently has not recorded a compensation expense related to the transaction.  The Company intends to secure an independent valuation to support this conclusion.

The Stock Purchase Agreements provided that the Company will use the proceeds from the sale of the Securities for general corporate purposes, including general and administrative expenses and payment of outstanding liabilities, and not to redeem or repurchase the Company's Securities. The Company sold and issued the Shares and the Class A and Class B Warrants for an aggregate offering price of $752 thousand. After deducting offering costs, net cash proceeds received by the Company were $734 thousand.

The Class A Warrants and Class B Warrants provide for adjustments to the exercise price and number of shares for which the Class A Warrants and Class B Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions, reclassifications.  Class A Warrants and Class B Warrants are each subject to a minimum price of $0.06 per share.

The proceeds were allocated between the Shares and the Warrants based on their respective fair values. The Warrants were classified as equity in accordance with ASC 815-40 (formerly EITF No. 00-19, “Accounting for Derivative Financial Instruments Indexed to and Potentially Settled in a Company’s Own Stock”). As both the Shares and the Class A and Class B Warrants are equity instruments, the proceeds from the issuance were allocated on the relative fair value method; however, the Company is aggregating them for financial reporting purposes. This financing transaction is shown on the Statement of Stockholders’ Equity as proceeds from issuance of common stock with detachable warrants for the quarter-ended November 1, 2009.

9.	Warrant Liability

On December 6, 2006, NeoMagic closed the sale and issuance of (i) 2,500,000 shares of its Common Stock, $.001 par value (the “2006 Shares”), and (ii) warrants to purchase 1,250,000 shares of Common Stock at an exercise price of $5.20 per share (the “2006 Warrants”). The Company sold and issued the 2006 Shares and the 2006 Warrants for an aggregate offering price, before deducting any expenses, of $11,450,000. After deducting offering costs, net cash proceeds received by the Company were approximately $10.5 million. The issuance and sale of the 2006 Shares and the 2006 Warrants was registered under a shelf Registration Statement on Form S-3, which was declared effective on October 31, 2006 (the “Primary S-3”).

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

The 2006 Warrants were initially classified as a liability in accordance with ASC 815-40. Although the 2006 Warrants as originally issued provided that shares of common stock may be issued upon a cash exercise under a private placement exemption if the Primary S-3 is not effective, the staff of the SEC advised the Company that the Company would be obligated to physically settle the contract only by delivering registered shares. Under ASC 815-40, if the Company must settle the contract by delivering registered shares, it is assumed that the Company will be required to net-cash settle the contract. As a result, the 2006 Warrants were initially required to be classified as a liability. The fair value of the 2006 Warrants was estimated to be $5.7 million at the date of issue using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.53%; no dividend yield; an expected life of 5 years; and a volatility factor of 94.9%. The Company is required to revalue the cash exercisable 2006 Warrants at the end of each reporting period with the change in value reported in the statement of operations as a “gain or loss from the change in fair value on revaluation of warrant liability” in the period in which the change occurred. In fiscal 2008 and fiscal 2007, the Company recognized a gain on the change in fair value on revaluation of warrant liability of $0.8 million and $1.8 million, respectively. Since the warrants were initially classified as a liability, the proceeds allocated to equity were the gross proceeds of $11,450,000 less the fair value of the warrants of $5,688,000 and less the offering costs allocated to the warrants of $273,000. The total offering costs of $974,000 were allocated between the 2006 Warrants and the common stock based on their respective fair values. Offering costs of $273,000 were allocated to the 2006 Warrants and reported as interest expense in the statement of operations for fiscal 2007.

 In July 2007, the Company offered holders of 2006 Warrants, the ability to amend their outstanding warrants. The amended 2006 Warrants are only exercisable on a net share settlement basis and are no longer cash exercisable. Since holders of amended 2006 warrants cannot make or execute a cash exercise, the Company will not be required to register the shares issued upon exercise of such amended warrants under any circumstances. Accordingly, as of July 27, 2007, the amended 2006 Warrants were no longer required to be classified as a liability under ASC 815-40 and were reclassified as equity. The Company completed its warrant exchange offer on July 27, 2007. At that time, 96% of all outstanding 2006 Warrants were amended, representing 1,200,000 shares of the 1,250,000 shares subject to warrants that had been available for amendment. One investor holding a warrant to purchase 50,000 shares chose not to participate. The 2006 Warrants were revalued on July 27, 2007, the date the warrant exchange offer was completed, and the Company recognized a loss on the change in fair value on revaluation of warrant liability of $248,000. The fair value of the 2006 Warrants was estimated to be $3.1 million. The $3.0 million value of the amended 2006 Warrants was reclassified to equity as of July 27, 2007 and the $0.1 million value of the 2006 Warrants that were not amended remained on the Company’s balance sheet as a liability of $7 thousand as of November 1, 2009 and $85 as of January 25, 2009.

10.	Income Taxes

The Company maintained a full valuation allowance on its net deferred tax assets as of November 1, 2009. The valuation allowance was determined in accordance with the provisions of ASC 740 (formerly SFAS No. 109, “Accounting for Income Taxes”), which requires an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

In June 2006, the Financial Accounting Standards Board (FASB) issued ASC740, (formerly FIN 48 “Accounting for Uncertainty in Income Taxes”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financials. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted ASC 740 effective January 29, 2007.

The Company has unrecognized tax benefits of approximately $2.3 million as of January 27, 2008, of which $0.6 million if recognized would result in a reduction of the Company’s effective tax rate. The Company recorded a decrease of its unrecognized tax benefits of approximately $0 and $296 thousand as of November 1, 2009 and October 26, 2008, respectively.

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

Commitments

In May 1996, the Company moved its principal headquarters to a facility in Santa Clara, California, under a non-cancelable operating lease that expired in April 2003.  In January 1998, the Company entered into a second non-cancelable operating lease for an adjacent building, which became its new corporate headquarters. This lease had a co-terminus provision with the original lease that expired in April 2003. In March 2002, the Company extended the term for 45,000 square feet under this lease for another seven years with a termination date of April 2010. In January 2009, the Company defaulted on its lease and vacated the premises.  Subsequent to our fiscal year ended January 25, 2009, we received were sued by our Landlord.  In July 2009, the Company finalized negotiations with the landlord to settle the outstanding debt for $35,000 through three payments, with the last payment scheduled for August 28, 2009.   During the quartered ended November 1, 2009, the Company paid its obligation to the landlord.

In January 2009, the Company moved its principal headquarters to a facility in San Jose, California, under a non-cancelable operating lease that expires in January 2010. The Company’s subsidiaries had leased offices in Israel and India under operating leases that expired in September 2008 and December 2008, respectively. During the quarter ended January 25, 2009, the offices in Israel and India were vacated. In accordance with the guidance provided by ASC 810-10 (formerly ARB 51) and beginning with the third fiscal quarter of fiscal year 2010, the Company will no longer consolidate the financial statements of our previously consolidated subsidiaries in Israel and India. As of November 1, 2009, future minimum lease payments under the Company’s operating leases are as follows:

(in thousands)
Fiscal 2010 (remaining two months)	$4
Fiscal 2011	—
Total minimum lease payments	$4

Design tool software licenses

We had commitments under time-based subscription licenses for design tool software of $285,000 as of the beginning of our third fiscal quarter 2010.   We have received notice from our vendor that we are in default of the license agreement and they are seeking the acceleration of an additional $285,000, which would have been payable in October 2009.  In October 2009, the Company finalized negotiations with its design tool software vendor to settle the outstanding debt for $75,000.  Subsequent to the quarter ended November 1, 2009, the Company paid this obligation to the vendor in full.

Other Commitments

We had commitments under various purchase orders and other accounts payable liabilities with various vendors of approximately $245,000, for which the Company negotiated settlements of the outstanding debt for $43,000 in cash and 200,000 shares of the Company’s common stock that bear a restrictive legend and are unregistered.  As of November 1, 2009, the Company had fulfilled its obligations to the vendors.

We had compensation commitments to former employees and, under Employment Agreements, with three former officers of the Company for $608 thousand. During its fiscal third quarter 2010, we paid in full all amounts due to to former non-officer employees and  settled the claims of former officers for cash  of $122,000 and the issuance of 200,000 restricted unregistered shares of the Company’s common stock.  As of November 1, 2009, the Company had paid $20,000 of the cash settlement with the remainder to be paid monthly over an eighteen month period. The Company also had a  compensation commitment of $422 thousand with its current employees.  This debt was settled for cash payments of $210 thousand during the Company’s third quarter ended November 1, 2009.

12.	Product Warranty

The Company generally sells its products with a limited warranty and a limited indemnification of customers against intellectual property infringement claims. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified claims based on historical activity. The accrual and the related expense for known claims was not significant as of and for the three and nine month periods ended November 1, 2009 and October 26, 2008, due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims.

13.	Subsequent Events

As detailed in Contingencies (see Note 11), we had commitments under time-based subscription licenses for design tool software of $285,000 as of August 2, 2009.  We have received notice from our vendor that we are in default of the license agreement and they are seeking the acceleration of an additional $285,000, which would be payable in October 2009.  In October 2009, the Company finalized negotiations with its design tool software vendor to settle the outstanding debt for $75,000.  Subsequent to the quarter ended November 1, 2009, the Company paid its obligation to the vendor.

We had commitments under various purchase orders and other accounts payable liabilities with various vendors of approximately $245,000, which the Company negotiated settlements of the outstanding debt for $43,000 in cash and 200,000 shares of the Company’s common stock that bear a restrictive legend and are unregistered.  As of November 1, 2009, the Company had paid its obligations to the vendors.  Had the Company paid its obligation in full prior to quarter ended November 1, 2009, on a pro forma basis, the Company would have recorded, a gain on debt forgiveness for these obligations of $2.9 million and $3.0 million for the three and nine months ended November 1, 2009, respectively.   On a pro forma basis, the Company would have recorded a net income of $2.9 million and $2.1 million for the three and nine months ended November 1, 2009, and earnings per share of $0.17 and $0.15 for the three and nine months ended November 1, 2009, respectively.

Subsequent to the quarter ended November 1, 2009, the quoted bid price of the Company’s common stock was greater than $.12 for more than 15 consecutive trading days as of as of November 17, 2009. Under the terms of the October 2009 Equity Financing, the Company became entitled to shorten the Exercise Period for the Investor’s Class A Warrants to 30 days.  However, pursuant to a request from the Investors, on November 23, 2009, the Company's Board of Directors determined that it was in the best interests of the Company's shareholders not to shorten the Exercise Period and the Board approved an Amendment of the Class A and B Warrants which increased the Trigger Percentage from 200% to 300%. As a result, the Company cannot accelerate the Exercise Period for the Class A or Class B Warrants until the 15 trading day bid price has been $0.18 or $0.27, respectively. All other provisions of the Warrants remain in full force and effect.

Also, subsequent to the quarter ended November 1, 2009, the Company retained James D. Pardee, a partner at FLG Partners, LLC, a Silicon Valley chief financial officer service and board advisory consultancy firm, to serve at our Acting Chief Financial Officer.

14.	Recent Accounting Pronouncements

In April 2009, the FASB issued guidance on determining fair value when the volume and level of activity for an asset or liability has significantly decreased, and in identifying transactions that are not orderly. Based on the guidance, if an entity determines that the level of activity for an asset or liability has significantly decreased and that a transaction is not orderly, further analysis of transactions or quoted prices is needed, and a significant adjustment to the transaction or quoted prices may be necessary to estimate fair value. The guidance was effective on a prospective basis for interim and annual periods ending after June 15, 2009. The adoption of this guidance had no material impact on the Company's financial results and positions.

In April 2009, the FASB issued additional requirements regarding interim disclosures about the fair value of financial instruments which were previously only disclosed on an annual basis. Entities are now required to disclose the fair value of financial instruments which are not recorded at fair value in the financial statements in both their interim and annual financial statements. The new requirements were effective for interim and annual periods ending after June 15, 2009 on a prospective basis. There was no impact on the Company's financial results as this relates only to additional disclosures.

In May 2009, the FASB issued updated guidance  ASC 855, “Subsequent Events”, (formerly SFAS No. 165) , which establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued.  ASC 855 is for interim or annual periods that ended after June 15, 2009, and were effective for the Company beginning with the second quarter of 2010. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

 In June 2009, the FASB issued ASC 810, (formerly SFAS No. 167, Amendments to FASB Interpretation No. 46(R)), which is effective for us beginning February 1, 2010. This Statement amends  FIN 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We do not believe the adoption of this pronouncement will have a material impact on our financial statements.

As of September 2009, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC” or the “Codification”) 105 (formerly FASB Statement No. 168 “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”). This standard establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The Codification became the single source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became non-authoritative. ASC 105 does not change previously issued GAAP, but reorganizes GAAP into Topics.  In circumstances where previous standards require a revision, the FASB will issue an Accounting Standards Update (“ASU”) on the Topic.  Our adoption of ASC 105 did not have any impact on the Company’s financial statements.

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

When used in this discussion, the words “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, but not limited to: customer acceptance of new NeoMagic products, the market acceptance of handheld devices developed and marketed by customers that use our products, our ability to execute product and technology development plans on schedule, and our ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment. Examples of forward-looking statements include statements about our expected revenues, our competitive advantage in our markets, the potential market for our products, our expected production timelines, our customer base and our need for additional financing beyond the next 12 months. Forward-looking statements are subject to risk and uncertainties that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

Overview

NeoMagic Corporation was incorporated in California in May 1993 and subsequently reincorporated in Delaware in February 1997.

Due to the deteriorating financial markets during fiscal year 2009 and the Company’s inability to raise additional cash, in September 2008, the Board of Directors and Management of NeoMagic decided to significantly reduce our operations and cost structure.  The Company has reduced in-house development of new silicon and is currently focusing on completed device designs which may or may not use our current inventory of chips.  Using some of the proceeds from the October 2009 equity financing, the Company has begun development of new products.

NeoMagic designs and delivers consumer electronic device solutions with semiconductors and software for video, television, imaging, graphics, and audio.  We provide low cost, innovative multimedia chip technology for tomorrow's entertainment and communication needs.  We continue to deliver semiconductor chips (primarily from our MiMagic 3 product line), software and device designs. Our solutions offer low power consumption, small form-factor and high performance processing. As part of our complete system solution, we deliver a suite of middleware and sample applications for imaging, video and audio functionality, and we provide multiple operating system ports with customized drivers for our products. Our product portfolio includes semiconductor solutions known as Applications Processors. Our Applications Processors are sold under the “MiMagic” brand name with a focus on enabling high performance multimedia within a low power consumption environment.

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

The third fiscal quarters of 2010 and 2009 ended on November 1, 2009 and October 26, 2008, respectively. The Company’s quarters generally have 13 weeks. The second quarter of fiscal 2010 had 13 weeks and the first quarter of fiscal 2009 had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal 2010 will have 53 weeks and fiscal 2009 had 52 weeks.

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

Results of Operations

Revenue

Net revenue was $348 thousand for the three months ended November 1, 2009, compared to $500 thousand for the three months ended October 26, 2008, and consisted entirely of net product revenue in both quarters.  Net product revenue decreased in the third fiscal quarter of 2010 relative to the third fiscal quarter of 2009 due to a $152 thousand decrease in shipments of our MiMagic 3 applications processor.  The decreased shipments of our MiMagic 3 application processor were primarily due to decreased shipments to our international customer. Net revenue was $1.2 million for the nine months ended November 1, 2009, compared to $1.5 million for the nine months ended October 26, 2008. There was no licensing revenue during any of the periods reported.  Net product revenue decreased during the nine months ended November 1, 2009 relative to the nine months ended October 26, 2008 primarily due to an approximately $245 thousand decrease in shipments of our MiMagic 3 applications processor, and due to an approximately $55 thousand decrease in shipments of our MiMagic 6+ applications processor. The overall decrease in shipments of our MiMagic 3 applications processor during the three quarters of fiscal 2010 relative to the same period in fiscal 2009 was driven by decreased product orders. The decrease in shipments of our MiMagic 6+ applications processor during the three quarters of fiscal 2010 relative to the same period in fiscal 2009 was driven by lack of demand.

Product sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 100% and 100% of product revenue in the three months ended November 1, 2009 and October 26, 2008, respectively. During the nine months ended November 1, 2009 and October 26, 2008, product sales to customers located outside the United States accounted for 100% and 99% of product revenue, respectively.  During the first nine months of fiscal 2010 and fiscal 2009, 100% and 88%, respectively, of our revenue resulted from the sale of our MiMagic 3 application processor. We expect that export sales will continue to represent the majority of our product revenue.

Our customer base can shift significantly from period to period as some customer programs end and new programs do not always emerge to replace them. In addition, new customers are often added from period to period. All sales transactions were denominated in United States dollars.

Gross Profit (loss)

Gross profit was $174 thousand for the three months ended November 1, 2009 compared to a gross loss of $968 thousand for the three months ended October 26, 2008. The increase in gross profit is primarily due to a reduction in cost of our MM3 application processor for the three months ended November 1, 2009, compared to the three months ended October 26, 2008, which included charges of $1.2 million for the write-down of MiMagic 6+ and MiMagic 8 inventories to anticipated market value where ending on-hand quantities exceeded the foreseeable customer requirements due to shifts in market demand.  Gross profit was $672 thousand for the nine months ended November 1, 2009 compared to a gross loss of $3.1 million for the nine months ended October 26, 2008. The increase in gross profit for the first nine months of fiscal 2010 as compared to the same period in fiscal 2009 was driven by the reasons stated above.

Research and Development Expenses

Our in-house Research and Development has been reduced and is used in combination with external contractors.  Research and development expenses are primarily directed to development for the wireless IP camera, picture frame, and handheld devices markets. Research and development expenses include compensation and associated costs relating to development personnel, outside engineering consulting, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and other pre-production costs. Research and development expenses were approximately $131 thousand and $1.4 million for the three months ended November 1, 2009 and October 26, 2008, respectively. Research and development expenses decreased in the third quarter of fiscal 2010 compared to the third quarter of fiscal 2009 primarily due to decreased labor costs. For the nine months ended November 1, 2009 and October 26, 2008, research and development expenses were ($366) thousand and $7.6 million, respectively. Research and development expenses decreased in the first nine months of fiscal 2010 compared to the first nine months of fiscal 2009 primarily due to decreased labor costs and patent related activity including cancellation of a patent transfer.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $269 thousand and $1.2 million for the three months ended November 1, 2009 and October 26, 2008, respectively. Sales, general and administrative expenses decreased primarily due to decreased labor costs, legal and audit fees, and operational expenses.  For the nine months ended November 1, 2009 and October 26, 2008, sales, general and administrative expenses were $2.3 million and $4.5 million, respectively. The decrease in sales, general and administrative expenses was driven by lower compensation costs, legal and audit fees, and by lower facilities costs.

 Gain on Sale of Patents

In the first quarter of fiscal 2009, we completed the sale of 18 non-essential patents, which included our embedded DRAM patents, and a patent application to Faust Communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non-exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products. The patents sold in the first quarter of fiscal 2009 do not relate to products NeoMagic currently sells or plans to sell. There were no patent sales in the first nine months of fiscal 2010.

Restructuring Expenses

In September 2008, the Company extended a corporate restructuring plan (the “Plan”) initiated in July 2008 and approved by the Board of Directors in response to continuing economic uncertainties with the intent to improve its operating cost structure. As part of the Plan, the Company scaled back its product development efforts, reduced its workforce through a lay-off, and, terminating substantially all of its operational and engineering employees, and closing subsidiaries in Israel and India. These restructuring activities have resulted in charges related to severance and benefit arrangements for terminated employees, contract termination and other exit-related costs, and asset impairment charges related to accelerated amortization of semiconductor design automation software tools and other property and equipment assets. Related to these activities, the Company incurred total restructuring charges of $1.5 million and $1.6 million, in the three and nine months ended October 26, 2008. Of these charges, $0.7 million and $0.9 million, in the three and nine months ended October 26, 2008, resulted in cash expenditures. In the three and nine months ended November 1, 2009, the Company recorded ($282) thousand and ($349) thousand in restructuring charges for compensation expense of the compensation settlements of our former officers. This credit amount resulted from the reduction in liabilities for compensation settlements with our former employees. The restructuring charges are reported in the condensed consolidated statements of operations under operating expenses, “Restructuring expense”.

Stock Compensation

Stock compensation expense was $84 thousand and $166 thousand for the three months ended November 1, 2009 and October 26, 2008, respectively. For the first nine months of fiscal 2010 and fiscal 2009, stock compensation expense was $267 thousand and $1.1 million, respectively. Stock compensation expense recorded in cost of revenues, research and development expenses and selling, general and administrative expenses for the three and nine months ended November 1, 2009 and October 26, 2008, is the amortization of the fair value of share-based payments made to employees and members of our board of directors in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of ASC 718 (formerly SFAS No. 123 (R)) on the first day of fiscal 2007 (See Note 2). The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the employee requisite service period.

Interest Income and Other

The Company earns interest on its cash and short-term investments.  There was minimal interest and other income for the three and nine months ended November 1, 2009.  For the three and nine months ended October 26, 2008, the Company earned interest and other income of $69 thousand and $170 thousand, respectively. The decrease is due to lower average cash and short-term investment balances and decreased interest rates.

Interest Expense

The Company incurred minimal interest expense for the three and nine months ended November 1, 2009.  Interest expense for the three and nine months ended October 26, 2008 was $7 thousand and $26 thousand, respectively.  The interest expense represents interest on capital lease obligations.  The decreased interest expense was due to decreased due to declining capital lease balances.

Loss on Marketable Equity Securities

In January 2006, the Company made a $200 thousand minority equity investment in Neonode, Inc. (“Neonode”), a then privately held mobile telephone company. In August 2007, effective upon the merger of Neonode with a subsidiary of SBE, Inc. (“SBE”), SBE changed its name to Neonode, Inc. and its common stock was publicly traded on the Nasdaq Stock Exchange (“NEON”). Currently, NEON is traded on the bulletin board “pink sheets.” Upon the merger of SBE and Neonode, the Company’s investment converted into approximately 127,000 shares of Neonode common stock. The investment was classified as an available for sale security and had a fair value on January 27, 2008 of $471 thousand. Management considered the impairment to be other than temporary and has recorded an impairment loss of $191 thousand in Other income (expense), net in the Statement of Operations during its third quarter 2009. In November 2008, the security was sold for a net value of $9 thousand.

Change in Fair Value of Warrant Liability

The Company recorded a loss of $7 thousand for the quarter ended November 1, 2009 for the change in fair value on revaluation of its warrant liability associated with its warrants issued on December 6, 2006 (the “2006 Warrants”).  The Company recorded a gain of $4 thousand for the quarter ended October 26, 2008, for the change in fair value on revaluation of its warrant liability associated with its 2006 Warrants. For the first nine months of fiscal 2010 and fiscal 2009, the Company recorded a loss of $7 and a gain of $38 thousand, respectively. The Company is required to revalue certain of the 2006 Warrants at the end of each reporting period and reflect in the statement of operations a gain or loss for the change in fair value of the warrant liability in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model (see Note 9). Following the warrant exchange in the second quarter of fiscal 2008, the number of 2006 Warrants subject to quarterly re-evaluation has decreased from warrants to purchase 1,250,000 shares to a warrant to purchase 50,000 shares, which significantly decreased the magnitude of the revaluation for the first six months of fiscal 2009.

Gain on Debt Forgiveness

The Company recorded a gain on debt forgiveness for the three and nine months ended November 1, 2009 of $2.4 million and $2.5 million, respectively. Subsequent to November 1, 2009, the Company completed negotiations with additional creditors to settle other liabilities that were outstanding as of its quarter ended November 1, 2009.

Income Taxes

The Company did not incur an income tax expense in the three and nine months ended November 1, 2009.  The Company did not record a provision for domestic income taxes in the nine months of fiscal 2010, as we anticipate utilizing net operating losses. Income tax expense was $4 thousand for the three months ended October 26, 2008 and for the first nine months of fiscal 2009 income tax expense was $27 thousand. We recorded tax provisions of $4 thousand, notwithstanding incurring losses before income taxes of $5.0 million and $7.3 million, in the three and nine months ended October 26, 2008, respectively, primarily due to foreign income taxes. We did not record a provision for domestic income taxes for the first nine months of fiscal 2009, as we anticipated an operating loss for the fiscal year.

Liquidity and Capital Resources

The Company’s cash, cash equivalents and short-term investments increased by $171 thousand in the nine months ended November 1, 2009 to $354 thousand from $183 thousand at January 25, 2009.

The Company does not believe its current cash and cash equivalents and investments will satisfy its projected cash requirements through the next twelve months and there exists substantial doubt about the Company’s ability to continue as a going concern. If the Company experiences a material shortfall versus its plan for fiscal 2010, it expects to take all appropriate actions to ensure the continuing operation of its business and to mitigate any negative impact on its cash position. The Company believes that it can take actions to generate cash by selling or licensing intellectual property, seeking funding from strategic partners, and seeking further equity or debt financing from financial sources. We cannot assure you that additional financing will be available on acceptable terms or at all. Beyond its third quarter fiscal 2010, the adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in re-establishing profitable operations and positive operating cash flows.

Cash and cash equivalents used in operating activities was $563 thousand for the nine months ended November 1, 2009 and $10.6 million for the nine months ended October 26, 2008. The net cash used in operating activities for the nine months ended November 1, 2009, was primarily due to a reduction in operating income for a non-cash gain on debt forgiveness of $2.5 million, a decrease in compensation and related benefits liability of $298 thousand, a decrease in patent related expense of $270 thousand, and an increase  in accounts receivable of $94 thousand, off-set by a non-cash stock-based compensation expense of $267 thousand, an increase in accounts payable of  $322 thousand, and an increase in other accruals of $281 thousand.  The net cash used in operating activities for the nine months ended October 26, 2008 was primarily due to net losses of $7.3 million reduced by the non-operating gain on the sale of patents of $9.5 million, which were partially offset by non-cash charges for inventory write-downs of $3.4 million, stock-based compensation expenses of $1.1 million and depreciation expenses of $0.8 million. Reductions in working capital assets and liabilities generated $0.7 million of cash inflows from operating activities, comprised principally of a decrease in accounts receivable of $0.4 million, a decrease in other current assets of $0.4 million, an increase in compensation and related benefits accruals of $0.1 million, partially offset by a reduction in income taxes payable of $0.3 million.

There was minimal cash provided by investing activities for the nine months ended November 1, 2009. The net cash provided by investing activities for the nine months ended October 26, 2008 was primarily due to the net proceeds from the sale of patents of $9.5 million and the maturities of short-term investments of $3.5 million, partially offset by net purchases of short-term investments of $3.0 million.

Net cash provided by financing activities was $0.7 million and net cash used in financing activities was $0.2 million for the nine months ended November 1, 2009 and October 26, 2008, respectively. The net cash provided by financing activities for the nine months ended November 1, 2009, was due to net proceeds from the issuance of common stock.  The net cash used in financing activities for the nine months ended October 26, 2008 was due to payments on capital lease obligations of $0.2 million partially offset by net proceeds from the issuance of common stock of $0.1 million.

In January 2009, the Company defaulted on its lease and vacated the premises.  Subsequent to our fiscal year ended January 25, 2009, we received were sued by our Landlord.  In July 2009, the Company finalized negotiations with the landlord to settle the outstanding debt for $35,000 through three payments, with the last payment scheduled for August 28, 2009.   During the quartered ended November 1, 2009, the Company paid its obligation to the landlord.

We lease certain software licenses under capital leases. In January 2009, the Company settled in full its outstanding obligation under capital leases of $420 thousand for a cash payment of $25 thousand.

Contractual Obligations

The following summarizes the Company’s contractual obligations at November 1, 2009, and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	Fiscal Year
	2010	Thereafter	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$4	$—	$4
Non-cancelable purchase orders	—	—	—
Total contractual cash obligations	$4	$—	$4

Off-Balance Sheet Arrangements

As of November 1, 2009, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

Please refer to Note 14 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)) designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms. Our Chief Executive Officer, who is our (Acting) Chief Financial Officer, evaluates the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer, who is also our (Acting) Chief Financial Officer, has concluded that our disclosure controls and procedures were effective as of November 1, 2009.

Changes in Internal Controls Over Financial Reporting

During our third fiscal quarter 2010, three new members were appointed to our board of directors.  Our external audit committee consists of two independent members. During the third quarter of fiscal 2009, the management of the Company executed a significant reduction of force. The remaining independent directors of the Company  resigned as directors the Company in September 2008, and our Chief Financial Officer then resigned his position in January 2009. Because of the reduction in force, the resignation of all independent directors and the resignation of the CFO, control procedures which are normally in place with separate individuals have necessarily been combined across a significantly reduced staff.  While we believe that internal controls are intact and carefully monitored, the combination of staff functions does expose the Company to risk associated with internal controls. During its third fiscal quarter, the Company appointed three new members to its Board of Directors.  Subsequent to its third fiscal quarter ended November 1, 2009, the Company retained an Acting Chief Financial Officer.

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

We Need Additional Capital and We Have Substantially Reduced our Operating Activities

At November 1, 2009, we had $354 thousand in cash and cash equivalents and $127 thousand in accounts receivable. We believe that this level of cash, cash equivalents and accounts receivable is not sufficient to maintain continuing operations at current levels. The adequacy of our resources will depend largely on our ability to achieve positive operating cash flows principally through reductions in expenditures. These uncertainties raise substantial doubt about our ability to continue as a going concern.

We are not generating sufficient cash from the sale of our products to support our operations and have been incurring significant losses. We have been funding our operations primarily with the cash proceeds of the sale of our MM3 application processor. During our third fiscal quarter ended November 1, 2009, we completed a private equity financing with a net proceed of $734 thousand.  The Company will use the proceeds from the sale of the Securities for general corporate purposes, including general and administrative expenses and payment of outstanding liabilities, and not to redeem or repurchase the Company's Securities. We expect to incur additional operating losses and may have negative operating cash flows through the end of our fourth fiscal quarter in January 2010 and beyond. Unless we are able to increase sales and raise additional capital, we will not have sufficient cash to support our operations. We have taken steps to restructure our operations and reduce our monthly operational cash expenditures. In February 2009, the Company’s subsidiaries discontinued business operations in Israel and India. In accordance with the guidance provided by ASC 810-10 and beginning with the third fiscal quarter of fiscal year 2010, we will no longer consolidate the financial statements of our previous subsidiaries in Israel and India.

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

We Have a Limited Customer Base

In the first nine months of fiscal 2010, one customer accounted for 100% of our product revenue. In each of the last two fiscal years, three customers have accounted for over two-thirds of our product revenue. In fiscal 2009, one customer accounted for 86% of product revenue. In fiscal 2008, the top three customers accounted for 50%, 20%, and 14%, respectively, of product revenue.  There was no licensing revenue in fiscal 2010 to date, nor in 2009 and 2008. We expect that a small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future. Furthermore, the majority of our sales were made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of handheld devices sold by a single customer.

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

We Have Been Delisted from The Nasdaq Stock Market

In October 2008, due to our inability to  comply with the minimum shareholders’ equity, market value of listed securities and net income requirements set forth in  Rule 4310(c)(3),  our common stock was  delisted from The Nasdaq Capital Market. Trading in our common stock is now conducted on the Bulletin Board “pink sheets”. There is no guarantee that there will be an active trading market for our common stock. You may not be able to sell your shares of our stock quickly, at the market price or at all, if trading in our stock is not active.

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

During our third fiscal quarter 2010, three new members were appointed to our board of directors.  Our external audit committee consists of two independent members.  In January 9, 2009, the Company’s Chief Financial Officer resigned and no replacement was named as of November 1, 2009. In addition, the Company has significantly reduced its financial accounting staff which could decrease the effectiveness of its internal control over financial reporting.  Subsequent to the quarter ended November 1, 2009, the Company retained the services of James D. Pardee, a partner at FLG Partners, LLC, a Silicon Valley chief financial officer services and board advisory consultancy firm, to serve at our Acting Chief Financial Officer.

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

We May Encounter Inventory Excess or Shortage

To have product inventory to meet potential customer purchase orders, we place purchase orders for semiconductor wafers from our manufacturer in advance of having firm purchase orders from our customers.  If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in an inventory write-down affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time to time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just-in-time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We did in fact incur such charges in fiscal 2009 of $3.4 million.  Significant write-downs for excess inventory did occur in fiscal 2009, which had a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

We Face Intense Competition in Our Markets

The market for Applications Processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal factors of competition in this market are audio/video performance, price, features, power consumption, product size and customer support, as well as, company stability. Our ability to compete successfully in the Applications Processor market depends on a number of factors, including success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ramp of production of our products, customer demand and acceptance of more sophisticated and handheld devices, end-user acceptance of our customers’ products, market acceptance of competitors’ products and general economic conditions. Our ability to compete will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends. Our small size and perceived instability are negative factors in competing for business.

We compete with both domestic and foreign companies, some of which have substantially greater financial and other resources than us with which to pursue engineering, manufacturing, marketing and distribution of their products. We may also face increased competition from new entrants into the market, including companies currently in the development stage. We believe we have significant expertise in SOC technology. However, if we cannot timely introduce new products for our markets, support these products in customer programs, or manufacture these products, such inabilities could have a material adverse effect on our business, financial condition and operating results.

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

Uncertainty Regarding Future Licensing Revenue and Gain on Sale of Patents

Patents sold in prior fiscal years related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our MiMagic products. We cannot assure you that we will be able to generate any future licensing revenue or gains on sales of patents from our remaining 15 patents as November 1, 2009, or from any future patents that we will own or have the right to license.

We Depend on Qualified Personnel

Our future success depends in part on the continued service of our personnel, and our ability to identify, contract or hire and retain additional personnel to serve potential customers in our targeted markets. There is strong competition for qualified personnel in the semiconductor industry, and we cannot assure you that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. We have experienced the loss of personnel both through headcount reductions and attrition. In the past two years we have lost some of our executive management, including  our Vice President, Worldwide Sales, Vice President of Marketing, Vice President of Operations, and Chief Financial Officer. As of November 1, 2009 our Chief Executive Officer, has been filling the position of Acting Chief Financial Officer. Subsequent to the quarter ended November 1, 2009, the Company retained the services of James D. Pardee, a partner at FLG Partners, LLC, a Silicon Valley chief financial officer services and board advisory consultancy firm, to serve at our Acting Chief Financial Officer.

All our executive officers are employees “at will”. We have employment contracts with Douglas R. Young, our chief executive officer, and Syed Zaidi, our chief operating officer, and until his departure in January 2009 with our chief financial officer. Until their departure in September 2008, we had employment contracts with our vice president of operations, and our vice president of marketing. The employment contracts allow us to terminate their employment at any time but require us to make severance payments depending upon the circumstances surrounding termination of employment. We do not maintain key person insurance on any of our personnel. If we are not able to retain key personnel, if our headcount is not appropriate for our future direction, or if we fail to recruit key personnel critical to our future direction in a timely manner, this may have a material adverse effect on our business, financial condition and results of operations.

In addition, our future success will depend in part on our ability to identify and retain qualified individuals to serve on our board of directors. We believe that maintaining a board of directors comprised of qualified members is critical given the current status of our business and operations. Moreover, SEC and Nasdaq Capital Market rules require that three independent board members serve on our audit committee. As of November 1, 2009, we have two independent board members that serve on our audit committee. Any inability on our part to identify and retain qualified board members could have a material adverse effect on our business and we have been delisted from the Nasdaq Capital Market. Our stock currently is trading on the Bulletin Board “pink sheet”.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of November 1, 2009, we had been issued and held 15 patents. These issued patents are scheduled to expire between 2014 and 2025. In February 2008 we sold 18 patents and one patent application to Faust Communications, LLC for net proceeds of $9.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our  MiMagic products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 100% and 96% of our product revenue for the nine months ended November 1, 2009 and October 26, 2008, respectively.

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

Our Stock Price May Be Volatile

The market price of our Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. For example, during the quarter ended November 1, 2009, the highest closing sale price per share was $0.19 and the lowest was less than $0.03 per share. During the quarter ended October 26, 2008, the highest closing sale price per share was $0.41 and the lowest was $0.01 per share. The market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of our Common Stock could be subject to significant fluctuations in response to various factors, including sales of our common stock, quarter-to-quarter variations in our anticipated or actual operating results, announcements of new products, technological innovations or setbacks by us or our competitors, general conditions in the semiconductor industry, unanticipated shifts in the markets for  handheld devices or changes in industry standards, losses of key customers, litigation commencement or developments, the impact of our financing activities, including dilution to shareholders, changes in or the failure by us to meet estimates of our performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. In future quarters, our operating results may be below the expectations of public market analysts or investors.

Item 6.	Exhibits

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
3.1(8)	Amended and Restated Certificate of Incorporation.
3.2(14)	Bylaws, as amended through April 6, 2007.
4.1(4)	Preferred Stock Rights Agreement dated December 19, 2002, between the Company and EquiServe Trust Company, N.A.
4.2(6)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.
4.3(15)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.
4.9(9)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.
4.10(9)	Warrant to Registration Rights Agreement dated December 13, 2005.
4.11(13)	Form of Warrant originally issued December 6, 2006.
4.12(16)	Form of Amendment to Warrant, dated July 27, 2007.
4.13(22)	Class A Warrant to named Private Investors, dated October 12, 2009
4.14(22)	Class B Warrant to named Private Investors, dated October 12, 2009
4.15(22)	Class A (Employee) Warrant to named Private Investors, dated October 12,2009/
4.16(22)	Class B (Employee) Warrant to named Private Investors, dated October 12, 2009.
4.17(23)	Amendment No. 5 To Preferred Stock Rights Agreement
10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.
10.4(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.
10.5(1)	1997 Employee Stock Purchase Plan, with exhibit.
10.6(10)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.
10.7(19)	2003 Stock Option Plan, as amended July 12, 2007.
10.8(3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.9(6)	Securities Purchase Agreement dated August 19, 2004 by and between the Company and Satellite Strategic Finance Associates, LLC.
10.10(6)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.
10.11(6)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.

10.12(7)	Settlement Agreement and Release dated May 31, 2005 between the Company and Prakash Agarwal.
10.13(8)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.
10.14(9)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.
10.15(10)	Form of Retention Bonus Agreement, dated as of January 13, 2006.
10.16(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.
10.17(11)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Scott Sullinger.
10.18(19)	2006 Employee Stock Purchase Plan, as amended July 12, 2007.
10.19(12)	Form of Bonus Agreement.
10.20(12)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.
10.21(13)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.
10.22(19)	Employment Agreement dated June 7, 2007 between NeoMagic Corporation and Steven P. Berry.
10.23(17)	Description of oral consulting agreement with Steven P. Berry.
10.24(18)	Description of oral bonus agreement.
10.25(19)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Syed Zaidi.
10.26(20)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Deepraj Puar.
10.27(21)	Patent Purchase Agreement with an effective date of January 17, 2008 by and between the Company, NeoMagic Israel Ltd. and Faust Communications Holdings, LLC.
10.28(21)	Employment Agreement dated June 11, 2008 between NeoMagic Corporation and Pierre-Yves Couteau.
10.29(22)	Securities Purchase Agreement dated October 12, 2009 by and between the Company and named Private Investors Private Investors.
10.30(22)	Securities Purchase Agreement dated October 12, 2009 by and between the Company and named Private Investors.
31.1	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification by the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to an exhibit to the Company’s registration statement on Form S-1, registration no. 333-20031.
(2)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the period ended October 26, 1997.
(3)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed December 23, 2002.
(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 23, 2002.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed August 20, 2004.
(6)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed August 23, 2004.
(7)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 31, 2005.
(8)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.
(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.
(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 19, 2006.
(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 4, 2006.
(12)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 30, 2006.
(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.
(14)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.
(15)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed April 12, 2007.
(16)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.
(17)	Incorporated by reference to the Company’s Form 8-K filed June 13, 2007.
(18)	Incorporated by reference to the Company’s Form 8-K filed June 15, 2007.
(19)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 29, 2007.
(20)	Incorporated by reference to the Company’s Form 10-K for the year ended January 27, 2008.
(21)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 27, 2008.
(22)	Incorporated by reference to the Company’s Form 8-K filed October 15, 2009
(23)	Incorporated by reference to the Company’s Form 8-K filed October 16, 2009

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION
(Registrant)

/s/ Douglas R. Young

DOUGLAS R. YOUNG
(Acting) Chief Financial Officer ( Authorized Officer and Principal Financial Officer)

December 15, 2009