Form 10-K
period 2010-01-31
NEOMAGIC CORP
filed 2010-05-17
CIK 1030485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-22009

NEOMAGIC CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0344424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2372-A Qume Drive, San Jose, California	95131
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 428-9725
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.001 par value	Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐     No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐     No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒      No  ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes   ☒      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐             Accelerated Filer  ☐             Non-Accelerated Filer  ☐             Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes  ☐     No  ☒

The aggregate market value of voting stock held by non-affiliates of the Registrant was approximately $427,702 as of July 31, 2009 based upon the closing price on the Pink Sheets reported for such date, the last business day of the registrant’s most recently completed second fiscal quarter. For purposes of this calculation, we have excluded stock held by directors, executive officers and greater than 5% shareholders. This calculation does not reflect a determination that such persons are affiliates of the Registrant for any other purposes.

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at May 6, 2010 was 64,832,354.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Proxy Statement related to the 2010 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission after the date hereof, are incorporated by reference into Part III of this Annual Report on Form 10-K.

NeoMagic Corporation
FORM 10-K

FOR THE FISCAL YEAR ENDED JANUARY 31, 2010

FORWARD-LOOKING STATEMENTS

When used in this discussion, the words “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, but not limited to: customer acceptance of new NeoMagic products, the market acceptance of handheld devices developed and marketed by customers that use our products, our ability to execute product and technology development plans on schedule, and our ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment. Examples of forward-looking statements include statements about our expected revenues, our competitive advantage in our markets, the potential market for our products, our expected production timelines, our customer base and our need for additional financing beyond the next 12 months. These statements are subject to significant risks and uncertainties, including those set forth below under Item 1A of Part I of this Form 10-K and elsewhere in this Form 10-K, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

PART I

Item 1.	BUSINESS

General

NeoMagic designs and delivers consumer electronic device solutions with semiconductors and software for video, television, imaging, graphics, and audio.  We provide low cost, innovative chip technology for tomorrow's entertainment and communication needs.  We continue to deliver semiconductor chips (primarily from our MiMagic 3 product line), software and device designs. Our solutions offer low power consumption, small form-factor and high performance processing. As part of our complete system solution, we deliver a suite of middleware and sample applications for imaging, video and audio functionality, and we provide multiple operating system ports with customized drivers for our products. Our product portfolio includes semiconductor solutions known as Applications Processors. Our Applications Processors are sold under the “MiMagic” brand name with a focus on enabling high performance processor within a low power consumption environment.  During fiscal 2010, the Company began development of the Horizon Digital Picture Frame kit using our existing MiMagic 6+ product line.

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

NeoMagic Corporation was incorporated in California in May 1993 and subsequently reincorporated in Delaware in February 1997.  Our common stock trading is conducted on the Bulletin Board “pink sheets” under the nmgc.pk symbol.

Products

Product revenue was $1.5 million and $2.0 million in fiscal 2010 and 2009, respectively, representing 100% of total revenue in fiscal 2010 and in 2009.

MiMagic Products - Our primary product line is the MiMagic Applications Processor family. The MiMagic family of Applications Processors incorporates an ARM processor and a multimedia engine for 3D graphics, still images, audio, video and other multimedia capabilities. We introduced the first member of the MiMagic Applications Processor family in July 2001. We have since phased out production of the MiMagic 1 and MiMagic 2 Applications Processors. Currently, the MiMagic 3 Applications Processor is in production. and the MiMagic 6+ Applications Processor inventory is being used in the development of our Horizon Digital Picture Frame Kit.  The Horizon Digital Picture Frame Manufacturing Kit delivers a complete solution for OEM’s enabling them to reduce time to market.  It includes a complete package of hardware and software, whereby OEM’s only need to add the mechanicals to produce a consumer ready product. Providing a solution with a complete bill of materials provides manufacturers’ immediate production capability, eliminating development and design time.  Its features and functionality provide vendors with a very cost effective solution.

Research and Development

We believe the timely development and introduction of new products are essential to maintaining our competitive position and our ability to capitalize on market opportunities.  NeoMagic’s research and development efforts are focused on developing Integrated System-on-Chip semiconductor products.  Research and development expenses were ($0.3) million, $8.0 million and $11.8 million, in fiscal 2010, 2009 and 2008, respectively.  None of our research and development is customer funded.  Our research and development activities are focused on supporting customer programs based on the MiMagic 3 and MiMagic 6+ products and new chip development.

We are also developing new technology and, subsequent to our fiscal year ended January 31, 2010, on May 5, 2010,  have entered into a Master Development and License Agreement  with Synapse Design Automation, Inc., to design and implement (analog and digital) a USB 3.0 super speed transceiver that the Company expects to use in a semiconductor chip to be manufactured. In addition to the USB 3.0 Transceiver, we are developing a semiconductor chip targeting the television, monitors, printers and scanner markets. The chip will use lower transistor geometries, higher frequency, and is expected to be a smaller die size than its current competitors.

Sales and Marketing

We primarily sell our products using our internal personnel and our management team.  We utilize contract marketing personnel to analyze market opportunities and strategies.  Additionally, we employ trained application engineers and contract engineers to assist customers in designing, testing and qualifying system designs that incorporate NeoMagic products.

The information regarding geographic distribution of sales is incorporated by reference to Note 9 of Notes to Consolidated Financial Statements in Item 8 of Part II of this Form 10-K.

Competition

The market for applications processors and co-processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices.

We believe that the principal factors of competition in this market are processing performance, price, features, power consumption, size and customer support. Our ability to compete successfully in the applications processor and co-processor market depends on a number of factors including, success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ramp of production of our products, customer demand and acceptance of more sophisticated  functionality on handheld devices, end-user acceptance of our customers’ products, market acceptance of competitors’ products and general economic conditions. Our ability to compete will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends.

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

Intellectual Property

We rely in part on patents to protect our intellectual property. As of January 31, 2010, we had 15 issued patents. These issued patents are scheduled to expire between June 2014 and February 2025. We cannot assure you that any issued patents will provide us with significant intellectual property protection or competitive advantages, that they will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

In fiscal 2009, we completed the sale of selected patents, which included our embedded DRAM patents, and a patent application to Faust communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products. We may decide to license or sell certain additional patents in the future. There was no licensing revenue in fiscal 2010 and fiscal 2009.

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

Backlog

Sales of our products are primarily made through standard purchase orders that are cancelable without significant penalties. These purchase orders are subject to price renegotiations and to changes in quantities of products and delivery schedules to reflect changes in customers’ requirements and manufacturing availability. Also, if our customers are moving to “just in time” relationships with their vendors, whereby orders for product deliveries are not provided to the supplier until just before the requested delivery. A large portion of our sales is made through short lead-time orders. In addition, our actual shipments depend on the manufacturing capacity of our suppliers and the availability of products from such suppliers. As a result of the foregoing factors, we do not believe that backlog is a meaningful indicator of future revenue.

Employees

As of January 31, 2010, we had four full-time employees and three part-time employees.  We also engage a number of engineers through partnerships and alliances. The Company utilizes outside consultants for marketing and sales. We also employ, from time to time, a number of temporary employees as well as consultants on a contract basis. As we are a fabless semiconductor firm, our manufacturing function is provided via a partnership with a manufacturer in Taiwan and, therefore, we do not have employees performing that function. Our employees are not represented by a collective bargaining organization.

Management

Executive Officers

The executive officer of the Company as of May 14, 2010 is as follows:

NAME	AGE	POSITION
Syed Zaidi	51	President, Chief Executive Officer and Director

There are no family relationships among the executive officer and directors of the Company.

Syed Zaidi has been President and Chief Executive Officer since March 1, 2010.  From January 19, 2010 until February 28, 2010 he was the Company’s President and Interim Chief Executive Officer.  Prior to that time, Mr. Zaidi was the Company’s Chief Operating Officer and a member of the Board of Directors since February 2007 and will continue to serve as a Director.  Mr. Zaidi, who is 51 years old, has been with the Company since 1995.  His previous positions have included serving as the Company’s Vice President of Engineering from May 2000 until February 2007.

Prior to joining NeoMagic, Mr. Zaidi worked at Sierra Semiconductor, where he was responsible for systems engineering of Multimedia products and at Raytheon where he too worked in multimedia semiconductors for high-end Graphics development. He has also worked at Advance Micro Research where he designed and developed UNIX based multi-user systems, multiple Video and Graphic ASICs for Multimedia products. The holder of various US patents, he has a Bachelor of Electrical & Electronics Engineering from Leeds University, England and a BSET from Indiana State University.

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

We Need Additional Capital and We Have Substantially Reduced our Operating Activities

At January 31, 2010, we had $31 thousand in cash and cash equivalents and $185 thousand in accounts receivable. We believe that this level of cash, cash equivalents and accounts receivable is not sufficient to maintain continuing operations at current levels. We are not generating sufficient cash from the sale of our products to support our operations and have been incurring significant losses. We have been funding our operations primarily with the cash proceeds of the sale of our MM3 application processor. During our third fiscal quarter ended November 1, 2009, we completed a private equity financing with a net proceed of $734 thousand.  The Company has used the proceeds from the sale of the Securities for general corporate purposes, including general and administrative expenses and payment of outstanding liabilities, and not to redeem or repurchase the Company's Securities. We incurred additional operating losses through the end of our fourth fiscal quarter in January 2010. Unless we are able to increase sales and raise additional capital, we will not have sufficient cash to support our operations. During fiscal 2010 and 1009, we took steps to restructure our operations and reduce our monthly operational cash expenditures.  In February 2009, the Company’s subsidiaries discontinued business operations in Israel and India. In accordance with the guidance provided by legal counsel and ASC 810-10, beginning with the third fiscal quarter of fiscal year 2010, we no longer consolidate the financial statements of our previous subsidiaries in Israel and India.

There is no assurance that we will be generating a sufficient cash flow from operations or obtaining sufficient funding from any source on acceptable terms, if at all. If we are unable to generate sufficient cash flows from our operations, we may not be able to continue operations as proposed, requiring us to modify our business plan, curtail various aspects of our operations or cease operations. In such event, investors may lose a portion or all of their investment. The report of our independent registered public accounting firm, in respect of our 2010 fiscal year, included an explanatory going concern paragraph regarding substantial doubt as to our ability to continue as a going concern, which indicates an absence of obvious or reasonably assured sources of future funding that will be required by us to maintain ongoing operations.

We Have a Limited Customer Base

In fiscal 2010, one customer accounted for 100% of our product revenue. In fiscal 2009, one customer accounted for 86% of product revenue. There was no licensing revenue in fiscal 2010 and fiscal 2009. We expect that a small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future. As our newly announced products become available and achieve customer acceptance, we expect our customer base to increase. Furthermore, the majority of our sales were made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of devices sold by a single customer.

We May Lose Our Customer Base

Our products are designed to afford device manufacturer significant advantages with respect to product performance, power consumption and product size. To the extent that other future developments in components or subassemblies incorporate one or more of the advantages offered by our products, the market demand for our products may be negatively impacted.

We Have Been Delisted from The Nasdaq Stock Market

In October 2008, due to our inability to comply with the minimum shareholders’ equity, market value of listed securities and net income requirements set forth in Rule 4310(c)(3), our common stock was delisted from The Nasdaq Capital Market. Trading in our common stock is now conducted on the Bulletin Board “pink sheets” under the nmgc.pk symbol. There is no guarantee that there will be an active trading market for our common stock. You may not be able to sell your shares of our stock quickly, at the market price or at all, if trading in our stock is not active.

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

During our third fiscal quarter 2010, three new members were appointed to our board of directors.  As of January 31, 2010, our external audit committee consists of two independent members. In January 2009, the Company’s Chief Financial Officer resigned.  In December 2009, the Company retained the services of James D. Pardee, a partner at FLG Partners, LLC, a Silicon Valley chief financial officer services and board advisory consultancy firm, to serve at our Acting Chief Financial Officer. Mr. Pardee resigned his position in January 2010. As of January 31, 2010, the Company has not retained a new Chief Financial Officer and our Director, Finance and Administration is performing the functions of our Principal Financial Officer. In February 2010, an additional independent director was appointed to serve on our board and on our Audit Committee.

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

We May Encounter Inventory Excess or Shortage

To have product inventory to meet potential customer purchase orders, we place purchase orders for semiconductor wafers from our manufacturer in advance of having firm purchase orders from our customers. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in an inventory write-down affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time to time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just-in-time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. In fiscal 2010, we reversed a prior write-down of $53 thousand as we ascertained certain material obsolete and subsequently it was scrapped.  In fiscal 2009, we incurred excess inventory charges of $3.4 million. The significant write-downs for excess inventory in fiscal 2009, had a material adverse effect on our financial condition and results of operations. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

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

Uncertainty Regarding Future Licensing Revenue and Gain on Sale of Patents

Patents sold in prior fiscal years related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our MiMagic products. We cannot assure you that we will be able to generate any future licensing revenue or gains on sales of patents from our remaining 15 patents as of January 31, 2010, or from any future patents that we will own or have the right to license.

We Depend on Qualified Personnel

Our future success depends in part on the continued service of our personnel, and our ability to identify, contract or hire and retain additional personnel to serve potential customers in our targeted markets. There is strong competition for qualified personnel in the semiconductor industry, and we cannot assure you that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. We have experienced the loss of personnel both through headcount reductions and attrition. In the past two years we have lost some of our executive management, including our President and Chief Executive Officer, our Vice President of Worldwide Sales, our Vice President of Marketing, our Vice President of Operations, and our Chief Financial Officer and our Acting Chief Financial Officer.

Our executive officer is an employee “at will”. We have an employment contract with Syed Zaidi, our chief executive officer. Until their departures, we had employment contracts with our former President and Chief Executive Officer, our Vice President of Finance and Chief Financial Officer, our Vice President of Operations, and our Vice President of Marketing. The employment contract allow us to terminate employment at any time but requires us to make severance payments depending upon the circumstances surrounding termination of employment. We do not maintain key person insurance on any of our personnel. If we are not able to retain key personnel, if our headcount is not appropriate for our future direction, or if we fail to recruit key personnel critical to our future direction in a timely manner, this may have a material adverse effect on our business, financial condition and results of operations.

In addition, our future success will depend in part on our ability to identify and retain qualified individuals to serve on our board of directors. We believe that maintaining a board of directors comprised of qualified members is critical given the current status of our business and operations. Moreover, SEC and Nasdaq Capital Market rules require that three independent board members serve on our audit committee. As of January 31, 2010, we have two independent board members that serve on our audit committee. Any inability on our part to identify and retain qualified board members could have a material adverse effect on our business.  We have been delisted from the Nasdaq Capital Market and our stock currently is trading on the Bulletin Board “pink sheet”. In February 2010, an additional independent director was appointed to serve on our board and on our Audit Committee.

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

We Depend on Third-Party Manufacturers to Produce Our Products

We have a relationship with one contractor to perform assembly, packaging and testing of our products. We work with the contractor for advanced packaging capabilities. We do not have long-term agreement with the contractor. As a result of our reliance on contractors to assemble, test and provide advanced packaging for our products, we cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembling our products.  Due to the amount of time normally required to qualify assembly and test contractors, shipments could be delayed significantly if we are required to find alternative contractors.

Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques. The contractor subcontracts with a foundry in Taiwan.  Due to the amount of time normally required to qualify these wafer subcontractors, shipments could be delayed significantly if we are required to find an alternative subcontractor foundry, to produce semiconductor wafers for our current products. We do not have a long-term agreement with this foundry. We depend on our wafer supplier to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable cost and quality at acceptable manufacturing yields, and to deliver those products to us on a timely basis. Since, in our experience, the lead time needed to establish a relationship with a new wafer fabrication partner is at least 12 months, and the estimated time for a foundry to switch to a new product line ranges from four to nine months, we may have no readily available alternative source of supply for specific products. In addition to time constraints, switching foundries would require a diversion of engineering manpower and financial resources to redesign our products so that the new foundry could manufacture them. We cannot assure you that we can redesign our products to be manufactured by a new foundry in a timely manner, nor can we assure you that we will not infringe on the intellectual property of our current wafer manufacturer if we were to redesign our products for a new foundry. In addition, due to the reduction of our engineering staff, it is unlikely that we could develop an alternative design. A manufacturing disruption experienced by our manufacturing partner would have a material adverse effect on our business, financial condition and results of operations.

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

We Rely on Third-Party Subcontractors to Assemble and Test Our Products

Our products are assembled and tested by third-party subcontractors. We expect that, for the foreseeable future, the vast majority of our products will be packaged and assembled at a single vendor on a purchase-order-by-purchase-order basis. We do not have long-term agreements with any of these subcontractors. Such assembly and testing is conducted on a purchase order basis. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of our products. Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if we were required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and test of our products could have a material adverse effect on our business, financial condition and results of operations.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of January 31, 2010, we had been issued and held 15 patents. These issued patents are scheduled to expire between 2014 and 2025. In fiscal 2009 we sold 18 patents and one patent application for net proceeds of $9.5 million. The patents sold related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our  MiMagic products. Additionally, we have several patent applications pending. We cannot assure you that our pending patent applications, or any future applications, will be approved. Further, we cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 100%, and 99% of our product revenue for fiscal 2010 and 2009, respectively. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. Letters of credit issued by customers have supported a portion of our foreign sales. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Our Stock Price May Be Volatile

The market price of our Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. For example, during fiscal 2010, the highest closing sales price per share was $0.24 and the lowest was less than $0.01. During fiscal 2009, the highest closing sales price was $1.68 and the lowest was less than $0.01 per share. The market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of our Common Stock could be subject to significant fluctuations in response to various factors, including sales of our common stock, quarter-to-quarter variations in our anticipated or actual operating results, announcements of new products, technological innovations or setbacks by us or our competitors, general conditions in the semiconductor industry, unanticipated shifts in the markets for mobile phones and other handheld devices or changes in industry standards, losses of key customers, litigation commencement or developments, the impact of our financing activities, including dilution to shareholders, changes in or the failure by us to meet estimates of our performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. We do not have a market maker for our stock. In future quarters, our operating results may be below the expectations of public market analysts or investors.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

Our corporate headquarters, which is also our administrative, selling and marketing, customer service, applications engineering and product development facility, is located in San Jose, California and consists of approximately 3,500 square feet under a 2 year non-cancelable lease that will expire in January, 2012.

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock trades on the Bulletin Board “pink sheets” the symbol “NMGC”.  The following table represents the high and low price per share for our common stock as quoted on the “pink sheets” for the periods indicated:

Quarterly Data
Fiscal 2010	1st	2nd	3rd	4th
Price range common stock:
Low	$0.01	$0.02	$0.03	$0.05
High	$0.03	$0.07	$0.19	$0.24

Fiscal 2009
Price range common stock:
Low	$0.88	$0.15	$0.01	$0.01
High	$1.68	$0.93	$0.41	$0.01

We had 180 stockholders of record as of April 23, 2010. We have not paid any dividends on our common stock.

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

Item 6.	SELECTED FINANCIAL DATA

Not applicable.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

When used in this discussion, the words “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current intentions and expectations. However, actual events and results could vary significantly based on a variety of factors including, but not limited to: customer acceptance of new NeoMagic products, the market acceptance of devices developed and marketed by customers that use our products, our ability to execute product and technology development plans on schedule, and our ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment. Examples of forward-looking statements include statements about our expected revenues, our competitive advantage in our markets, the potential market for our products, our expected production timelines, our customer base and our need for additional financing beyond the next 12 months. These statements are subject to significant risks and uncertainties, including those set forth below under Item 1A of Part I of this Form 10-K, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

NOTE: For a more complete understanding of our financial condition and results of operations, and some of the risks that could affect future results, see Item 1A of Part I of this Form 10-K. This section should also be read in conjunction with the Consolidated Financial Statements and related Notes.

Overview

NeoMagic designs and delivers consumer electronic device solutions with semiconductors and software for video, television, imaging, graphics, and audio.  We provide low cost, innovative chip technology for tomorrow's entertainment and communication needs.  We continue to deliver semiconductor chips (primarily from our MiMagic 3 product line), software and device designs. Our solutions offer low power consumption, small form-factor and high performance processing. As part of our complete system solution, we deliver a suite of middleware and sample applications for imaging, video and audio functionality, and we provide multiple operating system ports with customized drivers for our products. Our product portfolio includes semiconductor solutions known as Applications Processors. Our Applications Processors are sold under the “MiMagic” brand name with a focus on enabling high performance multimedia within a low power consumption environment.  During fiscal 2010, the Company began development of the Horizon Digital Picture Frame kit using our existing MiMagic 6+ product line.

On October 12, 2009, we entered into a Stock Purchase Agreement with Attiva Capital Partners, Ltd.; Bluestone Financial Ltd., and Mediastone LLC, ( collectively, the " Investors "), pursuant to which the Company sold to the Investors an aggregate of  20,000,000 shares of restricted unregistered Common Stock at $0.03 per share, for a total consideration of $600,000.  In connection with the purchase, the Company has also issued to such Investors (i) Class A Warrants entitling them to purchase an aggregate of 20,000,000 shares of the Company's Common Stock at an exercise price of $0.06 per share; and (ii) Class B Warrants entitling them to purchase an aggregate of 20,000,000 shares of the Common Stock at an exercise price of $0.09 per share. The closing date of the sale was October 16, 2009.  In addition, as of October 12, 2009, the Company concurrently entered into a Stock Purchase Agreement with its Chief Executive Officer, Chief Operating Officer and three other employees (the “Employee Investors”), pursuant to which the Employee Investors paid $152,414 to the Company on the Closing Date of October 16, 2009, to purchase an aggregate of 5,080,480 shares of the Company's restricted unregistered Common Stock at $0.03 per share. In connection with such purchase, the Company issued to such Employee Investors an aggregate of 2,540,240 Class A Warrants exercisable at $0.06 per share and 2,540,240 Class B Warrants, exercisable at $0.09 per share. All of these two year Warrants are identical in form to the Class A and Class B warrants being issued to the Investors, except that the expiration date for these warrants is not subject to any acceleration.  The closing date of the sale was October 16, 2009. See Note 4 of the Notes to the Consolidated Financial Statements.

On February 15, 2008, we completed the sale of selected patents, which included our embedded DRAM patents and a patent application, to Faust communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products.  We may decide to license or sell certain additional patents in the future. There was no licensing revenue in fiscal years 2010 and 2009. Gain on sale of patents was $9.5 million in fiscal 2009. There were no patent sales in fiscal 2010.

Our fiscal year ends on the last Sunday in January.  The Company’s fiscal years generally have 52 weeks. Fiscal 2010 ended on January 31, 2010 and had 53 weeks and fiscal 2009 ended on January 25, 2009 and had 52 weeks.

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

In fiscal 2010, we reversed a prior write-down of $53 thousand as we ascertained certain material obsolete and subsequently it was scrapped.  In Fiscal Year 2009 we wrote down our entire remaining inventory of MiMagic 6+, MiMagic 8, and NMTV due to the significant downsizing of our sales, marketing and engineering which makes it improbable that these inventories can be sold as part of any future products.

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

Results of Operations

Product Revenue

Product revenue was $1.5 million and $2.0 million, in fiscal 2010 and 2009, respectively. The decrease in product revenue in fiscal 2010 compared to fiscal 2009 is primarily due to an approximately $367 thousand decreased sales of our MiMagic 3 application processors and due to an approximately $56 thousand decrease in shipments of our MiMagic 6+ applications processors. The overall decrease in shipments of our MiMagic 3 applications processor during fiscal 2010 relative to fiscal 2009 was driven by decreased product orders. The decrease in shipments of our MiMagic 6+ applications processor during fiscal 2010 relative to the same period in fiscal 2009 was driven by lack of demand. We expect that the percentage of our net sales represented by any one product or type of product may change significantly from period to period when new products are introduced and existing products reach the end of their product life cycles.

Product sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 100% and 99% of product revenue in fiscal 2010 and 2009, respectively. During fiscal 2010 and fiscal 2009, 100% and 88%, respectively, of our revenue resulted from the sale of our MiMagic 3 application processor. We expect that export sales will continue to represent the majority of our product revenue.

We expect that export sales will continue to represent a significant portion of product revenue. All sales transactions were denominated in United States dollars. The following is a summary of our product revenue by major geographic area based on the invoicing location of each customer:

Year Ended	January 31, 2010	January 25, 2009
Korea	—%	12%
Singapore	100%	84%
United States	—%	1%
Hong Kong	—%	3%

Gross Profit (Loss)

Gross profit (loss) was $0.9 million and ($2.8) million in fiscal 2010 and 2009, respectively. As a percentage of product revenue, gross profit from product revenue was 57% and (140%) in fiscal 2010 and 2009, respectively. The increase in gross profit percentage for fiscal 2010 was primarily due to decreased material costs and decreased manufacturing direct labor expenses.   Fiscal 2009 was unfavorably impacted by charges of $3.6 million to write-down write inventories.  The write-down was done to anticipate market value where ending on-hand quantities exceeded the foreseeable customer requirements due to a lack of customer demand and cessation of marketing efforts for these products. Cost of revenue includes stock-based compensation of $16 thousand and $26 thousand in fiscal 2010 and fiscal 2009, respectively

In the future, our gross margin percentages may be affected by the mix of product revenue and licensing revenue, increased competition and related decline in unit average product selling prices (particularly with respect to older generation products), changes in the mix of products sold, timing of volume shipments of new products, the availability and cost of products from our suppliers, inventory write-downs, and manufacturing yields (particularly on new products).

Research and Development Expenses

Our in-house Research and Development has been reduced and is used in combination with external contractors. Research and development expenses are primarily directed to development for our Horizon digital picture frame manufacturing kit. We are also developing new technology and subsequent to our year ended January 31, 2010, on May 5, 2010 we entered into a Master Development and License Agreement with Synapse Design Automation, Inc., to design and implement (analog and digital) a USB 3.0 super speed transceiver that the Company expects to use in a semiconductor chip to be manufactured. In addition to the USB 3.0 Transceiver, we are developing a semiconductor chip targeting the television, monitors, printers and scanner markets. The chip will use lower transistor geometries, higher frequency, and is expected to be a smaller die size than its current competitors.

Research and development expenses include compensation and associated costs relating to development personnel, outside engineering consulting, amortization of intangible assets and prototyping costs, which are comprised of photomask costs and other pre-production costs.  Research and development expenses were ($0.3) million and $8.0 million, in fiscal 2010 and 2009, respectively. These expenses include stock based compensation $0.6 million in fiscal 2009.  There was no stock based compensation expense in fiscal 2010. The decrease in fiscal 2010 from fiscal 2009 of $7.7 million was primarily due to decreased compensation expense and patent related activity including cancellation of a patent transfer.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $3.2 million and $5.3 million in fiscal 2010 and 2009, respectively. These expenses include stock-based compensation of $0.5 million and $0.6 million, in fiscal 2010 and 2009, respectively. The decrease in sales, general and administrative expenses was driven by lower compensation costs, legal and audit fees, and by lower facilities costs.

Gain on Sale of Patents

In the first quarter of fiscal 2009, we completed the sale of 18 non-essential patents, which included our embedded DRAM patents, and a patent application to Faust Communications Holdings, LLC for $12.5 million, providing net proceeds of $9.5 million after agency commissions. We have retained a worldwide, non-exclusive, royalty-free license to use the technology covered by these patents and patent application for all of our current and future products. The patents sold in the first quarter of fiscal 2009 do not relate to products NeoMagic currently sells or plans to sell.  There were no patent sales in fiscal 2010.

Stock-Based Compensation

Stock-based compensation expense was $0.5 million and $1.2 million in fiscal 2010 and 2009, respectively. Stock-based compensation expense recorded in cost of revenues, research and development expenses and sales, general and administrative expenses for fiscal 2010 and fiscal 2009 represents the amortization of the fair value of share-based payments made to employees, members of our board of directors and other service providers in the form of stock options and purchases under the employee stock purchase plan, as we adopted the provision of ASC 718, “Share-Based Payment”, on the first day of fiscal 2007. The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the requisite service period.
We elected to adopt the modified prospective method as provided under ASC 718, “Share-Based Payment”. Accordingly, for fiscal 2010 and fiscal 2009, we accounted for stock compensation under ASC 718, “Share-Based Payment”.

Restructuring Expenses

In Fiscal 2009, acting according to a plan approved by our board of directors, our executive management approved and communicated to our employees, efforts to substantially reduce our operating activities and reduce our on-going expenditures by terminating employment for substantially all of our operational and engineering employees in all worldwide locations.  These actions were part of the Company’s strategy to create a more streamlined and effective business and cost structure in response to continuing economic uncertainties with the intent to improve its operating cost structure. As part of the Plan, the Company scaled back its product development efforts, reduced its workforce through a lay-off, terminated substantially all of its operational and engineering employees, and closed subsidiaries in Israel and India. These restructuring activities have resulted in charges related to severance and benefit arrangements for terminated employees, contract termination and other exit-related costs, and asset impairment charges related to accelerated amortization of semiconductor design automation software tools and other property and equipment assets.

Related to these activities, in the fiscal 2010, the Company recorded ($349) thousand in restructuring charges for compensation expense of the compensation settlements of our former officers. This credit amount resulted from the reduction in liabilities for compensation settlements with our former employees. In fiscal 2009, the Company incurred restructuring charges of $1.9 million, comprised of approximately $1.2 million of severance related costs, $12 thousand of contract termination expenses, and $0.8 million of asset impairment charges related to design automation software tools due to the cessation of semiconductor product development efforts. The restructuring charges are reported in the consolidated statements of operations under operating expenses, “Restructuring expense”.

Interest Income and Other

We earn interest on our cash and short-term investments. Interest income was $0.2 million in fiscal 2009. There was no interest income in fiscal 2010.  The decrease in fiscal 2010 from fiscal 2009 is primarily due to lower average cash and short-term investment balances and by the decrease in interest rates.

Interest Expense

Interest expense was $19 thousand in fiscal 2009. There was no interest expense in fiscal 2010.  The decrease in fiscal 2010 from fiscal 2009 is due to decreased principal balances.

Gain on Debt Forgiveness

The Company recorded a non-cash gain on debt forgiveness of $2.7 million in fiscal 2010 primarily relating to accounts payable of $2.0 million, compensation of $0.8 million, and other accruals of $51 thousand partially offset by $0.2 million in other current assets.  In fiscal 2009, the Company recorded a gain on debt forgiveness of $0.4 million primarily relating to a capital lease expense.

Gain from Change in Fair Value on Revaluation of Warrant Liability

The Company recorded a loss of $2 thousand in fiscal 2010 and a gain of $38 thousand in fiscal 2009 for the change in fair value on revaluation of its warrant liability associated with its warrants issued on December 6, 2006. The Company is required to revalue the 2006 Warrants at the end of each reporting period with the change in value reported in the statement of operations as a “gain (loss) from change in fair value of warrant liability” in the period in which the change occurred. We calculate the fair value of the warrants outstanding using the Black-Scholes model (see Note 7- Warrant Liability of Notes to Consolidated Financial Statements). Following a warrant exchange in fiscal 2007, the number of 2006 Warrants subject to quarterly reevaluation has decreased from warrants to purchase 1,250,000 shares to a warrant to purchase 50,000 shares, which has the effect of decreasing the magnitude of any future reevaluations.

Income Taxes

The Company recorded an income tax benefit of $64 thousand and $165 thousand for the fiscal years ended 2010 and 2009, respectively. In fiscal 2010, we did not record a provision for domestic income taxes as we incurred an operating loss for the fiscal year. We recorded a net tax benefit of $64 thousand in fiscal 2010, primarily due to foreign income taxes.  In fiscal 2009, we recorded a tax benefit of $165 thousand, which consisted primarily of a reduction in income tax payable of $218 thousand for the settlement of an income tax assessment with the State of Texas and a decrease in tax reserves related to transfer pricing of approximately $227 thousand due to the statute of limitations expiration. Our effective tax (benefit) rate was (5.3%) in fiscal 2010 and (2.0%) in fiscal 2009. In fiscal 2010, the tax rate differed from the statutory rate due primarily to an increase in our valuation allowance. Realization of our deferred tax assets, which have a full valuation allowance, depends on us generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards. Due to the uncertainty of the timing and amount of such realization, the management has concluded that a full valuation allowance is required as of January 31, 2010.

Liquidity and Capital Resources

At January 31, 2010, the Company had $31 thousand in cash and cash equivalents, and $185 thousand in accounts receivable as compared to $183 thousand in cash and cash equivalents and $41 thousand in accounts receivable at January 25, 2009. The Company does not believe its current cash and cash equivalents and investments will satisfy its projected cash requirements through the next twelve months and there exists doubt about the Company’s ability to continue as a going concern. The audit report of our independent registered public accounting firm with respect to our fiscal year ended January 31, 2010, includes an explanatory paragraph for a “going concern”. If the Company experiences a material shortfall versus its plan for fiscal 2011, it expects to take all appropriate actions to ensure the continuing operation of its business and to mitigate any negative impact on its cash position. The Company believes that it can take actions to generate cash by seeking funding from strategic partners, seeking further equity or debt financing from financial sources, and selling or licensing intellectual property. We cannot assure you that additional financing will be available on acceptable terms or at all. Beyond its fiscal 2010, the adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in re-establishing profitable operations and positive operating cash flows.

Cash and cash equivalents used in operating activities were $0.9 million and $10.5 million in fiscal 2010 and 2009, respectively. The net cash used in operating activities in fiscal 2010, was primarily due to a reduction in operating income for a non-cash gain on debt forgiveness of $2.7 million, a decrease in compensation and related benefits liability of $45 thousand, a decrease in patent related payable of $270 thousand, and an increase in accounts receivable of $144 thousand, off-set by a non-cash stock-based compensation expense of $492 thousand, an increase in accounts payable of $432 thousand, and an increase in other accruals of $289 thousand. The cash used in operating activities in fiscal 2009, was primarily due to net losses of $8.0 million, a non-operating gain on the sale of patents of $9.5 million, a non-cash gain on debt forgiveness of $0.4 million, partially offset by non-cash charges for inventory write-downs of $3.6 million, stock-based compensation expense of $1.2 million and depreciation expense of $0.8 million.

There was minimal cash provided by investing activities in fiscal 2010. Net cash provided by (used in) investing activities was $9.9 million in fiscal 2009. The net cash provided by investing activities in fiscal 2009, is primarily due to the net proceeds from the sale of patents of $9.5 million and maturities of short-term investments of $3.5 million, partially offset by purchases of short-term investments of $3.0 million.

Net cash provided by financing activities was $0.7 million and net cash used in financing activities was $(0.2) million in fiscal 2010 and 2009, respectively. The net cash provided by financing activities in fiscal 2010, was due to net proceeds from the issuance of common stock. The net cash used in financing activities for fiscal 2009, was principally due to payments on capital lease obligations of $0.2 million.

Subsequent to our fiscal year ended January 31, 2010, the Company closed a private equity financing on February 11, 2010. The Company sold and issued the 6,400,000 shares of unregistered restricted common stock for an aggregate offering price of $320 thousand. After deducting offering costs, net cash proceeds received by the Company were $314 thousand. The financing provided that the Company will use the proceeds from the sale of the Securities for general corporate purposes, including general and administrative expenses and payment of outstanding liabilities, and not to redeem or repurchase the Company's securities.

On March 25, 2010, the Company closed an additional private equity financing. The Company sold and issued the 2,714,293 shares of unregistered restricted common stock for an aggregate offering price of $190 thousand. There were minimal offering costs. The financing provided that the Company will use the proceeds from the sale of the securities for general corporate purposes, including general and administrative expenses and payment of outstanding liabilities, and not to redeem or repurchase the Company's securities.

On March 25, 2010, holders of our Class A Warrants exercised Class A Warrants to purchase an aggregate of 17,666,667 shares of our common stock, at a purchase price of $0.06 per share, for an aggregate of $1.06 million.  In the aggregate, the investors that exercised the Class A Warrants received 17,666,667 unregistered restricted shares of our common stock.

Contractual Obligations

The following summarizes our contractual obligations at January 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flow (in thousands).

	2011	2012	There After	Total
CONTRACTUAL OBLIGATIONS
Operating leases	$38	$42	$—	$80

In January 2010, the Company moved its principal headquarters to a facility in San Jose, California, under a non-cancelable operating lease that expires in January 2012.

Off-Balance Sheet Arrangements

As of January 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

The information regarding recent accounting pronouncements set forth in Note 1 of the Notes to Consolidated Financial Statements is herby incorporated by reference into this Item 7 of Part II.

Impact of Currency Exchange Rates

In fiscal 2010, all of our payments made to our suppliers and all of our payments received from our customers were denominated in U.S. dollars. We have in the past and may in the future enter into foreign currency forward contracts to minimize short-term foreign currency fluctuation exposures related to firm purchase commitments. We do not use derivative financial instruments for speculative or trading purposes. Our accounting policies for these instruments are based on our designation of such instruments as hedging transactions. The criteria we use for designating an instrument as a hedge include its effectiveness in risk reduction and one-to-one matching of derivative instruments to underlying transactions.

Notwithstanding the measures we have adopted, due to the unpredictability and volatility of currency exchange rates and currency controls, we cannot assure you that we will not experience currency losses in the future, nor can we predict the effect of exchange rate fluctuations upon future operating results.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Foreign Currency Fluctuations

We did not have any foreign currency forward contracts in fiscal 2010 and fiscal 2009. The Company does not use derivative financial instruments for speculative or trading purposes.

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

The table below summarizes our investment portfolio. The table includes cash and cash equivalents, short-term investments, and related average interest rates. Principal (notional) amounts as of January 31, 2010 and January 25, 2009 maturing in fiscal 2011 and fiscal 2010, respectively, are as follows:

	Fair Value
(in thousands, except percentages)	January 31, 2010	January 25, 2009
	Taxable	Taxable
Cash and cash equivalents	$31	$183
Weighted average interest rate	0.0%	0.1%
Total cash and cash equivalents	$31	$183

Interest earned on non-taxable investments is subject to preferential tax treatment under the Internal Revenue Code. We did not have any non-taxable investments as of January 31, 2010 and January 25, 2009.

Our cash equivalents are exposed to financial market risk due to fluctuations in interest rates, which may affect our interest income. At January 31, 2010, our cash and cash equivalents had no material earned interest. At January 25, 2009, our cash and cash equivalents earned interest at an average rate of 0.1%. Due to the short-term nature of our investment portfolio, operating results or cash flows are vulnerable to sudden changes in market interest rates. Assuming a decline of 10% in the market interest rates at January 31, 2010 and January 25, 2009, with consistent cash balances, interest income would be adversely affected by approximately $0 and $7 per quarter. We do not use our investment portfolio for trading or other speculative purposes.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of January 31, 2010 and the basis for that measurement (in thousands):

		(Level 1)
		Quoted Prices
		in Active
		Markets of
	Balance as of	Identical
	January 31, 2010	Assets

Money market funds	$14	$14

	$14	$14

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of January 31, 2010, the Company did not have any assets with valuations obtained from readily-available pricing sources for comparable instruments (Level 2 assets) or those without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

ASC 820 also became effective the first quarter of fiscal 2009. This option was not chosen, so marketable securities continue to be accounted for as available-for-sale securities under ASC 320 (formerly SFAS 115 “Accounting for Certain Investments in Debt and Equity Securities”).

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

NEOMAGIC CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended
	January 31, 2010	January 25, 2009
	(in thousands, except per share data)
Product revenue	$1,547	$1,980

Cost of product revenue	666	4,755
Gross profit (loss)	881	(2,775)
Operating expenses:
Research and development	(307)	7,950
Sales, general and administrative	3,162	5,299
Restructuring expense	(349)	1,936
Gain on sale of patents, net	—	(9,500)
Total operating expenses	2,506	5,685
Loss from operations	(1,625)	(8,460)
Interest income and other	25	174
Interest expense	—	(19)
Loss on marketable equity securities	—	(191)
Gain on debt forgiveness	2,731	396
Gain (loss) from change in fair value on revaluation of warrant liability	(2)	38
Income (loss) before income taxes	1,129	(8,062)
Income tax (benefit)	(64)	(165)
Net income (loss)	$1,193	$(7,897)
Basic net income (loss) per share	$0.06	$(0.62)
Diluted net income (loss) per share	$0.06	$(0.62)
Weighted average common shares outstanding for basic	19,984	12,645
Weighted average common shares outstanding for diluted	19,984	12,645

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEOMAGIC CORPORATION
CONSOLIDATED BALANCE SHEETS

	January 31, 2010	January 25, 2009
	(in thousands, except share and per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$31	$183
Short-term investments	—	—
Accounts receivable, less allowance for doubtful accounts
of $0 at January 31, 2010 and January 25, 2009	185	41
Inventory, net	110	98
Prepaid deposits	5	176
Prepaid expenses	44	23
Other current assets	—	14
Total current assets	375	535
Property, plant and equipment, net	5	—
Total assets	$380	$535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$408	$2,009
Accrued compensation and related benefits	581	1,483
Income taxes payable	40	104
Warrant liability	2	—
Other accruals	226	259
Total current liabilities	1,257	3,855

Commitments and contingencies (Note 8)
Stockholders’ deficit:
Preferred stock, $.001 par value: Authorized shares—2,000,000
Issued and outstanding shares – none at January 31, 2010
and January 25, 2009
Common stock, $.001 par value: Authorized shares—100,000,000
Issued and outstanding shares – 38,051,394 at January 31, 2010
and 12,570,914 at January 25, 2009	38	13
Additional paid-in-capital	124,623	123,398
Accumulated deficit	(125,538)	(126,731)
Total stockholders’ deficit	(877)	(3,320)
Total liabilities and stockholders’ deficit	$380	$535

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEOMAGIC CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended
	January 31, 2010	January 25, 2009
	(in thousands)
Operating activities
Net income (loss)	$1,193	$(7,897)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	—	830
Gain on sale of patents	—	(9,500)
Decrease in patents payable	(270)	—
Change in fair value on revaluation of warrant liability	2	(38)
Gain on debt forgiveness	(2,731)	(396)
Gain on sale of property, plant and equipment	—	(38)
Reversal of provision for tax liability	(64)	—
Net change inventory reserves	(53)	3,555
Loss on marketable equity securities	—	191
Stock-based compensation	492	1,232
Changes in operating assets and liabilities:
Accounts receivable	(144)	480
Inventory	41	61
Prepaid and other current assets	(23)	463
Long-term prepaid and other assets	—	75
Accounts payable	432	536
Compensation and related benefits	(45)	426
Income taxes payable	—	(479)
Other accruals	289	(27)
Net cash used in operating activities	(881)	(10,526)
Investing activities
Proceeds from sale of patents	—	9,500
Purchases of property, plant and equipment	(5)	(100)
Purchases of short-term investments	—	(2,991)
Maturities of short-term investments	—	3,502
Net cash provided by investing activities	(5)	9,911
Financing activities
Payments on capital lease obligations	—	(235)
Net proceeds from issuance of common stock, net of repurchases	734	69
Net cash provided by (used in) financing activities	734	(166)
Net decrease in cash and cash equivalents	(152)	(781)
Cash and cash equivalents at beginning of year	183	964
Cash and cash equivalents at end of year	$31	$183
Supplemental schedules of cash flow information
Cash paid during the year for:
Interest	$—	$19
Taxes paid	$—	$310
Supplemental disclosure of non-cash investing activities:
Change in fair value of marketable equity securities	$—	$(271)
Issuance of common stock related to debt settlement	$25	$—

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEOMAGIC CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid - In-	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Income (Loss)	Deficit	Deficit
	(in thousands, except share data)
Balance at January 27, 2008	12,455,779	$12	$122,098	$271	$(118,834)	$3,547

Issuance of common stock under
employee stock purchase plan	115,135	1	68	—	—	69

Stock-based compensation expense	—	—	1,232	—	—	1,232

Components of comprehensive loss:
Net loss	—	—	—	—	(7,897)	(7,897)
Change in unrealized loss on investments	—	—	—	(271)	—	(271)
Total comprehensive loss	—	—	—	—	—	(8,168)

Balance at January 25, 2009	12,570,914	$13	$123,398	$—	$(126,731)	$(3,320)

Stock-based compensation expense	—	—	492	—	—	492

Issuance of common stock under Private Equity
Financing, net of expenses	25,080,480	25	709	—	—	734

Issuance of common stock under Settlements	400,000	—	24	—	—	24

Components of comprehensive loss:
Net income (loss)	—	—	—	—	1,193	1,193
Total comprehensive income (loss)	—	—	—	—	—	$1,193

Balance at January 31, 2010	38,051,394	$38	$124,623	$—	$(125,538)	$(877)

The accompanying notes are an integral part of these Consolidated Financial Statements.

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

NeoMagic Corporation designs, develops and markets high-performance semiconductor solutions, known as applications processors, for sale to manufacturers of toll collection systems, mobile phones and handheld devices. NeoMagic Corporation was incorporated in California in May 1993. The Company was subsequently reincorporated in Delaware in February 1997.

Liquidity

Our accompanying consolidated financial statements have been prepared assuming that we will continue as a going concern, which contemplates realization of assets and the satisfaction of liabilities in the normal course of business for the twelve month period following the date of these financials.  At January 31, 2010, the Company had $31 thousand in cash and cash equivalents, and $185 thousand in accounts receivable, and $(882) in working capital, which raises substantial doubt about our ability to continue as a going concern.

If the Company experiences a material shortfall versus its plan for fiscal 2011, it expects to take all appropriate actions to ensure the continuing operation of its business and to mitigate any negative impact on its cash position. Subsequent to our year ended January 31, 2010, we received $504 thousand, net, as a result of two additional financing transactions and $1.06 million for the exercise of Class A Warrants.  In addition, we have signed a Master Development Agreement for the development of a USB 3.0 transceiver (USB Transceiver IP) that the Company expects to use in a semiconductor chip to be manufactured, as well as successor chips. (See Note 10 “Subsequent Events” to Notes to Consolidated Financial Statements.) The Company believes that it can take actions to generate cash by seeking funding from strategic partners, seeking further equity or debt financing from financial sources, and selling or licensing intellectual property. We cannot assure you that additional financing will be available on acceptable terms or at all.  The accompanying consolidated financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Basis of Presentation

For all periods presented, share and per share information in these consolidated financial statements and notes have been adjusted to reflect the Company’s 1-for-5 reverse stock split effective after the close of market on August 12, 2005.

The Company’s fiscal year ends on the last Sunday in January. Fiscal 2010 and fiscal 2009 consisted of 53 weeks and 52 weeks, respectively. Fiscal year 2010 ended on January 31, 2010 and fiscal year 2009 ended on January 25, 2009.

The consolidated financial statements include the accounts of NeoMagic and its wholly owned subsidiaries. . In February 2009, the Company’s subsidiaries discontinued business operations in Israel and India. In accordance with the guidance provided by ASC 810-10 and beginning with the third fiscal quarter of fiscal year 2010, we will no longer consolidate the financial statements of our previous subsidiaries in Israel and India. NeoMagic is not involved with any variable interest entities. Intercompany accounts and transactions have been eliminated. Accounts denominated in non-United States currencies have been re-measured using the United States dollar as the functional currency.

Reclassifications

Certain prior fiscal year balances have been reclassified to conform to the current fiscal year presentation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the financial statements and accompanying notes. Significant estimates include those relating to determination of net realizable value of inventories, realizability of deferred tax assets. Actual results could differ from those estimates.

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Cash and Cash Equivalents
	Amortized Cost	Gross Unrealized Gain	Fair Value
January 31, 2010
Cash and cash equivalents:
Money market funds	$14	$—	$14
Bank accounts	17	—	17
Total	$31	$—	$31

	Amortized Cost	Gross Unrealized Gain	Fair Value
January 25, 2009
Cash and cash equivalents:
Money market funds	$14	$—	$14
Bank accounts	169	—	169
Total	$183	$—	$183

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of January 31, 2010 and the basis for that measurement (in thousands):

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

		(Level 1)
		Quoted Prices
		in Active
		Markets of
	Balance as of	Identical
	January 31, 2010	Assets

Money market funds	$14	$14

Inventory

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

	January 31, 2010	January 25, 2009
	(in thousands)
Raw materials	$48	$27
Work in process	—	31
Finished goods	62	40
Total	$110	$98

Long-Lived Assets

The Company evaluates the carrying value of its long-lived assets, consisting primarily of property, plant and equipment in the fourth quarter of each fiscal year, and whenever certain events or changes in circumstances indicate that the carrying amount of these assets may not be recoverable. Such events or circumstances include, but are not limited to, a significant decline in the Company’s market value, significant reductions in projected future cash flows or gross margins, or macroeconomic factors, including a prolonged economic downturn. In assessing the recoverability of long-lived assets, the Company compares the carrying value to the undiscounted future cash flows the assets are expected to generate. If the total of the undiscounted future cash flows is less than the carrying amount of the assets, the Company will be required to write down such assets based on the excess of the carrying amount over the fair value of the assets. Fair value is generally determined by calculating the discounted future cash flows using a discount rate based upon the Company’s weighted average cost of capital. Significant judgments and assumptions are required in the forecast of future operating results used in the preparation of the estimated future cash flows, including gross profit margins, long-term forecasts of the amount and timing of overall market growth and our percentage of that market, groupings of assets, discount rates and terminal growth rates. In addition, significant estimates and assumptions are required in the determination of the fair value of the Company’s tangible long-lived assets, including replacement cost, economic obsolescence, and the value that could be realized upon liquidation. Changes in these estimates could have a material adverse effect on the assessment of the Company’s long-lived assets, thereby requiring the Company to write down the assets. During fiscal year 2010, we did not retire assets acquired during the year.  During fiscal year 2009, we retired all fixed assets in our former Israel and India offices and retired $2.1 million of fully depreciated fixed assets as part of our restructuring.  During fiscal year 2009, we retired all fixed assets at our corporate location and retired $5.1 million of fully depreciated fixed assets as part of our restructuring.

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

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property, plant and equipment consist of the following (in thousands):

Fiscal year ended	January 31, 2010	January 25, 2009
Property, plant and equipment:
Computer equipment and software	$1,370	$1,370
Furniture and fixtures	89	84
Machinery and equipment	774	774
Total	2,233	2,228
Less accumulated depreciation and amortization	(2,228)	(2,228)
Property, plant and equipment, net	$5	$0

Warranty

The Company generally sells products with a limited warranty of product quality and a limited indemnification of customers against intellectual property infringement claims related to the Company’s products. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated but unidentified issues based on historical activity. Due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims, the accrual based on historical activity was $3 thousand and $12 thousand in fiscal 2010 and 2009, respectively.

Concentration of Credit Risk

The Company sells its products to manufacturers of toll booth collection systems and other devices. The Company performs continuing credit evaluations of its customers and, generally, does not require collateral. Letters of credit may be required from its customers in certain circumstances.

Net Income (Loss) per Share

Net income per share represents the weighted average common shares outstanding during the period and includes the dilutive effects of options, warrants and convertible securities. Net loss per share represents the weighted average common shares outstanding during the period and excludes the dilutive effects of options, warrants and convertible securities.

Comprehensive Income (Loss)

Unrealized gains or losses on the Company’s available-for-sale securities are included in other comprehensive income (loss) and reported separately in stockholders’ deficit.

Comprehensive income (loss) includes the Company’s net income (loss), as well as accumulated other comprehensive gain (loss) on available-for-sale securities. Net comprehensive income (loss) for each of the two years ended January 31, 2010 and January 25, 2009 is as follows (in thousands):

Year ended	January 31, 2010	January 25, 2009
Net income (loss)	$1,193	$(7,897)
Net change in unrealized gain (loss) on available for sale securities	—	(271)
Comprehensive income (loss)	$1,193	$(8,168)

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Total accumulated other comprehensive loss was $271,000 at January 25, 2009. There was no comprehensive gain (loss) at January 31, 2010.  Accumulated other comprehensive loss consists entirely of unrealized losses on available-for-sale securities.

Research and Development Costs

Research and development costs are charged to expense when incurred.

Shipping and Handling Costs

The Company’s shipping terms are generally ex-works shipping point and our customers are responsible for paying all shipping and handling costs directly to the shipping company.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expenses were $3 thousand in fiscal 2010.  Advertising costs were immaterial in fiscal 2009.

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

Recent Accounting Pronouncements

In May 2008, the FASB issued, The Hierarchy of Generally Accepted Accounting Principles. This Statement identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The statement is effective 60 days following approval by the U.S. Securities and Exchange Commission of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the statement to have a material impact on our consolidated financial statements.

In October 2008, the Financial Accounting Standards Board (FASB) issued ASC 820, which clarified the application of Statement of Financial Accounting Standards , Fair Value Measurements . ASC 820 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. ASC 820 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our consolidated financial statements.

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

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The Company did not have an impact on its consolidated financial position or results of operations as a result of disclosure amendment.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the American Institute of Certified Public Accountants (“AICPA”) and the SEC did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

Restructuring Expense

In September 2008, the Company extended a corporate restructuring plan (the “Plan”) initiated in July 2008 and approved by the Board of Directors in response to continuing economic uncertainties with the intent to improve its operating cost structure. As part of the Plan, the Company discontinued its semiconductor product development efforts and reduced its workforce through a lay-off of approximately 52 of its employees, terminating substantially all of its operational and engineering employees in all worldwide locations.  These restructuring activities resulted in charges related to severance and benefit arrangements for terminated employees, contract termination and other exit-related costs, and asset impairment charges related to accelerated amortization of semiconductor design automation software tools and other property and equipment assets.  Related to these activities, the Company incurred total restructuring charges of ($349) thousand and $1.9 million for fiscal years ended January 31, 2010 and January 25, 2009, respectively.  The restructuring charges are reported in the condensed consolidated statements of operations under operating expenses, “Restructuring expense”.  Restructuring charges were as follows:

Year ended	January 31,	January 25,
	2010	2009
	(in thousands)
Employee severance and benefit arrangements	$(349)	$1,157
Contract termination and other costs	—	12
Asset impairment	—	767
Total restructuring charges	$(349)	$1,936

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. INCOME (LOSS) PER SHARE

Per share information is as follows:

(in thousands except per share data)	January 31, 2010	January 25, 2009
Numerator
Net income (loss)	$1,193	$(7,897)

Denominator
Denominator for basic net income (loss) per
share, weighted average shares	19,984	12,645
Effect of dilutive securities:
Stock options outstanding	—	—
Denominator for diluted net income (loss) per
share, weighted average shares	19,984	12,645
Basic net income (loss) per share	$0.06	$(0.62)
Diluted net income (loss) per share	$0.06	$(0.62)

For fiscal years 2010 and 2009, basic net income (loss) per share equals diluted net income per share since all options and warrants outstanding have an exercise price greater than the fair market value of our common stock as of those dates. During fiscal 2010, the Company excluded from the computation of basic and diluted income (loss) per share options and warrants to purchase 48,335,145 shares of common stock because the effect would be anti-dilutive. During fiscal 2009, the Company excluded options, warrants and convertible instruments to purchase 4,785,658 shares of common stock from the diluted loss per share computation because the effect was anti-dilutive.

3. INCOME TAXES

Loss before taxes and the provision (benefit) for income taxes in fiscal 2010 and fiscal 2009 consists of the following:

Year Ended	January 31, 2010	January 25, 2009
	(in thousands)
Income (loss) before taxes
U. S.	$1,129	$(8,577)
Foreign	—	515
Total loss before taxes	$1,129	$(8,062)
Provision (benefit) for taxes
Current:
U.S.	$40	$(2)
Foreign	(104)	(163)
Total provision (benefit) for income taxes	$(64)	$(165)

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company’s income tax provision (benefit) differs from the federal statutory rate of 35% due to the following:

Year Ended	January 31, 2010	January 25, 2009
	(in thousands except percentages)
Pre-tax income (loss)	$1,129	$(8,062)
Federal statutory rate	35%	35%
Expected benefit	395	(2,822)
Forgiveness of indebtedness	(1,062)	—
Foreign taxes	—	25
Tax reserves	(64)	(193)
Net operating income (loss) not currently benefited	667	2,821
Other	—	4
Provision (benefit) for income taxes	$(64)	$(165)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows:

Year Ended	January 31, 2010	January 25, 2009
	(in thousands)
Deferred tax assets:
Net operating loss carryforward	$47,689	$50,091
Research and development credit	8,167	8,167
Reserves and accruals	1,723	2,183
Acquisition Costs	4,031	—
Total deferred tax assets	61,610	60,441
Valuation allowance	$(61,610)	$(60,441)
Net deferred tax assets	—	—

Realization of the deferred tax assets is dependent on the Company generating sufficient taxable income in future years to obtain benefit from the reversal of temporary differences and from net operating loss and tax credit carryforwards.  At January 31, 2010, the Company has provided a valuation allowance of $61.6 million equal to its total deferred tax assets due to uncertainties surrounding their realization. The valuation allowance increased by $1.2 million and $27 thousand in fiscal 2010 and 2009, respectively.

As of January 31, 2010, the Company had net operating loss carryforwards for federal income tax purposes of approximately $120.8 million.  The federal net operating loss will expire in fiscal years beginning in 2023.  The Company also had research and development credit carryforwards for federal income tax purposes of approximately $2.9 million, which expire in fiscal years beginning in 2028.  In addition, the Company had net operating losses and research and development tax credits for state income tax purposes of approximately $113.7 million and $5.3 million, respectively.  The state net operating loss will expire in the years beginning in 2013, and the state research and development tax credits will not expire.

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted FIN 48 effective January 29, 2007. In accordance with FIN 48, paragraph 19, the Company has decided to classify interest and penalties as a component of tax expense..

The Company has unrecognized tax benefits of approximately $1.8 million as of January 31, 2010, of which $0.04 million if recognized would result in a reduction of the Company's effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits.

The following table summarizes the activity related to our unrecognized tax benefits:

Total
(in thousands)
Balance at January 25, 2009	$1,873
Expiration of the statute of limitations for transfer pricing reserves	(104)
Decrease related to transfer pricing reserves	40
Balance at January 31, 2010	$1,809

Included in the unrecognized tax benefits of $1.8 million at January 31, 2010 was $40 thousand of tax benefits that, if recognized, would reduce our annual effective tax rate. It is reasonably possible the total amount of the Company’s unrecognized tax benefits could significantly increase or decrease within 12 months after the reporting date as a result of projected resolutions of worldwide tax disputes.

The Company is subject to audit by the IRS for all years since fiscal 2007, and to audit by the California Franchise Tax Board for all years since fiscal 2006.

4. STOCKHOLDERS’ EQUITY

Warrants

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

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2005 Warrants provide that each holder of a 2005 Warrant may exercise it for shares of Common Stock at an exercise price of $9.00 per share. No 2005 Warrant was exercisable until six months after the issuance date of such 2005 Warrant. The 2005 Warrants provide for adjustments to the exercise price and number of shares for which the 2005 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions and reclassifications, and dilutive issuances, subject to a minimum exercise price of $7.79. On December 6, 2006, NeoMagic closed the sale and issuance of additional shares of its Common Stock and warrants to purchase Common Stock (described below), which triggered the anti-dilution provisions in the 2005 Warrants. An adjustment was made to increase the number of shares subject to the 2005 Warrants from 749,996 to 863,199 shares of common stock and to decrease the exercise price from $9.00 to $7.82 per share.  On October 16, 2009, NeoMagic closed the sale and issuance of additional shares of its Common Stock and warrants to purchase Common Stock (described below), which triggered the anti-dilution provision in the 2005 Warrants.  An adjustment was made to increase the number of shares subject to the 2005 Warrants from 863,199 to 866,523shares of common stock and to decrease the exercise price from $7.82 to $7.79 per share.  As of January 31, 2010, none of the 2005 Warrants had been exercised.

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

The 2006 Warrants provide that each holder of a 2006 Warrant may exercise its 2006 Warrant for shares of Common Stock at an exercise price of $5.20 per share. No 2006 Warrant is exercisable until six months after the issuance date of such 2006 Warrant. The 2006 Warrants provide for adjustments to the exercise price and number of shares for which the 2006 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions and reclassifications, and dilutive issuances, subject to a minimum price of $4.58 per share. On October 16, 2009, NeoMagic closed the sale and issuance of additional shares of its Common Stock and warrants to purchase Common Stock (described below), which triggered the anti-dilution provision in the 2006 Warrants.  An adjustment was made to increase the number of shares subject to the 2006 Warrants from 1,250,000 to 1,419,214shares of common stock and to decrease the exercise price from $5.20 to $4.58 per share.  As of January 31, 2010, none of the 2006 Warrants had been exercised.

            On October 16, 2009,  NeoMagic closed the sale and issuance to various investors of (i) 20,000,000 restricted unregistered shares of its Common Stock (the “2009 Investor Shares”) at $0.03 per share, and (ii) warrants to purchase 20,000,000 shares of Common Stock at an exercise price of $0.06 per share (the Class A Investor Warrants”), and . 20,000,000 shares of Common Stock at an exercise price of $0.09 per share (the “Class B Investor Warrants”)  The Company sold and issued the 2009 Investor Shares and the Class A Investor Warrants and Class B Investor Warrants for an aggregate offering price of $600 thousand.

           These Warrants, which are exercisable during the 2 year period following the Closing Date, were initially subject to an earlier termination of the exercise period by the Company, upon 30 days' notice to the Investors, if the quoted bid price of the Common Stock in the "pink sheets" (or on a nationally recognized exchange or other trading system on which the Common Stock may hereafter be listed) was  greater than 200% (the “Trigger Percentage”) of the respective Warrant's exercise price for a period of 15 consecutive trading days.  Following the end of our third fiscal quarter, on November 17, 2009, the quoted bid price of the Common Stock had been greater than $.12 for more than 15 consecutive trading days and, accordingly, the Company became entitled to shorten the exercise period for the Class A Investor Warrants to 30 days.  However, pursuant to a request from the Investors, on November 23, 2009, the Company's Board of Directors determined that it was in the best interests of the Company's shareholders not to  and the Board approved an Amendment of the Class A and B Investor Warrants which increased the Trigger Percentage from 200% to 300%. As a result, the Company cannot accelerate the Exercise Period for the Class A or Class B Investor Warrants until the 15 trading day bid price has been $0.18 or $0.27, respectively. All other provisions of the Warrants remain in full force and effect.

In addition, on October 16, 2009, NeoMagic concurrently closed the sale and issuance to various employee investors of (i) 5,080,480 restricted unregistered shares of its Common Stock (the “2009 Employee Shares”) at $0.03 per share, and (ii) warrants to purchase 2,540,240 shares of Common Stock at an exercise price of $0.06 per share (the Class A Employee Warrants”), and 2,540,240 shares of Common Stock at an exercise price of $0.09 per share (the “Class B Employee Warrants”). The Company sold and issued the 2009 Employee Shares and the Class A Employee Warrants and Class B Employee Warrants for an aggregate offering price of $152 thousand. All of these two year Warrants are identical in form to the Class A Investor and Class B Investor warrants being issued to the Investors, except that the expiration date for these warrants is not subject to any acceleration.

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Company has concluded that the Employee Investors did not receive value in excess of the amounts invested, and consequently has not recorded a compensation expense related to the transaction.  During its fourth quarter 2010, the Company secured an independent valuation to support this conclusion.

The Company used the proceeds from the sale of the Securities for general corporate purposes, including general and administrative expenses and payment of outstanding liabilities, and not to redeem or repurchase the Company's Securities. The Company sold and issued the Shares and the Class A and Class B Warrants for an aggregate offering price of $752 thousand. After deducting offering costs, net cash proceeds received by the Company were $734 thousand.

Preferred Stock

In fiscal 2000, the Board of Directors approved an amendment to the Certificate of Incorporation to allow the issuance of up to 2,000,000 shares of preferred stock and to determine the price, rights, preferences, privileges and restrictions, including voting rights of those shares without any further vote or action by the stockholders. At January 31, 2010, no preferred stock was outstanding.

Stock-Based Compensation

The following table shows total stock-based compensation expense included in the accompanying Consolidated Condensed Financial Statements for the year-ended January 31, 2010 and January 25, 2009.

Year Ended	January 31, 2010	January 25, 2009
	(in thousands)
Cost of revenue	$16	$26
Research and development	—	584
Sales, general and administrative	476	622
Total	$492	$1,232

Total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized as of January 31, 2010 was approximately $268 thousand without estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 1.1 years for stock options and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.

There was no total compensation cost related to options to purchase common shares under the ESPP but not yet recognized as of January 31, 2010 as the ESPP was temporary terminated by our Board of Directors in July 2008.

There were no options granted during fiscal 2010 and 2009 with an exercise price less than the market price at the date of grant. The weighted average fair value of options granted during fiscal 2010 and 2009 with exercise prices equal to the market price at the date of grant is $0.17 and $1.50 per share, respectively.

There were no sales of common stock under the employee stock purchase plan and stock option plans for the year ended January 31, 2010. Net cash proceeds from the sales of common stock under employee stock purchase and stock option plans for the year ended January 25, 2009 was $69 thousand. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the years ended January 31, 2010 and January 25, 2009. The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Determining Fair Value

Valuation and amortization method—The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term for fiscal 2010 is based upon historical review.

Expected Volatility—The Company’s expected volatility for the year ended January 31, 2010 is computed based on the Company’s historical stock price volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

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

Estimated Forfeiture—The estimated forfeiture rate was based on an analysis of the Company’s historical forfeiture rates. The estimated average forfeiture rate for the year ended January 31, 2010 was 35.48% and 87.52% for the year ended January 25, 2009, based on historical forfeiture experience.

In the years ended January 31, 2010 and January 25, 2009 the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:

	Employee Option Plan
Year Ended	January 31, 2010	January 25, 2009
Risk-free interest rates	2.64%	1.75%
Volatility	5.19	.96
Expected life of option in years	5.67	3.76
Our Board of Directors temporarily suspended the ESPP program in July 2008. Subsequently, no additional grants have been made to the ESPP program.

Stock Plans

At January 31, 2010, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. The stock options generally vest over a four-year period, have a maturity of ten years from the issuance date, and have an exercise price equal to the closing price on the Bulletin Board “pink sheet” of the common stock on the date of grant. Generally, unvested options are forfeited 30 to 90 days from the date a Service Provider ceases to be a Service Provider, or in the case of death or disability, the post-exercise period may extend for a period of up to 12 months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At January 31, 2010, approximately 1,941,288,   148,921 and 2,800 shares of the Company’s registered common stock were reserved for issuance under the 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan, respectively.

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In accordance with the 2003 Stock Plan (the “2003 Plan”), the Board of Directors may grant nonstatutory stock options and stock purchase rights to employees, consultants and directors. Incentive stock options may be granted only to employees. The 2003 Plan terminates in 2013. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the 2003 Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over a period of four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of January 31, 2010, no shares of common stock were subject to this repurchase provision. Other options granted under the 2003 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. The number of shares reserved under the 2003 Plan is subject to an automatic increase for unexercised forfeited shares subject to options issued under the 1993 Plan. As of January 31, 2010, the number of options outstanding under the 1993 Plan was 2,800.

Under the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), the Board of Directors may grant nonstatutory stock options to employees, consultants and officers. The 1998 Plan terminated automatically in June 2008.  No additional options may be granted under the 1998 Plan.  As of January 31, 2010 there were 148,921 options issued and outstanding under the 1998 Plan.

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

Under the 1993 Stock Plan (the “1993 Plan”), the Board of Directors may grant incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees, consultants and directors. The 1993 Plan terminated as to future grants in September 2003. The Board of Directors determined vesting provisions for stock purchase rights and options granted under the 1993 Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over a period of four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period, or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of January 31, 2010, no shares of common stock were subject to this repurchase provision. Other options granted under the 1993 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement. Unexercised forfeited shares are transferable to the 2003 Plan as provided within the 2003 Plan.

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of the Company’s stock option activity under the three plans, and related information for the three years ended January 31, 2010 follows:

	Number of Shares Outstanding (Options)	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value
Balance at January 27, 2008	2,198,125	$6.34
Granted	734,250	$1.47
Exercised	—	$—
Forfeitures and cancellations	(1,967,212)	$4.64
Balance at January 25, 2009	965,163	$6.11	4.27	$—
Granted	1,195,000	$0.17
Exercised	—	$—
Forfeitures and cancellations	(235,034)	$7.87
Balance at January 31, 2010	1,925,129	$2.21	3.79	$—

Vested and expected to vest at January 31, 2010	1,604,201	$2.49	3.40	$—
Exercisable at January 31, 2010	956,523	$3.99	1.91	$—

The aggregate intrinsic value in the table above represents the total pre-tax intrinsic value, based on the Company’s closing stock price of $0.05 per share at January 31, 2010, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. No options were exercisable as of January 31, 2010 as all options were out-of-the-money. No options were exercised during the year ended January 31, 2010.

The exercise prices for options outstanding and exercisable as of January 31, 2010 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
Range of Exercise Prices Per Share	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price per Share	Number Exercisable	Weighted Average Exercise Price per Share
	(in thousands)	(in years)		(in thousands)
$0.08—0.18	1,195	4.48	$0.17	311	$0.18
$0.19—1.51	148	4.95	$1.51	102	$1.51
$1.52—2.40	154	1.59	$2.26	154	$2.26
$2.41—4.83	164	2.60	$4.65	148	$4.68
$4.84—7.97	156	1.98	$6.49	134	$6.47
$7.98 and over	108	2.15	$15.71	108	$15.71
	1,925	3.79	$2.21	957	$3.99

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Employee Stock Purchase Plan

The 2006 Employee Stock Purchase Plan permits eligible employees to purchase common stock through payroll deductions of up to 10% of the employee’s compensation. The price of common stock to be purchased under ESPP is 85% of the lower of the fair market value of the common stock at the beginning of the offering period or at the end of the relevant purchase period. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At January 31, 2010 and January 25, 2009, approximately 151,699 and 151,699, respectively, shares were available for future purchase under the 2006 Employee Stock Purchase Plan.  In fiscal 2010, no shares of common stock were issued under the ESPP.  In fiscal 2009, 115,135 shares of common stock were issued at an average price of $0.60 per share under the ESPP.

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

5. SAVINGS PLAN

The Company maintained a savings plan under Section 401(k) of the Internal Revenue Code. Under the plan, eligible employees could contribute up to 65% of their pre-tax salaries per year, but not more than the statutory limits. The Company made no matching contributions to employees in fiscal 2009. In November 2008, our Board of Directors authorized the elimination and closure of the NeoMagic 401(k) Plan. Plan participants were notified in November 2008 of the closure. As of our year-ended January 25, 2009, all funds had been disbursed.

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

In January 2009, the Company settled in full its outstanding obligation under capital leases of $420 thousand for a cash payment of $25 thousand.

	January 31, 2010	January 25, 2009
	(in thousands)
Software under capital lease	$—	$655
Accumulated amortization	—	(655)
Net software under capital lease	$—	$—

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

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The 2006 Warrants provide that each holder of a 2006 Warrant may exercise its 2006 Warrant for shares of Common Stock at an exercise price of $5.20 per share. Warrants were not exercisable until one year after its initial issuance, unless the Primary S-3 continued to be effective, in which case they could be exercised beginning six months after their initial issuance.  The 2006 Warrants, however, became net exercisable on June 6, 2007. The 2006 Warrants provide for adjustments to the exercise price per share and number of shares for which the 2006 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions, reclassifications and, subject to a minimum price of $4.58 per share, dilutive issuances (i.e., price based anti-dilution adjustments). On October 16, 2009, NeoMagic closed the sale and issuance of additional shares of its Common Stock and warrants to purchase Common Stock (described below), which triggered the anti-dilution provision in the 2006 Warrants.  An adjustment was made to increase the number of shares subject to the 2006 Warrants from 1,250, 000 to 1,419,214shares of common stock and to decrease the exercise price from $5.20 to $4.58 per share.  As of January 31, 2010, none of the 2006 Warrants had been exercised.

The 2006 Warrants were initially classified as a liability. Although the 2006 Warrants provide that shares of common stock may be issued upon a cash exercise under a private placement exemption if the Primary S-3 is not effective, the staff of the SEC has advised the Company that the Company would be obligated to physically settle the contract only by delivering registered shares. If the Company must settle the contract by delivering registered shares, it is assumed that the Company will be required to net-cash settle the contract. As a result, the 2006 Warrants were initially required to be classified as a liability. The fair value of the 2006 Warrants was estimated to be $5.7 million at the date of issue using the Black-Scholes option pricing model with the following assumptions: risk-free interest rate of 4.53%; no dividend yield; an expected life of 5 years; and a volatility factor of 94.9%. The Company is required to revalue the cash exercisable 2006 Warrants at the end of each reporting period with the change in value reported in the statement of operations as a “gain or loss from the change in fair value on revaluation of warrant liability” in the period in which the change occurred. In fiscal 2008 and fiscal 2007, the Company recognized a gain on the change in fair value on revaluation of warrant liability of $0.8 million and $1.8 million, respectively. Since the warrants were classified as a liability, the proceeds allocated to equity were the gross proceeds of $11,450,000 less the fair value of the warrants of $5,688,000 and less the offering costs allocated to the warrants of $273,000. The total offering costs of $974,000 were allocated between the 2006 Warrants and the common stock based on their respective fair values. Offering costs of $273,000 were allocated to the 2006 Warrants and reported as interest expense in the statement of operations for fiscal 2007.

In July 2007, the Company offered holders of 2006 Warrants the ability to amend their outstanding warrants. The amended 2006 Warrants are only exercisable on a net share settlement basis and will no longer be able to be cash exercised. Since holders of amended 2006 warrants cannot make or execute a cash exercise, the Company will not be required to register the shares issued upon exercise of such amended warrants under any circumstances. Accordingly, the amended 2006 Warrants were no longer required to be classified as a liability and were reclassified as equity. The Company completed its warrant exchange offer on July 27, 2007. At that time, 96% of all outstanding 2006 Warrants were amended, representing 1,200,000 shares of the 1,250,000 shares subject to warrants that had been available for amendment. One investor holding a warrant to purchase 50,000 shares chose not to participate. The 2006 Warrants were revalued on July 27, 2007, the date the warrant exchange offer was completed, and the Company recognized a loss on the change in fair value on revaluation of warrant liability of $248,000. The fair value of the 2006 Warrants was estimated to be $3.1 million. The $3.0 million value of the amended 2006 Warrants was reclassified to equity as of July 27, 2007 and the $0.1 million value of the 2006 Warrants that were not amended remained on the Company’s balance sheet as a liability of $2 thousand and $85 as of January 31, 2010 and January 25, 2009, respectively.

8. COMMITMENTS AND CONTINGENCIES

In May 1996, the Company moved its principal headquarters to a facility in Santa Clara, California, under a non-cancelable operating lease that expired in April 2003.  In January 1998, the Company entered into a second non-cancelable operating lease for an adjacent building, which became its new corporate headquarters. This lease had a co-terminus provision with the original lease that expired in April 2003. In March 2002, the Company extended the term for 45,000 square feet under this lease for another seven years with a termination date of April 2010. In January 2009, the Company defaulted on its lease and vacated the premises.  Subsequent to our fiscal year ended January 25, 2009, we were sued by our Landlord.  In July 2009, the Company finalized negotiations with the landlord to settle the outstanding debt for $35,000 through three payments, with the last payment in third quarter 2010, at which time the Company paid its obligation to the landlord.

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In January 2009, the Company moved its principal headquarters to a facility in San Jose, California, under a non-cancelable operating lease that expired in January 2010.  In January 2010, the Company moved its principal headquarters to a larger facility in San Jose, California under a non-cancelable operating lease that expires in January 2012. The Company’s former subsidiaries had leased offices in Israel and India under operating leases that expired in September 2008 and December 2008, respectively. During the quarter ended January 25, 2009, the offices in Israel and India were vacated. In accordance with the guidance provided by ASC 810-10 and on guidance of legal counsel, beginning with the third fiscal quarter of fiscal year 2010, the Company no longer consolidates the financial statements of our previously consolidated subsidiaries in Israel and India. The liabilities from the two subsidiaries that were previously included in consolidation were primarily accrued expenses for accounts payable, bonus, vacation, and other expenses.  The Company believes that any recognition of a liability would not fairly present the current situation.  The amounts previously shown as an accrued liability in consolidation have been reversed and are shown as a gain on debt forgiveness in fiscal 2010.  As of January 31, 2010, future minimum lease payments under the Company’s operating leases are as follows:

(in thousands)
Fiscal 2011	$38
Fiscal 2012	42
Total minimum lease payments	$80

Design tool software licenses

We had commitments under time-based subscription licenses for design tool software of $285,000 as of the beginning of our third fiscal quarter 2010.   We have received notice from our vendor that we are in default of the license agreement and they were seeking the acceleration of an additional $285,000, which would have been payable in October 2009.  In October 2009, the Company finalized negotiations with its design tool software vendor to settle the outstanding debt for $75,000.  During our fourth quarter 2010, the Company paid this obligation to the vendor in full.

Other Commitments

We had commitments under various purchase orders and other accounts payable liabilities with various vendors of approximately $2.1 million, for which the Company negotiated settlements of the outstanding debt for $136 thousand in cash and 200,000 shares of the Company’s common stock that bear a restrictive legend and are unregistered.  As of January 31, 2010, the Company had fulfilled its obligations to the vendors.

We had compensation commitments to former employees and, under Employment Agreements, with four former officers of the Company for $903 thousand. During fiscal 2010, we paid in full all amounts due to former non-officer employees and settled the claims of three former officers for cash of $417 thousand and the issuance of 200,000 restricted unregistered shares of the Company’s common stock. As of January 31, 2010, the Company had paid $39 thousand of the cash settlement with the remainder to be paid monthly over a fifteen month period. The Company also had a compensation commitment of $422 thousand with its current employees. This debt was settled for cash payments of $210 thousand during the fiscal 2010.

9. SIGNIFICANT CUSTOMERS AND EXPORT SALES

Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign manufacturers that sell to United States-based OEMs) accounted for 100% and 99%% of product revenue in fiscal 2010 and 2009, respectively. The Company expects that export sales will continue to represent a significant portion of product revenue, although the Company cannot assure you that export sales as a percentage of product revenue will remain at current levels. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area based on the invoicing location of each customer:

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Year Ended
	January 31, 2010	January 25, 2009
Korea	—%	12%
Singapore	100%	84%
United States	—%	1%
Malaysia	—%	3%

10. SUBSEQUENT EVENTS

Subsequent to our fiscal year ended January 31, 2010, on February 4, 2010, NeoMagic and Douglas R, Young, its former President and Chief Executive Officer, entered into a Separation Agreement and Release of Claims, as well as a Consulting Agreement. Both Agreements became effective on February 11, 2010. The Separation Agreement provides that the Company will pay $50,000 to Executive within ninety days after the Effective Date and $235,000 in 26 equal payments over the 12 month period following the Effective Date. All unvested options previously granted to Executive will also accelerate and become vested on the Effective Date. At January 31, 2010, the $286 thousand was accrued as part of our compensation expense.  We also recognized the stock option non-cash expense of $152 thousand for the Mr. Young’s stock options.

Under the Consulting Agreement, which has a term of 6 months, Mr. Young will  provide four hours of marketing, sales and related consulting services each month without further charge and up to an additional 26 hours of consulting each month, upon the Company's request, for $300 per hour. In consideration for such commitments, the Company agreed to pay Mr. Young a total of $25,000, payable in  6 equal monthly installments, and to grant him Non-Qualified Stock Options entitling him to purchase 5 million shares of the Company's stock, subject to the Company's obtaining the necessary shareholder and regulatory approvals. The option exercise prices will be determined on the date of grant, with the price for options to purchase 3 million shares being the greater of $.06 a share or the closing price for the Company's stock in the "pink sheets" on the date of grant. The price for the other 2 million options will be the greater of $.15 a share or the Closing Price. All options will vest immediately upon grant and be exercisable for a period of 3 years.

Subsequent to our fiscal year ended January 31, 2010, the Company closed a private equity financing on February 11, 2010. The Company sold and issued the 6,400,000 shares of unregistered restricted common stock for an aggregate offering price of $320 thousand. After deducting offering costs, net cash proceeds received by the Company were $314 thousand. The financing provided that the Company will use the proceeds from the sale of the Securities for general corporate purposes, including general and administrative expenses and payment of outstanding liabilities, and not to redeem or repurchase the Company's Securities.

On March 25, 2010, the Company closed an additional private equity financing. The Company sold and issued the 2,714,293 shares of unregistered restricted common stock for an aggregate offering price of $190 thousand. There were minimal offering costs. The financing provided that the Company will use the proceeds from the sale of the Securities for general corporate purposes, including general and administrative expenses and payment of outstanding liabilities, and not to redeem or repurchase the Company's Securities.

On March 25, 2010, holders of our Class A Warrants exercised Class A Warrants to purchase an aggregate of 17,666,667 shares of our common stock, at a purchase price of $0.06 per share, for an aggregate of $1.06 million.  In the aggregate, the investors that exercised the Class A Warrants received 17,666,667 unregistered restricted shares of our common stock.

NEOMAGIC CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On April 22, 2010, the Company filed a preliminary proxy informational statement, Notice Of Action By Written Consent Of Stockholders. The purpose of this Notice and the accompanying Information Statement is to notify stockholders of shares of our common stock, representing a majority of the voting power of NeoMagic Corporation, approved by written consent on April 15, 2010:   (1) An amendment to Article 4 of our Restated Certificate of Incorporation, as amended, to increase the number of shares of Common Stock (“Shares”) that we are authorized to issue from one hundred million (100,000,000) shares to two hundred million (200,000,000) shares; and (2) An amendment to (i) Item 3 of our 2003 Stock Plan, as amended July 12, 2007 (the “Plan”), to increase the maximum aggregate number of Shares that may be optioned and sold under the Plan from 2,128,411 to twenty million (20,000,000), and (ii) Item 6(c) of the Plan to increase the maximum number of Shares subject to options that may be granted to a Service Provider, in any fiscal year of the Company, from four hundred thousand (400,000) to no more than five million (5,000,000) Shares, except, that in connection with his or her initial service, a Service Provider may be granted options to purchase up to an additional two hundred thousand (200,000) Shares, which will not count against the limit set forth above.

Subsequent to our fiscal year ended January 31, 2010, on May 5, 2010, the Company entered into a Master Development and License Agreement with Synapse Design Automation, Inc., in which Synapse will design and implement (analog & digital) a USB 3.0 transceiver (USB Transceiver IP) that the Company expects to use in a semiconductor chip to be manufactured, as well as successor chips.  The Agreement supersedes the memorandum of understanding between the parties as referenced in the Company’s Form 8-K filed on April 9, 2010.

Under the Agreement the parties shall jointly own the USB Transceiver IP and agree to cooperate regarding protecting the USB Transceiver IP.  Pursuant to the terms of the Agreement, the Company agrees to pay Synapse up to $1,000,000 for its development work ($200,000 of which was due on the later of (i) the start date for such development work and (ii) the effective date of the Agreement) and Synapse is responsible for providing (at its own expense) all services, personnel, equipment, licenses and other supplies required to perform such services.  Payments by the Company in excess of the initial $200,000 are subject to the achievement of milestones by Synapse in the development of the USB Transceiver IP.

The Agreement also provides that the Company may use the USB Transceiver IP and related intellectual property rights to manufacture SyMagic Transceivers.  It also provides that Synapse may market and license the USB Transceiver IP for inclusion in chipsets or systems-on-a-chip, but not for inclusion in a standalone USB 3.0 transceiver chip.  Royalties would be payable by the Company to Synapse based on sales of the SyMagic Transceivers.  Synapse would pay royalties to the Company in connection with revenue from licensing or sublicensing of the USB Transceiver IP or the sale of products containing the USB Transceiver IP.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of NeoMagic Corporation

We have audited the accompanying consolidated balance sheets of NeoMagic Corporation (the “Company”) as of January 31, 2010 and January 25, 2009, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended January 31, 2010. NeoMagic Corporation’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of NeoMagic Corporation as of January 31, 2010 and January 25, 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended January 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

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
May 14, 2010

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Annual Report on Form 10-K, under the supervision of our Chief Executive Officer and our Director, Finance and Administration (performing the functions of Principal Financial Officer), we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934. Based on this evaluation, our Chief Executive Officer and our Director, Finance and Administration (performing the functions of Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report on Form 10-K.

Management’s Annual Report on Internal Control Over Financial Reporting

Management of the Company, including the Chief Executive Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934, as amended. Our internal controls were designed to provide reasonable assurance as to (i) the reliability of our financial reporting and (ii) the reliability of the preparation and presentation of the consolidated financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

We conducted an evaluation of the effectiveness of our internal control over financial reporting as of January 31, 2010 based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. There are inherent limitations in the effectiveness of any system of internal control over financial reporting; however, based on our evaluation, we have concluded that our internal control over financial reporting was effective as of January 31, 2010.  Please refer to the paragraph below titled ‘Changes in Internal Controls Over Financial Reporting.’

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

Changes in Internal Controls Over Financial Reporting

During our third fiscal quarter 2010, three new members were appointed to our board of directors.  As of January 31, 2010, our external audit committee consisted of two independent members. During the third quarter of fiscal 2009, the management of the Company executed a significant reduction of force. The remaining independent directors of the Company resigned as directors the Company in September 2008, and our Chief Financial Officer then resigned his position in January 2009. Because of the reduction in force, the resignation of all independent directors and the resignation of the CFO, control procedures which are normally in place with separate individuals have necessarily been combined across a significantly reduced staff.  While we believe that internal controls are intact and carefully monitored, the combination of staff functions does expose the Company to risk associated with internal controls. During our fourth quarter 2010, we retained an Acting Chief Financial Officer.  Our Acting Chief Financial Officer resigned his position in January 2010. In February 2010, an additional independent director was appointed to serve on our board and on our Audit Committee.

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

None.

PART III

Certain information required by Part III is incorporated by reference to the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission in connection with the solicitation of proxies for the Company’s 2010 Annual Meeting of Stockholders (the “Proxy Statement”).

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

We have adopted a Code of Ethics for all directors, officers and employees to govern their professional and ethical conduct. The Code of Ethics is posted on our website at  http://www.neomagic.com  . The Company will post any amendments to or waivers of the Code of Ethics on the website.

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

The information required by this section is contained in the sections entitled “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in the Proxy Statement and is incorporated herein by reference.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information required by this section is contained in the sections titled “Certain Relationships and Related Party Transactions” and “Board Meetings and Committees” in the Proxy Statement and is incorporated herein by reference.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The information required by this section is contained in the section entitled “Principal Accounting Fees and Services” in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements.

See Index to Consolidated Financial Statements in part II, Item 8.

2.	Financial Statement Schedules

3.	Exhibits

The exhibits listed in the index to exhibits immediately following the signature pages are filed or incorporated by reference as a part of this report.

(b)	Exhibits.

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION

By:	/s/Syed Zaidi
SYED ZAIDI
President and Chief Executive Officer

Date: May 17, 2010

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the undersigned hereby constitutes and appoints Syed Zaidi, as his or her true and lawful attorney-in-fact and agent, each with full power of substitution and resubstitution, for him or her and on his or her behalf to sign, execute and file this Form 10-K and any or all amendments (including, without limitation, post-effective amendments) to this Form 10-K, and to file the same, with all exhibits thereto and any and all documents required to be filed with respect therewith, with the Securities and Exchange Commission or any regulatory authority, granting unto such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith and about the premises in order to effectuate the same as fully to all intents and purposes as he or she might or could do if personally present, hereby ratifying and confirming all that such attorneys-in-fact and agents, or his or her substitute or substitutes, may lawfully do or cause to be done.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ Syed Zaidi	President, Chief Executive Officer and	May 17, 2010
Syed Zaidi	Director (Principal Executive Officer)

/S/ Charlotte A. Willson	Director, Finance and Administration	May 17, 2010
Charlotte A. Willson	(performing the functions of Principal Financial Officer and Principal Accounting Officer)

/S/ David Tomasello	Chairman of the Board of Directors	May 17, 2010
David Tomasello

	Director	May 17, 2010
Joseph Fitzgerald

/S/ Jorge Granier-Phelps	Director	May 17, 2010
Jorge Granier-Phelps

/S/ Andrew B. Rosengard	Director	May 17, 2010
Andrew B. Rosengard

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Report:

Number	Description
1.1(12)	Placement Agency Agreement, dated as of November 30, 2006, between the Company and A.G. Edwards & Sons, Inc.
3.1(5)	Amended and Restated Certificate of Incorporation.
3.2(11)	Bylaws, as amended through April 6, 2007.
4.2(19)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.
4.3(19)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.
4.7(19)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.17(19)	Amendment No. 5 To Preferred Stock Rights Agreement
4.9(6)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.
4.10(6)	Warrant to Registration Rights Agreement dated December 13, 2005.
4.11(10)	Form of Warrant originally issued December 6, 2006.
4.12(12)	Form of Amendment to Warrant, dated July 27, 2007.
4.13(16)	Class A Warrant to named Private Investors, dated October 12, 2009
4.14(16)	Class B Warrant to named Private Investors, dated October 12, 2009
4.15(16)	Class A (Employee) Warrant to named Private Investors, dated October 12,2009/
4.16(16)	Class B (Employee) Warrant to named Private Investors, dated October 12, 2009.
10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.
10.4(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.
10.6(7)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.
10.7(13)	2003 Stock Option Plan, as amended July 12, 2007.
10.8(3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.10(4)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.
10.11(4)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.
10.13(5)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.
10.14(6)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.
10.16(8)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.
10.18(13)	2006 Employee Stock Purchase Plan, as amended July 12, 2007.
10.20(9)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.

Number	Description
10.21(10)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.
10.22(13)	Employment Agreement dated June 7, 2007 between NeoMagic Corporation and Steven P. Berry.
10.25(13)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Syed Zaidi.
10.26(14)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Deepraj Puar.
10.27(14)	Patent Purchase Agreement with an effective date of January 17, 2008 by and between the Company, NeoMagic Israel Ltd. and Faust Communications Holdings, LLC.
10.28(15)	Employment Agreement dated June 11, 2008 between NeoMagic Corporation and Pierre-Yves Couteau.
10.29(17)	Securities Purchase Agreement dated October 12, 2009 by and between the Company and named Private Investors Private Investors.
10.30(18)	Securities Purchase Agreement dated October 12, 2009 by and between the Company and named Private Investors.
10.31(20)	Confidential Consulting Agreement, dated December 7,2009
23.1	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm
24.1	Power of Attorney (included on the signature pages hereof)
31.1	Certification
31.2	Certification
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to an exhibit to the Company’s registration statement on Form S-1, registration no. 333-20031.
(2)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the period ended October 26, 1997.
(3)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed December 23, 2002.
(4)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed August 23, 2004.
(5)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.
(6)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.
(7)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 19, 2006.
(8)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 4, 2006.
(9)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 30, 2006.
(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.
(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.
(12)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.
(13)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 29, 2007.
(14)	Incorporated by reference to the Company’s Form 10-K for the year ended January 27, 2008.
(15)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 27, 2008.
(16)	Securities Purchase Agreement dated October 12, 2009 by and between the Company and named Private Investors Private Investors.
(17)	Securities Purchase Agreement dated October 12, 2009 by and between the Company and named Private Investors.
(18)	Incorporated by reference to the Company’s Form 8-K filed October 15, 2009
(19)	Incorporated by reference to the Company’s Form 8-K filed October 16, 2009
(20)	Incorporated by reference to the Company’s Form 8-K filed December 11, 2009