Form 10-K/A
period 2010-01-31
NEOMAGIC CORP
filed 2010-05-28
CIK 1030485

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-K/A
(Amendment No. 1)

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010,

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission file number 000-22009

NEOMAGIC CORPORATION
(Exact Name of Registrant as Specified in Its Charter)

DELAWARE	77-0344424
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2372-A Qume Drive, San Jose, California	95131
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code (408) 428-9725
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
None	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.001 par value
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes   ☐      No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes  ☐     No   ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒       No   ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes   ☐       No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at May 28, 2010 was 64,832,354.

DOCUMENTS INCORPORATED BY REFERENCE

None

NeoMagic Corporation
FORM 10-K/A

FOR THE FISCAL YEAR ENDED JANUARY 31, 2010

EXPLANATORY NOTE

NeoMagic Corporation (the “Company”) hereby amends its Annual Report on Form 10-K for the year ended January 31, 2010, to update certain information on the cover and exhibit table of the Form 10-K and to include Part III of Form 10-K, to the extent such information was not previously included in the Annual Report on Form 10-K, as set forth below.  Items in the Annual Report on Form 10-K not referenced herein are not amended, and this amendment does not reflect events occurring after the original filing of the Annual Report on Form 10-K, or modify or update those disclosures as presented in the Form 10-K except to the extent set forth herein.  Items referenced herein are amended as set forth below.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act if 1934, as amended, requires our directors and executive officers, and persons who own more than 10% of a registered class of our equity securities, to report to the Securities and Exchange Commission (“SEC”) their initial ownership and any changes in that ownership.  Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on our review of the copies of such forms received by us or written representation from certain reporting persons that no other reports were required, we believe that all filing requirements applicable to NeoMagic’s officers, directors, and greater than 10% beneficial owners were complied with during the year ended January 31, 2010.

Management

Our executive officers and directors as of May 28, 2010 are as follows:

Name	Age	Position
David Tomasello (3)	37	Chairman of the Board
Syed Zaidi (3)	52	Director, President and Chief Executive Officer
Joseph Fitzgerald (1) (2)	60	Director
Jorge Granier-Phelps (1) (2)	29	Director
Andrew B. Rosengard (1) (2)	52	Director

(1) Member of the Audit Committee
(2) Member of the Compensation Committee
(3) Member of the Nominating and Governance Committee

Directors

David Tomasello, Chairman Of The Board.  Mr. Tomasello has been a Director of the Company since October 2009 and Chairman of the Board since March 2010.  Since February 2008, Mr. Tomasello has been the Managing Director of Bluestone Financial LTD. and since October 2006, Mr. Tomasello has also been the managing partner of Attiva Capital Partners, Ltd., an independent investment firm. He is a shareholder of WorldGate Communications, Inc. and from 2007 until 2009 was a member of their board of directors. WorldGate is a leading provider of personal video phones and related technology. Mr. Tomasello is the president and on the board of directors of Commetasa, a heavy metal work manufacturer of hydroelectric , maritime, naval, petroleum and structures materials, in Venezuela.  He has been a member of the board of directors and the audit committee of Corimon S.A.C.A., since 2005. Corimon, a diversified manufacturer and distributor of packaging materials, chemicals and paint, is one of the top five conglomerates in Venezuela. Tomasello is also a member (since 2003) of the board of directors of Fininvest S.A., a Venezuelan commercial and residential real estate developer. Mr. Tomasello formerly served on NeoMagic's Board of Directors from August 2008 to September 2008. Mr. Tomasello is a graduate of Boston University with a BS/BA degree in finance.

Mr. Tomasello brings an extensive background in the consumer electronics technology and investment management to our Company.  He provides our Board perspective and insight into the strategic future of our industry. Our Nominating and Governance Committee also believes that Mr. Tomasello’s significant executive management experience and prior service on our Board of Directors suits him for the role of Chairman of our Board.

Syed Zaidi, President and Chief Executive Officer and Director.   Mr. Zaidi has been President and Chief Executive Officer of the Company since January 2010 and has served as a Director of the Company since February 2007.  Prior to Mr. Zaidi’s appointment as President and Chief Executive Officer, Mr. Zaidi had been the Chief Operating Officer of the Company since February 2007.  From January 2006 to February 2007, Mr. Zaidi was Vice President of Corporate Engineering and from May 2000 to January 2006, Mr. Zaidi was Vice President of Santa Clara Engineering. Mr. Zaidi joined the NeoMagic engineering team in June 1995.  He was responsible for Santa Clara engineering management and development of MIPS and ARM based multimedia SOC’s. Mr. Zaidi has over 17 years of engineering and management experience in the semiconductor industry. Prior to joining NeoMagic Mr.Zaidi worked at Sierra Semiconductor, where he was responsible for systems engineering of Multimedia products and at Raytheon where he too worked in multimedia semiconductors for high-end Graphics development. He has also worked at Advance Micro Research where he designed and developed UNIX based multi-user systems, multiple Video and Graphic ASICs for Multimedia products. Mr.Zaidi obtained a Bachelors degree in Electrical & Electronics Engineering from Leeds University, England and a BSET from Indiana State University. He also holds several US patents.

Our Nominating and Governance Committee believes that Mr. Zaidi’s role as the Company’s Chief Executive Officer and his longtime role with the Company provides our board with invaluable knowledge of the Company’s business operations and strategy. He also brings a strong technical and operational background to our Board of Directors, having held previous leadership roles with Sierra Semiconductor and Raytheon.

Joseph Fitzgerald, Director. Mr. Fitzgerald has been a Director of the Company since October 2009.  Since 2008, Mr. Fitzgerald has been a senior financial counselor for Financial Profiles, a financial communications firm, in Los Angeles. From 2006 until 2007 he was an Investor Relations consultant and between 2001 and 2005 worked for Metro-Goldwyn-Mayer Studios, Inc. as Executive Vice-President of Investor Relations and Corporate Communications. Mr. Fitzgerald received a Bachelor of Arts Degree from Williams College and an MBA in finance from The Stern School of Business at New York University.

Our Nominating and Governance Committee believes that Mr. Fitzgerald brings a strong corporate communications and executive management background to our Board. He has extensive contacts with institutional investors and the financial press. Tapping into Mr. Fitzgerald’s investor relations and corporate communications background will be critical as we grow our business.

Jorge Granier-Phelps, Director. Mr. Granier-Phelps has been a Director of the Company since October 2009.  Mr. Granier-Phelps has been the Managing Director of Mediastone LLC, one of NeoMagic's new investors. Since 1996 he has held several positions at Radio Caracas Television (RCTV), most recently as the Director of Business Development at Radio Caracas Television (RCTV) and has and a co-founder of GOTV, a premium Hispanic digital distribution company. An award winning filmmaker and entrepreneur, Mr. Granier-Phelps is a fellow of the Motion Picture Institute and a member of the International Academy of Television Arts and Sciences.

Our Nominating and Governance Committee believes that Mr. Granier-Phelps brings an expertise in senior leadership positions in the entertainment industry. He also brings substantial knowledge and investor contacts in the South American market.  Mr. Granier-Phelps’ experience will be crucial to the growth of our Company as we increase our distribution network.

Andrew B. Rosengard, Director. Mr. Rosengard has been a Director of the Company since February 2010.  Mr. Rosengard is the founder and principal of Rosengard & Associates, Inc., an advisory and consulting firm based in the New York metropolitan area. Before organizing Rosengard & Associates in 2004, he served at Cablevision Systems Corporation in various key finance positions including Executive Vice President, Finance and as Senior Vice President, Finance and Controller and as Senior Vice President, Finance of Rainbow Media Holdings, Cablevision's programming and content development arm. Prior to his 18 year tenure at Cablevision, he was Director, Planning, Business Development, and Research of the CBS Broadcast Group, a division of CBS. Mr. Rosengard has an MBA from the Stern School of Business at New York University with Distinction and a BS in Business Administration Cum Laude from the University at Buffalo School of Management.

Our Nominating and Governance Committee believes that Mr. Rosengard brings a strong financial, accounting and executive management background to our Board, which under Security and Exchange Commission guidelines, qualifies him as Chair of the Audit Committee. His knowledge of financial reporting requirements will ensure that our processes adhere with the strictest best practices of corporate governance.

Committees of the Board of Directors

Our Board of Directors has three committees: an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee.  Below is a description of each committee of our Board of Directors:

Audit Committee

We have a separately designated standing Audit Committee (the “Audit Committee”) of our Board of Directors. The Audit Committee monitors the periodic reviews and audits of the adequacy of the accounting and financial reporting processes and systems of internal control that are conducted by our independent registered public accounting firm and our financial and senior management. The Audit Committee evaluates the independence and performance of our independent registered public accounting firm and approves audit and non-audit services provided by the independent registered public accounting firm. The current members of the Audit Committee are Messrs.  Fitzgerald, Granier-Phelps and Rosengard. Messrs. Fitzgerald and Granier-Phelps have served on our audit committee since October 2009 and Mr. Rosengard has served on our audit committee since February 2010.  Each member of the Committee is “independent” under the NASDAQ rules for audit committee member qualifications. Mr. Rosengard serves as Chair of the Audit Committee and fulfills the Audit Committee financial expert role.

Compensation Committee

The Compensation Committee’s responsibilities are to make determinations with respect to salaries and bonuses payable to executive officers and to administer the stock option plans.  The Compensation Committee is current comprised of Messrs. Fitzgerald, Granier-Phelps, and Rosengard. Mr. Fitzgerald is Chair of the Compensation Committee.  Functions of the Compensation Committee may be performed by the Board of Directors acting as a committee of the whole.

The Compensation Committee is also responsible for administering our stock plans and other incentive plans, except to the extent those responsibilities have been retained by the board.

Nominating and Governance Committee

The current members of the Nominating and Governance Committee are Mr. Tomasello and Mr. Zaidi. The functions of the Nominating and Governance Committee include assisting the Board by identifying prospective director nominees and recommending to the Board the director nominees for the next annual meeting of stockholders, developing and recommending to the Board the governance principles applicable to the Company, overseeing the evaluation of the Board, and recommending to the Board director nominees for each committee.

Code of Ethics

We have adopted a Code of Ethics for all directors, officers and employees to govern their professional and ethical conduct. The Code of Ethics is posted on our website at http://www.neomagic.com. The Company will post any amendments to or waivers of the Code of Ethics on the website.

Item 11.	EXECUTIVE COMPENSATION.

EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth information regarding all compensation awarded to, earned by or paid to in fiscal years 2010 and 2009 to each person who served as our principal executive officer during fiscal 2010 and 2009. Fiscal years 2010 and 2009 ended on January 31 and January 25, respectively. We refer to the two executive officers identified in this table as our Named Executive Officers.

Name and Principal Position	Year	Salary ($)		Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($) (2)	Total ($)
Douglas R. Young (3)	2010	$211,150	(5)	$256,029		$—	$1,815	$468,994
Former President and Chief Executive Officer	2009	$186,101		$164,633		$—	$1,719	$352,453
Syed Zaidi (4)	2010	$175,884		$164,253		$—	$21,540	$361,677
President and Chief Executive Officer	2009	$178,154		$170,178	(6)	$—	$17,756	$366,088

(1)	Represents the dollar amount recognized by the Company for financial reporting purposes under FAS 123R as non-cash compensation.
(2)	Includes premiums paid for health and life insurance, net of premium paid by the Named Executive Officer.
(3)	Mr. Young was our President, Chief Executive Officer until his resignation effective January 19, 2010 and he was our Acting Chief Financial Officer from January 2009 until December 2009.
(4)	Mr. Zaidi was our Chief Operating Officer until January 18, 2010. He became our President and Chief Executive Officer January 19, 2010.
(5)	Includes $20,388 in paid out vacation.
(6)	Includes $160,839 for stock options and $9,339 from employee stock purchase plan.

Stock Awards

There were no grants or vesting of stock awards made by the Company to any Named Executive Officer during the fiscal year ended January 31, 2010, and there were no unvested stock awards outstanding at fiscal 2010 year end.

Grants of Option Awards

We currently award stock options under our 2003 Stock Plan. The 2003 Stock Plan was approved by stockholders. The 1998 Stock Option Plan was not required to be approved by stockholders. Beginning with fiscal year 2004, as a result of regulatory changes, all material changes to both plans require stockholder approval. The Compensation Committee issued stock options in December 2009 in lieu of increases in salary. All options granted to Named Executive Officers during fiscal 2010 were granted under the 2003 Stock Plan. The stock options are intended to align the interest of the executive officers with those of stockholders. The stock options are also designed to attract and retain the Named Executive Officers, and to motivate them to achieve the corporate objectives. A Named Executive Officer generally forfeits any unvested stock option upon ceasing employment.

On December 2, 2009, each of Douglas R. Young and Syed Zaidi were granted options vesting in equal monthly installments over a period of one year beginning on December 3, 2009 of 250,000 shares of Common Stock exercisable at $0.18 per share.  The closing market price on the date of grant was $0.09 per share.  The term of such options is five (5) years from the date of grant.

The following table provides information concerning unexercised options to purchase the Company’s Common Stock held by each of the Named Executive Officers as of January 31, 2010.  There were no other outstanding equity awards as of January 31, 2010.

	Option Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date
Douglas Young	250,000	0	(1)	$0.18	7/19/2010
	60,000	0	(1)	$1.51	7/19/2010
	38,200	0	(1)	$2.15	7/19/2010
	80,000	0	(1)	$2.40	7/19/2010
	16,000	0	(1)	$4.65	7/19/2010
	60,000	0	(1)	$4.83	7/19/2010
	45,000	0	(1)	$6.56	7/19/2010
	16,000	0	(1)	$21.50	7/19/2010

Syed Zaidi	20,833	229,167	(2)	$0.18	12/2/2014
	28,750	31,250	(3)	$1.51	2/4/2018
	23,208	0	(1)	$2.05	5/18/2015
	21,875	8,125	(4)	$4.17	2/23/2017
	36,667	3,333	(6)	$4.83	5/10/2012
	10,000	0	(1)	$5.00	5/30/2010
	53,958	16,042	(5)	$6.56	12/18/2012
	20,000	0	(1)	$12.90	11/6/2013
	14,600	0	(1)	$13.95	9/18/2013
	20,000	0	(1)	$14.85	5/30/2010
	20,000	0	(1)	$16.00	5/15/2012

(1)	These options are fully vested as of January 31, 2010.

(2)
These options represent option awards made in fiscal 2010. The options vest at the rate of 1/12th monthly with the initial vesting on January 3, 2010 and continuing monthly thereafter until fully vested on December 3, 2010. The options have a life of 5 years from the date of grant.

(3)
These options represent option awards made in fiscal 2009. The options vest at the rate 1/48th monthly with the initial vesting on March 4, 2008 and continuing monthly thereafter until fully vested on February 4, 2012. The options have a life of 10 years from the date of grant.

(4)
These options represent option awards made in fiscal 2008. The options vest at the rate 1/48th monthly with the initial vesting on March 23 2007 and continuing monthly thereafter until fully vested on February 23, 2011. The options have a life of 10 years from the date of grant.

(5)
These options represent option awards made in fiscal 2007. The options vest at the rate of 1/48th monthly with the initial vesting on January 18, 2007 and continuing monthly thereafter until fully vested on December 18, 2010. The options have a life of 6 years from the date of grant.

(6)
These options represent option awards made in fiscal 2007. The options vest at the rate of 1/48th monthly with the initial vesting on June 10, 2006 and continuing monthly thereafter until fully vested on May 10, 2010. The options have a life of 6 years from the date of grant.

Option Exercises and Stock Vested

There were no exercises of stock options made by the Named Executive Officers during the fiscal year ended January 31, 2010.

Pension Benefits

The Company does not have any pension benefit plans that are required to be reported.

Nonqualified Deferred Compensation

The Company does not have any nonqualified deferred compensation plans that are required to be reported.

Potential Payments upon Termination of Employment or Change of Control

In the table on page 8, we summarize the estimated payments that would be made to each of our Named Executive Officers upon a termination of employment in various circumstances. The actual amounts to be paid can only be determined at the time of a change in control or executive’s termination. Mr. Douglas Young had ceased to be an employee of the Company as of January 31, 2010.

Date of Triggering Event: The table assumes that any triggering event (i.e. termination, resignation, Change in Control, death or disability) took place on January 31, 2010 with base salaries in effect at the end of fiscal year 2010 being used for purposes of any severance payout calculation except as noted.

Price Per Share of Common Stock: Calculations requiring a per share stock price are made on the basis of the closing price of $0.05 per share of our common stock on the Pink Sheets on January 29, 2010, the last trading day of our fiscal year ending January 31, 2010.

Equity Acceleration upon a Change of Control or Merger: The Board of Directors of the Company, at its discretion, can provide for acceleration of the vesting of all other outstanding options or awards at any time, including upon a Change of Control.

Under the 2003 Stock Plan, the 1998 Nonstatutory Stock Option Plan, and the 1993 Stock Option Plan, upon a merger of the Company with or into another corporation, or the sale of substantially all of the assets of the Company, each outstanding option and stock purchase right shall be assumed or an equivalent option or right substituted by the successor corporation or a parent or subsidiary of the successor corporation. If the successor corporation refuses to assume or substitute for the option or stock purchase right, the optionee shall fully vest in and have the right to exercise the option or stock purchase right as to all of the optioned stock, including shares as to which it would not otherwise be vested or exercisable. The Board of Directors, in its sole discretion, may authorize any vesting acceleration or waiver of forfeiture restrictions, and any restriction or limitation regarding any option or the shares of Common Stock relating thereto.

Employment Agreements

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

The table below presents estimates of the amounts of compensation payable to each Named Executive Officer with whom the Company has an employment agreement containing provisions with respect to a change in control and termination of the executive.

TERMINATION

SYED ZAIDI

	Without Cause, or For Good Reason, or Due to Death or Disability	Following Change in Control
UNEARNED COMPENSATION (payment contingent on termination)
Cash Severance	$120,000	$240,000
Equity
Acceleration of Vesting of Unexercisable Options (1)	—	155,855
Total	—	—
Benefits—Health (2)	26,723	26,723
Total	$146,723	$422,578

(1)	Unexercisable option amounts are based upon option vesting acceleration compensation expense. As of January 31, 2010, the fair market value of the common stock was $0.05 per share.
(2)	Health includes health, dental, vision, and life.

Director Compensation

The following table sets forth compensation information for the year ended January 31, 2010 for each non-employee member of our Board of Directors.

Name	Fees Earned or Paid in Cash ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
Joseph Fitzgerald	—	—	$2,600	—	—	—	$2,600
Jorge Granier-Phelps	—	—	$2,600	—	—	—	$2,600
Andrew B. Rosengard (3)	—	—	$—	—	—	—	$—
David Tomasello	—	—	$2,600	—	—	—	$2,600

(1)
Our non-employee directors do not receive cash fees for their services; however, they are reimbursed for reasonable out of pocket expenses incurred in attending board meetings and other Company events.  No director who is an employee received separate compensation for services rendered as a director.

(2)
This column includes the compensation expense recognized for financial statement reporting purposes for fiscal year 2010 with respect to stock options that vested in fiscal 2010. The expense is based upon a Black-Scholes model amortized over the vesting period of the options. We have described the assumptions made in this valuation in Note 4 of the Notes to Consolidated Financial Statements in the Form 10-K for the year ended January 31, 2010. The total non-cash compensation expense for options granted in fiscal year 2010, without regard to vesting and excluding estimated forfeitures, for Messrs. Fitzgerald, Granier-Phelps, and Tomasello was $18,000, $18,000, and $18,000, respectively. At fiscal year ended January 31, 2010, options to purchase the indicated number of shares outstanding and held by each director were: Mr. Fitzgerald - 150,000; Mr. Granier-Phelps - 150,000; and Mr. Tomasello - 150,000.

(3)	Mr. Rosengard was appointed to the Board of Directors effective February 22, 2010.

The non-employee directors are entitled to receive stock option grants under the provisions of the Company’s 2003 Stock Plan. A non-employee director joining the Board for the first time is granted non-statutory options to purchase 150,000 shares of our common stock. The exercise price for options granted to non-employee directors is the higher of the closing price per share of common stock on the pink sheets” on the date of grant or on a future effective date of grant or a price designated by the Board of Directors. In no instance will the grant price be less than the fair market value on the date of grant.  In addition, discretionary stock options may be annually granted to non-employee directors. During fiscal 2010, Messrs. Fitzgerald, Granier-Phelps, and Tomasello, each received 150,000 shares in connection with their joining our Board of Directors.  The options were granted in two tranches. The first tranche of 50,000 option shares granted to each non-employee director were granted on November 3, 2009 and have an exercise price of $0.18 per share, vest at the rate of 1/12th  one month from the date of grant and 1/12 th  monthly thereafter until all options are vested, and have a term of 10 years. The second tranche of 100,000 option shares granted to each non-employee director were granted on December 2, 2009, and have an exercise price of $0.18 per share, vest at the rate of 1/12th  one month from the date of grant and 1/12 th  monthly thereafter until all options are vested, and have a term of 5 years.  Vesting is subject to continued service as a director. Upon a merger of the Company with or into another corporation or a “change of control” of the Company, excluding a financing, all options granted to non-employee members of the Board of Directors will vest in full.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to beneficial ownership of our common stock as of May 19, 2010 by (i) each person known by us to be a beneficial owner of more than 5% of our outstanding Common Stock, (ii) each of the executive officers named in the fiscal year 2010 Summary Compensation Table, (iii) each of our directors, and (iv) all of our directors and executive officers as a group. The information on beneficial ownership in the table and the footnotes hereto is based upon our records and the most recent Schedule 13D or 13G filed by each such person or entity and information supplied to us by such person or entity. Except as otherwise indicated (or except as contained in a referenced filing), each person has sole voting and investment power with respect to all shares shown as beneficially owned, subject to community property laws where applicable.

Name and Address(1) Of Beneficial Owner	Common Stock Beneficially Owned	% of Class(2)
David Tomasello(3)	61,330,736	74.28%
Jorge Granier-Phelps(4)	7,058,332	10.15%
Douglas R. Young(5)	3,704,326	5.53%
Syed Zaidi(6)	3,644,129	5.44%
Andrew B. Rosengard (8)	1,010,415	1.56%
Joseph Fitzgerald (7)	66,666	*
Officers and Directors as a Group (6 persons) (9)	76,814,604	83.85%

*Less than one percent of the outstanding Common Stock.

(1)	Unless otherwise noted, the address of each person is c/o NeoMagic Corporation, 2372-A Qume Drive, San Jose, CA 95131.

(2)
Applicable percentages are based on 64,832,354 shares of our Common Stock outstanding on May 19, 2010 and are calculated in accordance with Rule 13d-3 under the Securities Exchange Act of 1934.  Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of May 19, 2010 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.

(3)
The shares of Common Stock are held in the names of Attiva Capital Management, LTD (1,965,957), Bluestone Financial LTD (57,200,002), Commetasa (875,143), Antonio Tomasello (682,253) and David Tomasello (607,381).  Mr. Tomasello has sole voting power with respect to all such shares. Includes 17,333,334 shares issuable to Bluestone Financial LTD and 333,333 shares issuable to Attiva Capital Management, LTD under Class B Warrants exercisable within 60 days after May 19, 2010. Includes 66,666 shares issuable under stock options exercisable within 60 days after May 19, 2010, which are held directly by Mr. Tomasello.

(4)
The shares of Common Stock are held in the name of Mediastone LLC, of which Mr. Granier-Phelps is Managing Director. Mr. Granier-Phelps has sole voting power with respect to all such shares.  Includes 2,333,333 shares issuable to Mediastone LLC under Class A Warrants exercisable within 60 days after May 19, 2010.  Includes 2,333,333 shares issuable to Mediastone LLC under Class B Warrants exercisable within 60 days after May 19, 2010.  Includes 58,333 shares issuable under stock options exercisable within 60 days after May 19, 2010, which are held directly by Mr. Granier-Phelps.

(5)
Includes 565,200 shares issuable under stock options exercisable within 60 days after May 19, 2010.  Includes 783,206 shares issuable under Class A Warrants exercisable within 60 days after May 19, 2010.  Includes 783,206 shares issuable under Class B Warrants exercisable within 60 days after May 19, 2010. Excludes 5,000,000 fully-vest stock option shares issuable under a consultant agreement but not issued as of May 28, 2010.

(6)
Includes 587,599 shares issuable under stock options exercisable within 60 days after May 19, 2010.  Includes 761,627 shares issuable under Class A Warrants exercisable within 60 days after May 19, 2010.  Includes 761,627 shares issuable under Class B Warrants exercisable within 60 days after May 19, 2010.

(7)	Includes 66,666 shares issuable under stock options exercisable within 60 days after May 19, 2010.

(8)	Includes 10,415 shares issuable under stock options exercisable within 60 days after May 19, 2010.

(9)	Includes 26,777,879 shares issuable under stock options and warrants exercisable within 60 days after May 19, 2010.

EQUITY COMPENSATION PLAN INFORMATION

Information as of January 31, 2010 regarding equity compensation plans is summarized in the following:

Plan Category	(A) Number of Shares to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	(B) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(C) Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Shares Reflected in Column A)
Equity compensation plans approved by stockholders	1,776,208	$1.36	319,579	(1)
Equity compensation plans not approved by stockholders	148,921	$12.38	—	(2)
Total	1,925,129	$2.17	319,579

(1)	Includes 167,880 shares available for future issuance under our 2003 Stock Option Plan, as amended. Also includes 151,699 shares available under our 2006 Employee Stock Purchase Plan.
(2)
Shares available under our 1998 Nonstatutory Stock Option Plan are used for grants to employees other than officers and directors except as provided within the plan. The 1998 Plan expired in June 2008 and no additional shares may be issued from this plan.  For a description of the 1998 Plan, see Note 4 of Notes to Consolidated Financial Statements in Item 8 of Part II of Form 10-K, which information is incorporated by This plan was not previously required to be approved by stockholders. Due to regulatory changes, going forward, all material changes to the plan require stockholder approval.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On February 4, 2010, the Company and Douglas R, Young, its former President and Chief Executive Officer , entered into a Separation Agreement and Release of Claims, as well as a Consulting Agreement. Both Agreements became effective on February 11, 2010.

The Separation Agreement provides that the Company will pay $50,000 to Executive within ninety days after the Effective Date and $235,000 in 26 equal payments over the 12 month period following the Effective Date. All unvested options previously granted to Executive will also accelerate and become vested on the Effective Date. The Agreement contains mutual releases, as well as a 2 year agreement by Executive not to solicit the departure of employees or consultants from the Company.

Under the Consulting Agreement, the Company has an obligation to Mr. Young,  to grant him Non-Qualified Stock Options entitling him to purchase five million (5,000,000) shares of the Company's Common Stock, subject to the Company's obtaining the necessary stockholder and regulatory approvals. The option exercise prices will be determined on the date of grant, with the price for options to purchase three million (3,000,000) shares being the greater of $0.06 per share or the closing price for the Company's stock in the "pink sheets" on the date of grant (the “Closing Price”). The price for the other options to purchase two million (2,000,000) shares will be the greater of $0.15 per share or the Closing Price. All options will vest immediately upon grant and be exercisable for a period of three (3) years.

On February 11, 2010, the Company entered into a Stock Purchase Agreement ( the "SPA") with Attiva Capital Partners, Ltd.; Bluestone Financial Ltd., and an additional accredited investor ( collectively, the "  Investors  "),  pursuant to which the Company sold, and the Investors purchased, an aggregate of  6,400,000 shares of Common Stock  at $0.05 per share, for a total consideration of $320,000 paid  by the Investors on February 11, 2010. Pursuant to Rule 13d-3 promulgated under the Securities Exchange Act of 1934, as amended, Mr. David Tomasello, is deemed to be the beneficial owner of the Common Stock purchased by Attiva Capital Partners, Ltd., and Bluestone Financial Ltd. under the SPA.

The SPA also contains certain "piggy-back" registration rights, which require the Company to use all reasonable efforts to register the Securities when and if it files a registration statement under the Securities Act of 1933, as amended, other than for an underwritten public offering or on a Form S-8 or S-4 registration statement with respect to employee stock options, employee benefits plans or acquisitions.

On March 25, 2010, NeoMagic Corporation the Company entered into a Stock Purchase Agreement ( the "SPA") with Attiva Capital Partners, Ltd., Commetasa , David Tomasello, Andrew B. Rosengard and certain additional accredited investors, pursuant to which the Company sold, and the Investors purchased, an aggregate of  2,714,293 shares of Common Stock at $0.07 per share, for a total consideration of $190,000.51 paid  by the Investors effective March 25, 2010.  Pursuant to Rule 13d-3 (“Rule 13d-3”) promulgated under the Securities Exchange Act of 1934, as amended, Mr. David Tomasello is deemed to be the beneficial owner of the Common Stock purchased by Attiva Capital Partners, Ltd., Commetasa, and Tomasello under the SPA. Mr. Tomasello is Chairman of NeoMagic’s Board of Directors.  Mr. Rosengard, who also participated as an investor, is a member of NeoMagic’s Board of Directors and is Chairman of the Audit Committee

The SPA also contains certain "piggy-back" registration rights, which require the Company to use all reasonable efforts to register the Securities when and if it files a registration statement under the Securities Act of 1933, as amended (the "Act"), other than for an underwritten public offering or on a Form S-8 or S-4 registration statement with respect to employee stock options, employee benefits plans or acquisitions.

On March 25, 2010, Bluestone Financial LTD., exercised Class A Warrants to purchase 17,333,334 shares of our Common Stock and Attiva Capital Partners, Ltd., exercised Class A Warrants to purchase 333,333 shares of our Common Stock, for a total aggregate of 17,666,667 Class A Warrants exercised, at a purchase price of $0.06 per share. The warrants were issued in a private placement in October 2009 and had an expiration date of October 16, 2011 (the “Class A Warrants”). In the aggregate, the investors that exercised the Class A Warrants will receive 17,666,667 unregistered restricted shares of Common Stock.  Pursuant to Rule 13d-3, Mr. Tomasello is deemed to be the beneficial owner of the Common Stock received pursuant to the exercise of such Class A Warrants.  An additional 4,873,573 Class A Warrants remain outstanding as of March 25, 2010.

Other than the compensation arrangements described under “Director Compensation,” “Executive Compensation” and “Employment Contracts, Termination of Employment and Change in Control Arrangements” and the transactions described herein above, since January 31, 2010, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party to which the amount involved exceeds $120,000 and in which any executive officer, director or beneficial owner of more than 5% of our common stock had or will have a direct or indirect material interest.

Director Independence

Nasdaq requires that a majority of the Board of Directors be “independent” directors as defined in Nasdaq Rule 4200.  We have reviewed the independence of the Board of Directors and considered any transaction between each director or any member of his or her family and us. As a result of the review, we have determined that, except Syed Zaidi who is our executive officer, and David Tomasello, who is Chairman of the Board and a greater than 10% shareholder, each of the current directors has no material relationship with NeoMagic Corporation (either directly or as a partner, stockholder or officer of an organization that has a material relationship with NeoMagic Corporation) and is independent within the meaning of the applicable rules of the Commission and the listing standards of the Nasdaq Stock Market.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table sets forth the aggregate audit fees that NeoMagic incurred for services provided by Stonefield Josephson, Inc. relating to the years ended January 31, 2010 and January 25, 2009.  All services rendered by Stonefield Josephson, Inc., during the years ended January 31, 2010 and January 25, 2009 were furnished at customary rates and terms.

(amounts in thousands)	January 31, 2010	January 25, 2009
Audit fees	$202	$173

PART IV

Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)-(2)	Financial Statements and Schedules:

(i)
The list of consolidated financial statements and schedules set forth in the accompanying Index to Consolidated Financial Statements and Other Financial Information in Item 8 herein is incorporated herein by reference.  Such consolidated financial statements and schedules are filed as part of this report.

(ii)
All Financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes hereto.

(3)	Exhibits

The exhibits listed in the index to exhibits immediately following the signature pages are filed or incorporated by reference as a part of this Annual Report on Form 10-K/A or are incorporated by reference to previous filings as indicated by the footnote immediately following the exhibit.  Exhibit numbers, where applicable, in the left column correspond to those of Item 601 of Regulation S-K.

(b)	Exhibits.

See Item 15(a)(3) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION

By:	/s/Syed Zaidi
SYED ZAIDI
President and Chief Executive Officer

Date: May 28, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Name	Title	Date

/S/ Syed Zaidi	President, Chief Executive Officer and	May 28, 2010
Syed Zaidi	Director (Principal Executive Officer)

/S/ Charlotte A. Willson	Director, Finance and Administration	May 28, 2010
Charlotte A. Willson	(performing the functions of Principal Financial Officer and Principal Accounting Officer)

David Tomasello*	Chairman of the Board of Directors

Director
Joseph Fitzgerald

Jorge Granier-Phelps*	Director
Andrew B. Rosengard*	Director

*By /s/ Syed Zaidi
Syed Zaidi
Attorney-in-fact
May 28, 2010

EXHIBIT INDEX

The following Exhibits are filed as part of, or incorporated by reference into, this Amendment No. 1 on Form 10-K/A:

Number	Description
1.1(12)	Placement Agency Agreement, dated as of November 30, 2006, between the Company and A.G. Edwards & Sons, Inc.
3.1(5)	Amended and Restated Certificate of Incorporation.
3.2(11)	Bylaws, as amended through April 6, 2007.
4.2(19)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.
4.3(19)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.
4.7(19)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.17(19)	Amendment No. 5 To Preferred Stock Rights Agreement
4.9(6)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.
4.10(6)	Warrant to Registration Rights Agreement dated December 13, 2005.
4.11(10)	Form of Warrant originally issued December 6, 2006.
4.12(12)	Form of Amendment to Warrant, dated July 27, 2007.
4.13(16)	Class A Warrant to named Private Investors, dated October 12, 2009
4.14(16)	Class B Warrant to named Private Investors, dated October 12, 2009
4.15(16)	Class A (Employee) Warrant to named Private Investors, dated October 12,2009/
4.16(16)	Class B (Employee) Warrant to named Private Investors, dated October 12, 2009.
10.1(1)	Form of Indemnification Agreement entered into by the Company with each of its directors and executive officers.
10.2(2)	Lease Agreement, dated as of October 9, 1997, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.3(1)	Amended and Restated 1993 Stock Plan and related agreements.
10.4(1)	Lease Agreement, dated as of February 5, 1996, between the Company and A&P Family Investments, as landlord.
10.6(7)	1998 Nonstatutory Stock Option Plan amended December 22, 2005.
10.7(13)	2003 Stock Option Plan, as amended July 12, 2007.
10.8(3)	Amendment No. 1, dated as of February 26, 2002, between the Company and A&P Family Investments, as landlord for the leased premises located at 3250 Jay Street.
10.10(4)	Amended and Restated Patent Licensing Agreement dated March 28, 2005 by and between the Company and The Consortium for Technology Licensing, Ltd.
10.11(4)	Patent Purchase Agreement dated April 6, 2005 by and between the Company and Faust Communications, LLC.
10.13(5)	Patent License Agreement dated September 1, 2005 between the Company and Sony Corporation.
10.14(6)	Securities Purchase Agreement dated December 13, 2005 by and between the Company and named Private Investors.
10.16(8)	Employment Agreement dated May 1, 2006 between NeoMagic Corporation and Douglas R. Young.
10.18(13)	2006 Employee Stock Purchase Plan, as amended July 12, 2007.
10.20(9)	Patent Sale Agreement dated June 22, 2006 by and between NeoMagic Corporation and Samsung Electronics Co. Ltd.
10.21(10)	Form of Subscription Agreement, dated as of November 30, 2006, between the Company and the investor signatories thereto.

Number	Description
10.22(13)	Employment Agreement dated June 7, 2007 between NeoMagic Corporation and Steven P. Berry.
10.25(13)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Syed Zaidi.
10.26(14)	Employment Agreement dated December 5, 2007 between NeoMagic Corporation and Deepraj Puar.
10.27(14)	Patent Purchase Agreement with an effective date of January 17, 2008 by and between the Company, NeoMagic Israel Ltd. and Faust Communications Holdings, LLC.
10.28(15)	Employment Agreement dated June 11, 2008 between NeoMagic Corporation and Pierre-Yves Couteau.
10.29(17)	Securities Purchase Agreement dated October 12, 2009 by and between the Company and named Private Investors Private Investors.
10.30(18)	Securities Purchase Agreement dated October 12, 2009 by and between the Company and named Private Investors.
10.31(20)	Confidential Consulting Agreement, dated December 7,2009
23.1*	Consent of Stonefield Josephson, Inc., Independent Registered Public Accounting Firm (Exhibit to Form 10-K filed with the SEC on May 17, 2010, and incorporated herein by reference)
24.1*	Power of Attorney (included on the signature pages hereof)
31.1*	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.3	Certification of the Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4	Certification of the Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification Pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Previously filed with the Form 10-K
(1)	Incorporated by reference to an exhibit to the Company’s registration statement on Form S-1, registration no. 333-20031.
(2)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the period ended October 26, 1997.
(3)	Incorporated by reference to an exhibit to the Company’s Form 8-A filed December 23, 2002.
(4)	Incorporated by reference to an exhibit to the Company’s Form 8-A/A filed August 23, 2004.
(5)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.
(6)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.
(7)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed January 19, 2006.
(8)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 4, 2006.
(9)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 30, 2006.
(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.
(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.
(12)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.
(13)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 29, 2007.
(14)	Incorporated by reference to the Company’s Form 10-K for the year ended January 27, 2008.
(15)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended July 27, 2008.
(16)	Securities Purchase Agreement dated October 12, 2009 by and between the Company and named Private Investors Private Investors.
(17)	Securities Purchase Agreement dated October 12, 2009 by and between the Company and named Private Investors.
(18)	Incorporated by reference to the Company’s Form 8-K filed October 15, 2009
(19)	Incorporated by reference to the Company’s Form 8-K filed October 16, 2009
(20)	Incorporated by reference to the Company’s Form 8-K filed December 11, 2009