Form 10-Q
period 2010-05-02
NEOMAGIC CORP
filed 2010-06-14
CIK 1030485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes    ☒      No    ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer  ☐            Accelerated Filer  ☐            Non- Accelerated Filer  ☐            Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐     No   ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at June 10, 2010 was 64,832,354.

NEOMAGIC CORPORATION
FORM 10-Q

INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Condensed Consolidated Statements of Operations Three months ended May 2, 2010 and May 3, 2009	1

	Condensed Consolidated Balance Sheets May2, 2010 (unaudited) and January31, 2010	2

	Unaudited Condensed Consolidated Statements of Cash Flows Three months ended May 2, 2010 and May 3, 2009	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	19

Item 4.	Controls and Procedures	19

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	20

Item 6.	Exhibits	26

Signatures		28

Certifications		Attached

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NEOMAGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended
	May 2, 2010	May 3, 2009
Net revenue	$297	$408
Cost of revenue	114	167
Gross profit	183	241
Operating expenses:
Research and development	130	(497)
Sales, general and administrative	455	1,094
Total operating expenses	585	597
Operating loss	(402)	(356)
Other income (expense), net:
Interest income and other	—	25
Gain from change in fair value of warrant liability	2	—
Gain on debt forgiveness	—	24
Loss before taxes	(400)	(307)
Income tax provision	—	—
Net loss	$(400)	$(307)
Basic and diluted net loss per share	$(0.01)	$(0.02)
Weighted average common shares outstanding - basic and diluted	52,483	12,571

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

 NEOMAGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	May 2, 2010 (unaudited)	January 31, 2010
ASSETS
Current assets:
Cash and cash equivalents	$1,215	$31
Accounts receivable, less allowance for doubtful accounts of $0 at May 2, 2010 and January 31, 2010	96	185
Inventory, net	76	110
Prepaid deposits	5	5
Prepaid expenses	42	44
Total current assets	$1,434	$375
Property, plant, and equipment	4	5
Total assets	$1,438	$380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$276	$408
Accrued compensation and related benefits	501	581
Income taxes payable	40	40
Warrant liability	—	2
Other accruals	241	226
Total current liabilities	1,058	1,257
Commitments and contingencies (Note 10)
Stockholders’ equity (deficit):
Preferred stock, $.001 par value:
Authorized shares—2,000,000
Issued and outstanding shares – none at May 2, 2010 and January 31, 2010	—	—
Common stock, $.001 par value: Authorized shares—200,000,000 Issued and outstanding shares – 64,832,354 at May 2, 2010 and 38,051,394 at January 31, 2010	65	38
Additional paid-in-capital	126,253	124,623
Accumulated deficit	(125,938)	(125,538)
Total stockholders’ equity (deficit)	380	(877)
Total liabilities and stockholders’ equity (deficit)	$1,438	$380

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NEOMAGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Three Months Ended
	May 2, 2010	May 3, 2009
	(in thousands)
Operating activities:
Net loss	$(400)	$(307)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1	—
Decrease in patents payable	—	(270)
Gain from change in fair value on revaluation of warrant liability	(2)	—
Gain on debt forgiveness	—	24
Stock-based compensation	98	97
Changes in operating assets and liabilities:
Accounts receivable	89	(51)
Inventory	34	17
Prepaid expenses	2	(27)
Accounts payable	(132)	(90)
Accrued compensation and related benefits	(80)	196
Other accruals	15	271
Net cash used in operating activities	(375)	(140)
Financing activities
Net proceeds from issuance of common stock	1,559	—
Net cash provided by financing activities	1,559	—
Net increase (decrease) in cash and cash equivalents	1,184	(140)
Cash and cash equivalents at beginning of period	31	183
Cash and cash equivalents at end of period	$1,215	$43

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NEOMAGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively “NeoMagic” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at May 2, 2010, and the operating results and cash flows for the three months ended May 2, 2010 and May 3, 2009. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 17, 2010. In February 2009, the Company’s subsidiaries discontinued business operations in Israel and India. In accordance with the guidance provided by ASC 810-10 and beginning with the third fiscal quarter of fiscal year 2010, we will no longer consolidate the financial statements of our previous subsidiaries in Israel and India. NeoMagic is not involved with any variable interest entities. Intercompany accounts and transactions have been eliminated.

The Company does not believe its current cash and cash equivalents and investments will satisfy its projected cash requirements through the next twelve months and there exists substantial doubt about the Company’s ability to continue as a going concern. The audit report of our independent registered public accounting firm with respect to our fiscal year ended January 31, 2010, included an explanatory paragraph for a “going concern”. If the Company experiences a material shortfall versus its plan for fiscal 2011, it expects to take all appropriate actions to ensure the continuing operation of its business and to mitigate any negative impact on its cash position. The Company believes that it can take actions to generate cash by seeking funding from strategic partners, seeking further equity or debt financing from financial sources, and selling or licensing intellectual property. We cannot assure you that additional financing will be available on acceptable terms or at all. The adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in re-establishing profitable operations and positive operating cash flows.

The results of operations for the three months ended May 2, 2010 are not necessarily indicative of the results that may be expected for the year ending January 30, 2011.

The Company’s fiscal year end is the last Sunday in January. The first fiscal quarters of 2011 and 2010 ended on May 2, 2010 and May 3, 2009, respectively. The Company’s quarters generally have 13 weeks. The first quarter of fiscal 2011 had 13 weeks and the first quarter of fiscal 2010 had 14 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal year 2011 has 52 weeks and fiscal year 2010 had 53 weeks.

2.	Stock-Based Compensation

At May 2, 2010, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, as amended, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. The stock options generally vest over a four-year period, have a maturity of ten years from the issuance date, and have an exercise price equal to the closing price on the  “pink sheets” of the common stock on the date of grant. Generally, unvested options are forfeited 30 to 90 days from the date a Service Provider ceases to be a Service Provider, or in the case of death or disability, the post-exercise period may extend for a period of up to 12 months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At May 2, 2010, approximately 1,941,288, 148,921 and 2,800 shares of the Company’s registered common stock were reserved for issuance under the 2003 Stock Option Plan, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan, respectively.

In accordance with the 2003 Stock Plan (the “2003 Plan”), the Board of Directors may grant nonstatutory stock options and stock purchase rights to employees, consultants and directors. Incentive stock options may be granted only to employees. The 2003 Plan terminates in 2013. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the 2003 Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over a period of four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of May 2, 2010, no shares of common stock were subject to this repurchase provision. Other options granted under the 2003 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement.

On April 22, 2010, the Company filed a preliminary information statement, Notice Of Action By Written Consent Of Stockholders.  The purpose of the Notice and the accompanying Information Statement was to notify stockholders that our stockholders holding shares of our common stock representing a majority of the voting power of NeoMagic Corporation, approved by written consent on April 15, 2010:  (1) An amendment to Article 4 of our Restated Certificate of Incorporation, as amended, to increase the number of shares of Common Stock (“Shares”) that we are authorized to issue from one hundred million (100,000,000) shares to two hundred million (200,000,000) shares; and (2) An amendment to (i) Item 3 of our 2003 Stock Plan, as amended July 12, 2007 (the “Plan”), to increase the maximum aggregate number of Shares that may be optioned and sold under the Plan from 2,128,411 to twenty million (20,000,000), and (ii) Item 6(c) of the Plan to increase the maximum number of Shares subject to options that may be granted to a Service Provider, in any fiscal year of the Company, from four hundred thousand (400,000) to no more than five million (5,000,000) Shares, except, that in connection with his or her initial service, a Service Provider may be granted options to purchase up to an additional two hundred thousand (200,000) Shares, which will not count against the limit set forth above. Subsequent to our first quarter ended May 2, 2010, we filed a Definitive Information Statement on May 11, 2010, and completed the mailing to stockholders of record as of March 18, 2010.

Under the 1998 Nonstatutory Stock Option Plan (the “1998 Plan”), the Board of Directors may grant nonstatutory stock options to employees, consultants and officers. The 1998 Plan terminated automatically in June 2008. No additional options may be granted under the 1998 Plan.

Under the 1993 Stock Plan (the “1993 Plan”), the Board of Directors may grant incentive stock options to employees and nonstatutory stock options and stock purchase rights to employees, consultants and directors. The 1993 Plan terminated as to future grants in September 2003. The Board of Directors determined vesting provisions for stock purchase rights and options granted under the 1993 Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over a period of four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of May 2, 2010, no shares of common stock were subject to this repurchase provision. Other options granted under the 1993 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement.

Stock Compensation Expense

Stock-based compensation expense, recorded in cost of revenues, research and development expenses, and sales and general and administrative expenses, represents the amortization of the fair value of share-based payments made to employees, members of our board of directors and other service providers in the form of stock options and purchases under the employee stock purchase plan, as we adopted the provision of ASC 718, “Share-Based Payment”, on the first day of fiscal 2007. The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the requisite service period.

The following table shows total stock-based compensation expense included in the accompanying Consolidated Condensed Financial Statements for the three months ended May 2, 2010 and May 3, 2009.

	May 2, 2010	May 3, 2009
Cost of revenue	$5	$4
Research and development	—	3
Selling, general and administrative	93	90
Total	$98	$97

For the three months ended May 2, 2010 and May 3, 2009, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $204 thousand and $542 thousand, respectively, after estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 1.36 years and 2.11 years for the three months ended May 2, 2010 and May 3, 2009, respectively, for stock options and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates.  There was no outstanding compensation cost related to options to purchase common shares under the ESPP for the three months ended May 2, 2010 and May 3, 2009 as the ESPP was suspended in July 2008.

There were no net cash proceeds from the sales of common stock under employee stock purchase and stock option plans for the three months ended May 2, 2010 and May 3, 2009. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the three months ended May 2, 2010 and May 3, 2009. The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Determining Fair Value

Valuation and amortization method – The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term for our first fiscal quarter ended May 2, 2010 is based upon historical review.

Expected Volatility – The Company’s expected volatility for the quarter ended May 2, 2010 is computed based on the Company’s historical stock price volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

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

Estimated Forfeiture – The estimated forfeiture rate was based on an analysis of the Company’s historical forfeiture rates. We determined that no forfeiture was anticipated for those options granted for the quarter ended May 2, 2010.  The estimated average forfeiture rate for the quarter ended May 3, 2009 was 93.8% based on historical forfeiture experience.

In the three months ended May 2, 2010 and May 3, 2009, respectively, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:  For the quarter ended May 2, 2010, there were 415,000 non-qualified options granted.  For the quarter ended May 3, 2009 there were no stock options granted.

	Option Plans
Three months ended	May 2, 2010	May 3, 2009
Risk-free interest rates	0.88%	—%
Volatility	4.70	—
Expected life of option in years	3.08	—

Our Board of Directors temporarily suspended the ESPP program in July 2008. Subsequently, no additional grants have been made to the ESPP program.

Stock Options and Awards Activities

The following is a summary of the Company’s stock option activity under the stock option plans as of May 2, 2010 and related information:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2010	1,925,129	$2.21
Granted	415,000	$0.06
Exercised	—	$—
Forfeitures and cancellations	—	$—
Outstanding at May 2, 2010	2,340,129	$1.83	4.09	$18
Vested and Expected to Vest at May 2, 2010	2,340,129	$1.83	4.09	$18
Exercisable at May 2, 2010	1,365,698	$2.88	2.57	$8

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.10 per share at April 30, 2010, the last market day of our fiscal quarter ended May 2, 2010, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. There were 210,832 in-the-money options exercisable as of May 2, 2010.  There were no in-the-money options exercisable as of May 3, 2009.

The exercise prices for options outstanding and exercisable as of May 2, 2010 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(per share)	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$0.06 – 0.07	415	6.60	$0.06	211	$0.06
$0.08 – 0.18	1,195	4.24	$0.17	492	$0.18
$0.19 – 4.06	311	3.11	$1.95	268	$2.00
$4.07 – 5.00	165	1.94	$4.70	157	$4.72
$5.01 – 13.95	188	2.16	$8.07	172	$8.21
$ 13.96 and over	66	1.03	$17.34	66	$17.34
	2,340	4.09	$1.83	1,366	$2.88

3.	Loss Per Share

The following data shows the amounts used in computing loss per share and the effect on the weighted-average number of shares of diluted potential common stock.

Three months ended	May 2, 2010	May 3, 2009
(in thousands except per share data)
Numerator:
Net loss	$(400)	$(307)
Denominator:
Denominator for basic net loss per share, weighted average shares	52,483	12,571
Effect of dilutive securities:
Stock options outstanding	—	—
Denominator for diluted net loss per share, weighted average shares	52,483	12,571
Basic net loss per share	$(0.01)	$(0.02)
Diluted net loss per share	$(0.01)	$(0.02)

During the three months ended May 2, 2010 and May 3, 2009, the Company excluded from the computation of basic and diluted loss per share options and warrants to purchase 5,807,278 and 3,424,012 shares of common stock, respectively, because the effect would be anti-dilutive.

4.	Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents. Investments with an original maturity of greater than 90 days, but less than one year, are classified as short-term investments.

During the first fiscal quarters ended May 2, 2010 and May 3, 2009, all of our investments were cash equivalents,  Subsequent to our first fiscal quarter ended May 2, 2010, we invested in short-term investments. Investments in debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Held-to-maturity securities are stated at amortized cost with corresponding premiums or discounts amortized to interest income over the life of the investment. Securities not classified as held-to-maturity are classified as available-for-sale and are reported at fair market value. Unrealized gains or losses on available-for-sale securities are included, net of tax, in stockholders’ equity until their disposition. Realized gains and losses and declines in value judged to be other than temporary on available-for-sale securities are included in interest income and other. The cost of securities sold is based on the specific identification method.

All cash equivalents investments are classified as available-for-sale and are recorded at fair market value. All available-for-sale securities have maturity dates of less than one year from the balance sheet dates. For all classifications of securities, cost approximates fair market value as of May 2, 2010 and January 31, 2010, and consists of the following (in thousands):

May 2, 2010 (unaudited)	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents:
Money market funds	$1,014	$—	$1,014
Bank accounts	201	—	201
Total	$1,215	$—	$1,215

January 31, 2010	Amortized Cost	Gross Unrealized Gain (Loss)	Fair Value
Cash and cash equivalents:
Money market funds	$14	$—	$14
Bank accounts	17	—	17
Total	$31	$—	$31

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

Level 1	Inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
Level 2
Inputs are quoted prices for similar assets or liabilities in an active market, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable and market-corroborated inputs which are derived principally from or corroborated by observable market data.

Level 3	Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable (i.e., supported by little or no market activity).

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of May 2, 2010 and the basis for that measurement:

		(Level 1)
	Balance as of May 2, 2010	Quoted Prices in Active Markets of Identical Assets
	(amounts in thousands)
Money market funds	$1,014	$1,014

The Company’s financial assets and liabilities are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. As of May 2, 2010, the Company did not have any assets with valuations obtained from readily-available pricing sources for comparable instruments (Level 2 assets) or those without observable market values that would require a high level of judgment to determine fair value (Level 3 assets).

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

	May 2, 2010	January 31, 2010
	(unaudited)
	(in thousands)
Raw materials	$48	$48
Finished goods	28	62
Total	$76	$110

6.	Accumulated Other Comprehensive Income (Loss)

Net comprehensive loss for the three months ended May 2, 2010 and May 3, 2009, respectively, is as follows (in thousands):

	Three months ended
	May 2, 2010	May 3, 2009
Net loss	$(400)	$(307)

The Company had no accumulated other comprehensive income (loss) for the quarters ended May 2, 2010 and May 3, 2009.

7.	Obligations Under Capital Leases

For the quarters ended May 2, 2010 and May 3, 2009, the Company had no obligations under capital leases.

8.	Warrant Liability

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

The Company is required to revalue the cash exercisable 2006 Warrants, utilizing the Black-Scholes pricing model, at the end of each reporting period with the change in value reported in the statement of operations as a “gain or loss from the change in fair value on revaluation of warrant liability” in the period in which the change occurred.  As of May 2, 2010, the Warrants had a fair market value of $0 compared to $2 thousand at January 31, 2010.

9.	Income Taxes

The Company maintained a full valuation allowance on its net deferred tax assets as of May 2, 2010 and May 3, 2009.

The Company believes an ownership change as defined under Section 82 of the Internal Revenue Code of 1986, as amended, may exist. The Company is currently analyzing the ownership change to determine the limitations on the ability to utilize net operating loss and tax credit carryforwards under Sections 382 and 383 of the Internal Revenue Code in future periods due to significant stock transactions in previous years. Such limitations may limit the future realization of the Company’s net operating losses and tax credits. In addition, a portion of the federal research tax credit carryforwards may be subject to forfeiture due to Section 383 limitations. The Company is in the process of determining the impact of Section 383 on the tax credit carryforwards.

In June 2006, the Financial Accounting Standards Board (FASB) issued ASC 740, “Accounting for Uncertainty in Income Taxes” (“ASC 740”). ASC 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”). This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC 740 also provides guidance on derecognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure, and transition. The Company adopted ASC 740 effective January 29, 2007. In accordance with ASC 740, the Company has decided to classify interest and penalties as a component of tax expense.

The Company has unrecognized tax benefits of approximately $1.8 million as of May 2, 2010, of which $0.04 million if recognized would result in a reduction of the Company's effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits.

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

10.	Contingencies

Commitments

In January 2009, the Company moved its principal headquarters to a facility in San Jose, California, under a non-cancelable operating lease that expired in January 2010.  In January 2010, the Company moved its principal headquarters to a larger facility in San Jose, California under a non-cancelable operating lease that expires in January 2012. The Company’s former subsidiaries had leased offices in Israel and India under operating leases that expired in fiscal year 2009. During fourth quarter of fiscal 2009, the offices in Israel and India were vacated. In accordance with the guidance provided by ASC 810-10 and on guidance of legal counsel, beginning with the third fiscal quarter of fiscal year 2010, the Company no longer consolidates the financial statements of our previously consolidated subsidiaries in Israel and India. The liabilities from the two subsidiaries that were previously included in consolidation were primarily accrued expenses for accounts payable, bonus, vacation, and other expenses. The Company believes that any recognition of a liability would not fairly present the current situation.  The amounts previously shown as an accrued liability in consolidation have been reversed and are shown as a gain on debt forgiveness in fiscal 2010. As of May 2, 2010, future minimum lease payments under the Company’s operating leases are as follows:

(in thousands)
Fiscal 2011	$28
Fiscal 2012	42
Total minimum lease payments	$70

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

Design tool software licenses

We had no commitments under time-based subscription licenses for design tool software for the quarter ended May 2, 2010.  For the quarter ended May 3, 2009, we had commitments under time-based subscription licenses for design tool software of $285,000.  We received notice from our vendor that we were in default of the license agreement and they were seeking the acceleration of an additional $285,000, which would have been payable in our third quarter ended November 1, 2009.  During third quarter fiscal 2010, the Company finalized negotiations with its design tool software vendor to settle the outstanding debt for $75,000. During our fourth quarter 2010, the Company paid this obligation to the vendor in full.

Other Commitments

On February 4, 2010, NeoMagic and Douglas R, Young, its former President and Chief Executive Officer, entered into a Separation Agreement and Release of Claims, as well as a Consulting Agreement. Both Agreements became effective on February 11, 2010. The Separation Agreement provides that the Company will pay $50,000 to Executive within ninety days after the Effective Date and $235,000 in 26 equal payments over the 12 month period following the Effective Date. All unvested options previously granted to Executive will also accelerate and become vested on the Effective Date. We also recognized the stock option non-cash expense of $152 thousand for Mr. Young’s stock options. As of May 2, 2010, the Company had paid $55 thousand of the cash settlement with the remainder to be paid monthly over 8 months.

Under the Consulting Agreement, which has a term of 6 months, Mr. Young will provide four hours of marketing, sales and related consulting services each month without further charge and up to an additional 26 hours of consulting each month, upon the Company's request, for $300 per hour. In consideration for such commitments, the Company agreed to pay Mr. Young a total of $25,000, payable in 6 equal monthly installments, and to grant him Non-Qualified Stock Options entitling him to purchase 5 million shares of the Company's stock, subject to the Company's obtaining the necessary stockholder and regulatory approvals. The option exercise prices will be determined on the date of grant, with the price for options to purchase 3 million shares being the greater of $.06 a share or the closing price for the Company's stock in the "pink sheets" on the date of grant. The price for the other 2 million options will be the greater of $.15 a share or the Closing Price. All options will vest immediately upon grant and be exercisable for a period of 3 years.  As of May 2, 2010, the Company had paid $12 thousand of the cash settlement with the remainder to be paid monthly over 3 months.

We had commitments under various purchase orders and other accounts payable liabilities with various vendors of approximately $2.1 million, for which the Company negotiated settlements of the outstanding debt for $136 thousand in cash and 200,000 shares of the Company’s common stock that bear a restrictive legend and are unregistered. As of our year ended January 31, 2010, the Company had fulfilled its obligations to the vendors.

We had compensation commitments to former employees and, under Employment Agreements, with four former officers of the Company for $903 thousand. During fiscal 2010, we paid in full all amounts due to former non-officer employees and settled the claims of three former officers for cash of $417 thousand and the issuance of 200,000 restricted unregistered shares of the Company’s common stock. As of May 2, 2010, the Company had paid $48 thousand of the cash settlement with the remainder to be paid monthly over a twelve month period. The Company also had a compensation commitment of $422 thousand with its current employees. This debt was settled for cash payments of $210 thousand during the fiscal 2010.

Subsequent to our quarter ended May 2, 2010, on May 5, 2010, the Company entered into a Master Development and License Agreement (the “Agreement”) with Synapse Design Automation, Inc., in which Synapse will design and implement (analog & digital) a USB 3.0 transceiver (USB Transceiver IP) that the Company expects to use in a semiconductor chip to be manufactured, as well as successor chips. The Agreement supersedes the memorandum of understanding between the parties as referenced in the Company’s Form 8-K filed on April 9, 2010.

Under the Agreement the parties shall jointly own the USB Transceiver IP and agree to cooperate regarding protecting the USB Transceiver IP. Pursuant to the terms of the Agreement, the Company agrees to pay Synapse up to $1,000,000 for its development work ($200,000 of which was due on the later of (i) the start date for such development work and (ii) the effective date of the Agreement) and Synapse is responsible for providing (at its own expense) all services, personnel, equipment, licenses and other supplies required to perform such services. Payments by the Company in excess of the initial $200,000 are subject to the achievement of milestones by Synapse in the development of the USB Transceiver IP. Subsequent to our quarter ended May 2, 2010, the Company paid Synapse the initial $200 thousand under the Agreement on May 7, 2010.

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

The Company generally sells its products with a limited warranty and a limited indemnification of customers against intellectual property infringement claims. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified claims based on historical activity. The accrual and the related expense for known claims was not significant as of and for the three month periods ended May 2, 2010 and May 3, 2009, due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims.

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

In January 2010, the Financial Accounting Standards Board (“FASB”) issued an amendment regarding improving disclosures about fair value measurements. This new guidance requires some new disclosures and clarifies some existing disclosure requirements about fair value measurement. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years.  Our adoption of the disclosure amendment did not  have any impact on the Company’s financial statements.

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

When used in this discussion, the words “will,” “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current intentions and expectations. However, actual events and results could differ materially based on a variety of factors including, but not limited to: development of new semiconductor chips, customer acceptance of new NeoMagic products, the market acceptance of handheld devices developed and marketed by customers that use our products, our ability to execute product and technology development plans on schedule, and our ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment. Examples of forward-looking statements include statements about our expected revenues, our competitive advantage in our markets, the potential market for our products, our expected production timelines, our customer base, and our need for additional financing beyond the next 12 months. These statements are subject to significant risks and uncertainties, including those set forth below under Item 1A of Part II of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, and in other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2010, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

Overview

NeoMagic designs and delivers consumer electronic device solutions with semiconductors and software for video, television, imaging, graphics, and audio. We provide low cost, innovative chip technology for tomorrow's entertainment and communication needs. We continue to deliver semiconductor chips (primarily from our MiMagic 3 product line), software and device designs. Our solutions offer low power consumption, small form-factor and high performance processing. As part of our complete system solution, we deliver a suite of middleware and sample applications for imaging, video and audio functionality, and we provide multiple operating system ports with customized drivers for our products. Our product portfolio includes semiconductor solutions known as Applications Processors. Our Applications Processors are sold under the “MiMagic” brand name with a focus on enabling high performance processor within a low power consumption environment.  During fiscal 2010, the Company began development of the Horizon Digital Picture Frame kit using our existing MiMagic 6+ product line. We are also developing new technology and on May 5, 2010, we entered into a Master Development and License Agreement with Synapse Design Automation, Inc., to design and implement (analog and digital) a USB 3.0 super speed transceiver that the Company expects to use in a semiconductor chip to be manufactured. In addition to the USB 3.0 Transceiver, we are developing a semiconductor chip targeting the television, monitors, printers and scanner markets. The chip will use lower transistor geometries, higher frequency, and is expected to be a smaller die size than its current competitors.

NeoMagic Corporation was incorporated in California in May 1993 and subsequently reincorporated in Delaware in February 1997.  Our common stock trading is conducted on the “pink sheets” under the nmgc.pk symbol.

The Company’s fiscal year end is the last Sunday in January. The first fiscal quarters of 2011 and 2010 ended on May 2, 2010 and May 3, 2009, respectively. The Company’s quarters generally have 13 weeks. The first quarter of fiscal 2011 had 13 weeks and the first quarter of fiscal 2010 had 14 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal year 2011 has 52 weeks and fiscal year 2010 had 53 weeks.

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

There have been no significant changes to these policies from the disclosures noted in our Annual Report on Form 10-K for the fiscal year ended January 31, 2010.

Results of Operations

Revenue

Net revenue was $297 and $408 thousand for the three months ended May 2, 2010 and May 3, 2009, respectively, and consisted entirely of net product revenue in both quarters. There was no licensing revenue in either quarter. Net product revenue decreased primarily due to a decrease in shipments of our MiMagic 3 applications processor.

Product sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 100% of product revenue for each of the three months ended May 2, 2010 and May 3, 2009. In the first quarters of fiscal 2011 and fiscal 2010, 100% of our revenue resulted from the sale of our MiMagic 3 application processor. We expect that export sales will continue to represent the majority of our product revenue in future periods.

Our customer base can shift significantly from period to period as some customer programs end and new programs do not always emerge to replace them. In addition, new customers may be added from period to period. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area:

Three Months Ended	May 2, 2010	May 3, 2009
Singapore	100%	100%

Gross Profit

Gross profit was $183 thousand and $241 thousand for the three months ended May 2, 2010 and May 3, 2009, respectively. The decrease in gross profit is primarily due to a reduction in shipments of our MM3 application processor.

Research and Development Expenses

We believe the timely development and introduction of new products are essential to maintaining our competitive position and our ability to capitalize on market opportunities. NeoMagic’s research and development efforts are focused on developing Integrated System-on-Chip semiconductor products.  Research and development expenses were $130 thousand and ($497) thousand for the three months ended May 2, 2010 and May 3, 2009, respectively. Research and development expenses increased in the first quarter of fiscal 2011 primarily due to increased labor costs compared to the first quarter of fiscal 2010, which included a cancellation of a patent transfer. None of our research and development is customer funded. Our research and development activities are focused on supporting customer programs based on the MiMagic 3 and MiMagic 6+ products and new chip development.

We are also developing new technology and on May 5, 2010, the Company entered into a Master Development and License Agreement  with Synapse Design Automation, Inc., to design and implement (analog and digital) a USB 3.0 super speed transceiver that the Company expects to use in a semiconductor chip to be manufactured. In addition to the USB 3.0 Transceiver, we are developing a semiconductor chip targeting the television, monitors, printers and scanner markets. The chip will use lower transistor geometries, higher frequency, and is expected to be a smaller die size than its current competitors.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $455 thousand and $1.1 million for the three months ended May 2, 2010 and May 3, 2009, respectively. These expenses include stock-based compensation of $93 thousand and $90 thousand for the three months ended May 2, 2010 and May 3, 2009, respectively. Sales, general and administrative expenses decreased primarily due to decreased labor costs and operational expenses.

Stock Compensation

Stock compensation expense was $98 thousand and $97 thousand for the three months ended May 2, 2010 and May 3, 2009, respectively. Stock compensation expense recorded in cost of revenues, research and development expenses and selling, general and administrative expenses for the three months ended May 2, 2010 and May 3, 2009, is the amortization of the fair value of share-based payments made to employees and members of our board of directors in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of ASC 718, “Share-Based Payment”, on the first day of fiscal 2007. The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the requisite service period.

Interest Income and Other

The Company earns interest on its cash and short-term investments.  There was minimal interest and other income for the quarter ended May 2, 2010 and May 3, 2009.

Interest Expense

The Company incurred minimal interest expense in the quarters ended May 2, 2010 and May 3, 2009.

Gain from Change in Fair Value of Warrant Liability

The Company recorded a gain of $2 thousand in its first quarter 2011 for the change in fair value on revaluation of its warrant liability associated with its warrants issued on December 6, 2006 (the “2006 Warrants”). The Company did not record a gain in first quarter 2010. The 2006 Warrants provide for adjustments to the exercise price per share and number of shares for which the 2006 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions, reclassifications and, subject to a minimum price of $4.58 per share, dilutive issuances (i.e., price based anti-dilution adjustments). On October 16, 2009, NeoMagic closed the sale and issuance of additional shares of its Common Stock and warrants to purchase Common Stock, which triggered the anti-dilution provision in the 2006 Warrants. An adjustment was made to increase the number of shares subject to the 2006 Warrants from 1,250,000 to 1,419,214 shares of common stock and to decrease the exercise price from $5.20 to $4.58 per share. As of May 2, 2010, none of the 2006 Warrants had been exercised.

Income Taxes

The Company maintained a full valuation allowance on its net deferred tax assets as of May 2, 2010 and May 3, 2009. The valuation allowance was determined using an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

The Company believes an ownership change as defined under Section 382 of the Internal Revenue Code may exist. The Company is currently analyzing the ownership change to determine the limitations on the ability to utilize net operating loss and tax credit carryforwards under Sections 382 and 383 of the Internal Revenue Code in future periods due to significant stock transactions in previous years. Such limitations may limit the future realization of the Company’s net operating losses and tax credits. In addition, a portion of the federal research tax credit carryforwards may be subject to forfeiture due to Section 383 limitations. The Company is in the process of determining the impact of Section 383 on the tax credit carryforwards.

The Company has unrecognized tax benefits of approximately $1.8 million as of January 31, 2010, of which $0.04 million if recognized would result in a reduction of the Company's effective tax rate. Interest and penalties are immaterial at the date of adoption and are included in the unrecognized tax benefits.

Liquidity and Capital Resources

At May 2, 2010, the Company had $1.2 million in cash and cash equivalents, and $96 thousand in accounts receivable as compared to $31 thousand in cash and cash equivalents and $185 thousand in accounts receivable at January 31, 2010. The Company does not believe its current cash and cash equivalents and investments will satisfy its projected cash requirements through the next twelve months and there exists substantial doubt about the Company’s ability to continue as a going concern. The audit report of our independent registered public accounting firm with respect to our fiscal year ended January 31, 2010, included an explanatory paragraph for a “going concern”. If the Company experiences a material shortfall versus its plan for fiscal 2011, it expects to take all appropriate actions to ensure the continuing operation of its business and to mitigate any negative impact on its cash position. The Company believes that it can take actions to generate cash by seeking funding from strategic partners, seeking further equity or debt financing from financial sources, sales of inventory, and selling or licensing intellectual property. We cannot assure you that additional financing will be available on acceptable terms or at all. The adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in re-establishing profitable operations and positive operating cash flows.

Cash and cash equivalents used in operating activities for the three months ended May 2, 2010 was $375 thousand compared to $140 thousand of net cash used in operating activities for the three months ended May 3, 2009. The net cash used in operating activities for the three months ended May 2, 2010 was primarily due to a net loss of $400 thousand, which included a decrease of $89 thousand in accounts receivable, a non-cash expense stock based compensation of $98 thousand and decrease of $34 thousand in inventory, off-set by a decrease in accounts payable of $132 and a decrease in compensation related benefits of $80 thousand. The net cash used in operating activities for the three months ended May 3, 2009 was primarily due to net loss of $307 thousand off-set by a gain on debt forgiveness of $24 thousand, an increase in accounts receivable of $51 thousand, a decrease in accounts payable of $90 thousand, and a non-cash expense stock based compensation of $97 thousand.

Net cash provided by financing activities was $1.6 million in the quarter ended May 2, 2010. The net cash provided by financing activities in first quarter 2011, was due to net proceeds of $314 thousand and $185 thousand from the issuance of common stock received for private financings, which closed on February 11, 2010 and March 25, 2010, respectively.  Additionally, we received $1.06 million from the exercise of Class A Warrants by two major stockholders on March 25, 2010. There was no cash provided by (used in) financing activities for the three months ended May 3, 2009.

Off-Balance Sheet Arrangements

As of May 2, 2010, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

Please refer to Note 12 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the May 2, 2010, under the supervision of our Chief Executive Officer and our Director of Finance and Administration (performing the functions of Principal Financial Officer), we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Director of Finance and Administration (performing the functions of Principal Financial Officer) have concluded that our disclosure controls and procedures were effective as of May 2, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Controls Over Financial Reporting

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

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended May 2, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We Need Additional Capitaland We Have Substantially Reduced our Operating Activities

At May 2, 2010, we had $1.2 million in cash and cash equivalents and $96 thousand in accounts receivable. We believe that this level of cash, cash equivalents and accounts receivable is not sufficient to maintain continuing operations at current levels. We are not generating sufficient cash from the sale of our products to support our operations and have been incurring significant losses. We have been funding our operations primarily with the cash proceeds of the sale of our MM3 application processor and from the net proceeds of $734 thousand we received in third fiscal quarter ended November 1, 2009, from a private equity financing. The Company has used the proceeds from the sale of the Securities for general corporate purposes, including general and administrative expenses and payment of outstanding liabilities, and not to redeem or repurchase the Company's Securities.  In the quarter ended May 2, 2010, we completed a private financing on February 11, 2010 and we completed an additional private financing on March 25, 2010, for net proceeds of $314 thousand and $185 thousand, respectively.  On March 25, 2010, two of our major investors exercised their Class A Warrants, which they obtained on October 16, 2009, for net proceeds of $1.06 million.  The proceeds for the first quarter fiscal 2011 private financings and the exercise of Class A Warrants will be used for general corporate purposes, including new product development, general and administrative expenses and payment of outstanding liabilities, and not to redeem or repurchase the Company's Securities. We incurred additional operating losses through the end of our first fiscal quarter ended May 2, 2010. Unless we are able to increase sales and raise additional capital, we will not have sufficient cash to support our operations. During fiscal 2010 and 2009, we took steps to restructure our operations and reduce our monthly operational cash expenditures.  In February 2009, the Company’s subsidiaries discontinued business operations in Israel and India. In accordance with the guidance provided by legal counsel and ASC 810-10, beginning with the third fiscal quarter of fiscal year 2010, we no longer consolidate the financial statements of our previous subsidiaries in Israel and India.

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

We Have a Limited Customer Base

In the quarters ended May 3, 2010 and May 2, 2009, one customer accounted for 100% of our product revenue. There was no licensing revenue in the quarters ended May 3, 2010 and May 2, 2009. We expect that a small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future. As our newly announced products become available and achieve customer acceptance, we expect our customer base to increase. Furthermore, the majority of our sales were made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of devices sold by a single customer.

We May Lose Our Customer Base

Our products are designed to afford device manufacturer significant advantages with respect to product performance, power consumption and product size. To the extent that other future developments in components or subassemblies incorporate one or more of the advantages offered by our products, the market demand for our products may be negatively impacted.

Our Common Stock is Traded on the “Pink Sheets” and is Therefore Not Liquid

Trading in our common stock is now conducted on the “pink sheets” under the nmgc.pk symbol. Our common stock is experiencing a low trading volume. As such, the price may be easily affected by a single trade or an individual. In addition, many brokerages may choose not to trade in, or implement substantial restrictions on, trading in stock reported on the pink sheets. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered. Consequently, one may be unable to trade in our common stock at optimum prices. While we are taking steps to improve the liquidity of our stock and increase our shareholder base, and in the future we anticipate listing on a national market exchange, there can be no assurance as to when, or if, such results will be obtained.

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

We May Encounter Inventory Excess or Shortage

To have product inventory to meet potential customer purchase orders, we place purchase orders for semiconductor wafers from our manufacturer in advance of having firm purchase orders from our customers. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in an inventory write-down affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time to time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just-in-time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory.  We have a manufacturing relationship with our vendor who procures wafers for us and who assembles and tests our product.  During the quarters ended May 2, 2010 and May 3, 2009, no such reserves were taken. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

We Face Intense Competition in Our Markets

The market for Applications Processors is intensely competitive and is characterized by rapid technological change, evolving industry standards and declining average selling prices. We believe that the principal factors of competition in this market are audio/video performance, price, features, power consumption, product size and customer support, as well as, company stability. Our ability to compete successfully in the Applications Processor market depends on a number of factors, including success in designing and subcontracting the manufacture of new products that implement new technologies, product quality and reliability, price, ramp of production of our products, customer demand, and end-user acceptance of our customers’ products, market acceptance of competitors’ products and general economic conditions. Our ability to compete will also depend on our ability to identify and ensure compliance with evolving industry standards and market trends. Our small size and perceived instability are negative factors in competing for business.

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

Uncertainty Regarding Future Licensing Revenue and Gain on Sale of Patents

Patents sold in prior fiscal years related to products we no longer sell and not to products that we currently sell or plan to sell. We retained a worldwide, non-exclusive license under the patents sold. The sales did not include our important patents covering the unique array processing technology used in our MiMagic products. We cannot assure you that we will be able to generate any future licensing revenue or gains on sales of patents from our remaining 15 patents as of May 2, 2010, or from any future patents that we will own or have the right to license.

We Depend on Qualified Personnel

Our future success depends in part on the continued service of our personnel, and our ability to identify, contract or hire and retain additional personnel to serve potential customers in our targeted markets. There is strong competition for qualified personnel in the semiconductor industry, and we cannot assure you that we will be able to continue to attract and retain qualified personnel necessary for the development of our business. In the past two years we have lost some of our executive management, including our President and Chief Executive Officer and our Acting Chief Financial Officer.

Our Chief Executive Officer, Syed Zaidi, is an employee “at will”. We have an employment contract with Mr. Zaidi. Until his departure, we had an employment contract with our former President and Chief Executive Officer. The employment contract allows us to terminate employment at any time but requires us to make severance payments depending upon the circumstances surrounding termination of employment. We do not maintain key person insurance on any of our personnel. If we are not able to retain key personnel, if our headcount is not appropriate for our future direction, or if we fail to recruit key personnel critical to our future direction in a timely manner, this may have a material adverse effect on our business, financial condition and results of operations.

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

We Depend on Third-Party Manufacturers to Produce Our Products

We have a relationship with one contractor to perform manufacturing, assembly, packaging and testing of our products. We work with the contractor for advanced packaging capabilities. We do not have a long-term agreement with the contractor. As a result of our reliance on one contractor to procure wafers, manufacture, assemble, test and provide advanced packaging for our products, we cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembling our products.  Due to the amount of time normally required to qualify assembly and test contractors, shipments could be delayed significantly if we are required to find alternative contractors.

Our products require wafers manufactured with state-of-the-art fabrication equipment and techniques.  Due to the amount of time normally required to qualify the wafer subcontractors, shipments could be delayed significantly if we are required to find an alternative subcontractor foundry, to produce semiconductor wafers for our current products. We do not have a long-term agreement with this foundry. We depend on our wafer supplier to allocate to us a portion of their manufacturing capacity sufficient to meet our needs, to produce products of acceptable cost and quality at acceptable manufacturing yields, and to deliver those products to us on a timely basis. Since, in our experience, the lead time needed to establish a relationship with a new wafer fabrication partner is at least 12 months, and the estimated time for a foundry to switch to a new product line ranges from four to nine months, we may have no readily available alternative source of supply for specific products. In addition to time constraints, switching foundries would require a diversion of engineering manpower and financial resources to redesign our products so that the new foundry could manufacture them. We cannot assure you that we can redesign our products to be manufactured by a new foundry in a timely manner, nor can we assure you that we will not infringe on the intellectual property of our current wafer manufacturer if we were to redesign our products for a new foundry. In addition, due to the reduction of our engineering staff, it is unlikely that we could develop an alternative design. A manufacturing disruption experienced by our manufacturing partner would have a material adverse effect on our business, financial condition and results of operations.

We have many other risks due to our dependence on a third-party manufacturer, including: reduced control over delivery schedules, quality, manufacturing yields and cost, the potential lack of adequate capacity during periods of excess demand, limited warranties on wafers supplied to us, and potential misappropriation of our intellectual property. We are dependent on our manufacturing partner to produce wafers with acceptable quality and manufacturing yields, and to assemble the product, which includes their ability to allocate a portion of their manufacturing capacity sufficient to meet our needs. Although our products are designed using the process design rules of the particular manufacturer, we cannot assure you that our manufacturing partner will be able to achieve or maintain acceptable yields or deliver sufficient quantities of wafers on a timely basis or at an acceptable cost. We have insurance to cover our product in the event of catastrophic natural disasters, however, we cannot assure you that the coverage duration and the coverage amount will be sufficient to bridge a shortfall in revenue. Additionally, we cannot assure you that our manufacturing partner will continue to devote adequate resources to produce our products or continue to advance the process design technologies on which the manufacturing of our products are based.

We Rely on Third-Party Subcontractors to Assemble and Test Our Products

Our products are assembled and tested by the same manufacturer who procures our wafers from a third party subcontractor. We expect that, for the foreseeable future, the vast majority of our products will be packaged and assembled at a single vendor on a purchase-order-by-purchase-order basis. We do not have long-term agreements with any of these subcontractors. Such assembly and testing is conducted on a purchase order basis. Because we rely on third-party subcontractors to assemble and test our products, we cannot directly control product delivery schedules, which could lead to product shortages or quality assurance problems that could increase the costs of manufacturing or assembly of our products. Due to the amount of time normally required to qualify assembly and test subcontractors, product shipments could be delayed significantly if we were required to find alternative subcontractors. Any problems associated with the delivery, quality or cost of the assembly and test of our products could have a material adverse effect on our business, financial condition and results of operations.

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

Uncertainty and Litigation Risk Associated with Patents and Protection of Proprietary Rights

We rely in part on patents to protect our intellectual property. As of May 2, 2010, we had been issued and held 15 patents. These issued patents are scheduled to expire between 2014 and 2025. We cannot assure you that any issued patents will provide us with significant intellectual property protection, competitive advantages, or will not be challenged by third parties, or that the patents of others will not have an adverse effect on our ability to do business. In addition, we cannot assure you that others will not independently develop similar products, duplicate our products or design around any patents that may be issued to us.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 100% of our product revenue for fiscal 2010 and for fiscal 2009. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Our Stock Price May Be Volatile

The market price of our Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. For example, during the first quarter ended May 2, 2010, the highest closing sales price per share was $0.13 and the lowest was less than $0.06. During the first quarter ended May 3, 2009, the highest closing sales price was $0.03 and the lowest was less than $0.01 per share. The market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of our Common Stock could be subject to significant fluctuations in response to various factors, including sales of our common stock, quarter-to-quarter variations in our anticipated or actual operating results, announcements of new products, technological innovations or setbacks by us or our competitors, general conditions in the semiconductor industry, unanticipated shifts in the markets for mobile phones and other handheld devices or changes in industry standards, losses of key customers, litigation commencement or developments, the impact of our financing activities, including dilution to stockholders, changes in or the failure by us to meet estimates of our performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. We do not have a market maker for our stock. In future quarters, our operating results may be below the expectations of public market analysts or investors.

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws, as amended through April 6, 2007.
4.2(3)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.
4.3(3)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.
4.7(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.17(3)	Amendment No. 5 To Preferred Stock Rights Agreement
4.9(4)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.
4.10(4)	Warrant to Registration Rights Agreement dated December 13, 2005.
4.11(5)	Form of Warrant originally issued December 6, 2006.
4.12(6)	Form of Amendment to Warrant, dated July 27, 2007.
4.13(7)	Class A Warrant to named Private Investors, dated October 12, 2009
4.14(7)	Class B Warrant to named Private Investors, dated October 12, 2009
4.15(7)	Class A (Employee) Warrant to named Private Investors, dated October 12,2009/
4.16(7)	Class B (Employee) Warrant to named Private Investors, dated October 12, 2009.
10.7(8)	2003 Stock Option Plan, as amended and restated April 15, 2010.
10.32(9)	Separation Agreement and Release of Claims with Douglas R. Young, dated February 4, 2010.
10.33(10)	Consulting Agreement, dated February 4, 2010, with Douglas R. Young
10.34(11)	Securities Purchase Agreement dated February 11, 2010, by and between the Company and Named Private Investors.
10.35(12)	Securities Purchase Agreement dated March 25, 2010, by and between the Company and Named Private Investors.
31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.
(2)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.
(3)	Incorporated by reference to the Company’s Form 8-K filed October 16, 2009.
(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.
(6)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.
(7)	Securities Purchase Agreement dated October 12, 2009 by and between the Company and named Private Investors Private Investors.
(8)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 19, 2010.
(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed February 10, 2010.
(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed February 10, 2010.
(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed February 16, 2010.
(12)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed March 29, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION (Registrant)

June 14, 2010	By:	/s/ Syed Zaidi
SYED ZAIDI President and Chief Executive Officer (Principal Executive Officer)

June 14, 2010	By:	/s/ Charlotte A. Willson
CHARLOTTE A. WILLSON Director, Finance and Administration (performing the functions of Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Bylaws, as amended through April 6, 2007.
4.2(3)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.
4.3(3)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.
4.7(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.17(3)	Amendment No. 5 To Preferred Stock Rights Agreement
4.9(4)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.
4.10(4)	Warrant to Registration Rights Agreement dated December 13, 2005.
4.11(5)	Form of Warrant originally issued December 6, 2006.
4.12(6)	Form of Amendment to Warrant, dated July 27, 2007.
4.13(7)	Class A Warrant to named Private Investors, dated October 12, 2009
4.14(7)	Class B Warrant to named Private Investors, dated October 12, 2009
4.15(7)	Class A (Employee) Warrant to named Private Investors, dated October 12,2009/
4.16(7)	Class B (Employee) Warrant to named Private Investors, dated October 12, 2009.
10.7(8)	2003 Stock Option Plan, as amended and restated April 15, 2010.
10.32(9)	Separation Agreement and Release of Claims with Douglas R. Young, dated February 4, 2010.
10.33(10)	Consulting Agreement, dated February 4, 2010, with Douglas R. Young
10.34(11)	Securities Purchase Agreement dated February 11, 2010, by and between the Company and Named Private Investors.
10.35(12)	Securities Purchase Agreement dated March 25, 2010, by and between the Company and Named Private Investors.
31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.
(2)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.
(3)	Incorporated by reference to the Company’s Form 8-K filed October 16, 2009.
(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.
(6)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.
(7)	Securities Purchase Agreement dated October 12, 2009 by and between the Company and named Private Investors Private Investors.
(8)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 19, 2010.
(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed February 10, 2010.
(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed February 10, 2010.
(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed February 16, 2010.
(12)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed March 29, 2010.