Form 10-Q
period 2010-10-31
NEOMAGIC CORP
filed 2010-12-09
CIK 1030485

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2010

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files). Yes☐  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐   Accelerated Filer ☐   Non- Accelerated Filer ☐   Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

The number of shares of the Registrant’s Common Stock, $.001 par value, outstanding at November 30, 2010 was 64,832,354.

NEOMAGIC CORPORATION
FORM 10-Q

INDEX

		PAGE
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:

	Unaudited Condensed Consolidated Statements of Operations Three and Nine months ended October 31, 2010 and November 1, 2009	1

	Condensed Consolidated Balance Sheets October 31, 2010 (unaudited) and January31, 2010	2

	Unaudited Condensed Consolidated Statements of Cash Flows Nine months ended October 31, 2010 and November 1, 2009	3

	Notes to Unaudited Condensed Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	16

Item 4.	Controls and Procedures	16

PART II. OTHER INFORMATION

Item 1A.	Risk Factors	18

Item 5.	Other Information	23

Item 6.	Exhibits	24

Signatures		25

Certifications		Attached

Part I. FINANCIAL INFORMATION

Item 1.	Financial Statements

NEOMAGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Net revenue	$275	$348	$807	$1,204
Cost of revenue	118	174	338	532
Gross profit	157	174	469	672
Operating expenses:
Research and development	62	131	490	(366)
Sales, general and administrative	225	269	1,371	2,252
Restructuring expense (income)	—	(282)	—	(349)
Total operating expenses	287	118	1,861	1,537
Operating income (loss)	(130)	56	(1,392)	(865)
Other income (expense), net:
Interest income and other	1	—	2	25
Gain (loss) from change in fair value of warrant liability	—	(7)	2	(7)
Gain on debt forgiveness	—	2,456	—	2,492
Profit (loss) before income taxes	(129)	2,505	(1,388)	1,645
Income tax provision	—	—	—	—
Net income (loss)	$(129)	$2,505	$(1,388)	$1,645

Basic and diluted net income (loss) per share	$0.00	$0.14	$(0.02)	$0.12
Weighted average common shares outstanding basic and diluted	64,832	17,313	60,716	14,112

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

 NEOMAGIC CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	October 31, 2010	January 31, 2010
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$437	$31
Accounts receivable, less allowance for doubtful accounts of $0 at October 31, 2010 and January 31, 2010	83	185
Inventory, net	91	110
Prepaid deposits	5	5
Prepaid expenses	13	44
Total current assets	629	375
Property, plant, and equipment	4	5
Total assets	$633	$380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$163	$408
Accrued compensation and related benefits	233	581
Income taxes payable	40	40
Warrant liability	—	2
Other accruals	268	226
Total current liabilities	704	1,257
Commitments and contingencies (Note 10)
Stockholders’ deficit:
Preferred stock, $.001 par value:
Authorized shares—2,000,000
Issued and outstanding shares – none at October 31, 2010 and January 31, 2010	—	—
Common stock, $.001 par value: Authorized shares—200,000,000 Issued and outstanding shares – 64,832,354 at October 31, 2010 and 38,051,394 at January 31, 2010	65	38
Additional paid-in-capital	126,790	124,623
Accumulated deficit	(126,926)	(125,538)
Total stockholders’ deficit	(71)	(877)
Total liabilities and stockholders’ deficit	$633	$380

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NEOMAGIC CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(In thousands)

	Nine Months Ended
	October 31, 2010	November 1, 2009
	(in thousands)
Operating activities:
Net income (loss)	$(1,388)	$1,645
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	1	—
Decrease in patents payable	—	(270)
Gain (loss) from change in fair value on revaluation of warrant liability	(2)	7
Gain on debt forgiveness	—	(2,492)
Net recoveries on inventory	(31)	—
Stock-based compensation	635	267
Provision for allowance for bad debts		8
Changes in operating assets and liabilities:
Accounts receivable	102	(94)
Inventory	50	30
Prepaid and other current assets	31	6
Interest receivable	(2)	—
Accounts payable	(245)	347
Accrued compensation and related benefits	(273)	(298)
Commissions payable	(75)	—
Other accruals	42	281
Net cash used in operating activities	(1,155)	(563)
Investing activities
Purchases of short-term investments	(386)	—
Maturities of short-term investments	388	—
Net cash provided by investing activities	2	—
Financing activities
Net proceeds from issuance of common stock	1,559	734
Net cash provided by financing activities	1,559	734
Net increase in cash and cash equivalents	406	171
Cash and cash equivalents at beginning of period	31	183
Cash and cash equivalents at end of period	$437	$354
Supplemental schedules of cash flow information
Cash paid during the quarter for:
Interest	$—	$—
Taxes paid	$—	$—
Supplemental disclosure of non-cash investing activities:
Change in fair value of marketable equity securities	$—	$—
Issuance of common stock related to debt settlement	$—	$25

The accompanying notes are an integral part of these unaudited Condensed Consolidated Financial Statements.

NEOMAGIC CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission and include the accounts of NeoMagic Corporation and its wholly owned subsidiaries (collectively “NeoMagic” or the “Company”). Certain information and footnote disclosures, normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. In the opinion of the Company, the financial statements reflect all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the financial position at October 31, 2010, and the operating results for the three and nine months ended October 31, 2010 and November 1, 2009 and cash flows for the nine months ended October 31, 2010 and November 1, 2009. These financial statements and notes should be read in conjunction with the Company’s audited financial statements and notes thereto for the year ended January 31, 2010, included in the Company’s Form 10-K filed with the Securities and Exchange Commission on May 17, 2010. In February 2009, the Company’s subsidiaries in Israel and India became inactive.  NeoMagic is not involved with any variable interest entities. Intercompany accounts and transactions have been eliminated.

The Company does not believe its current cash and cash equivalents will satisfy its projected cash requirements through the next twelve months and there exists substantial doubt about the Company’s ability to continue as a going concern without a substantial investment or a significant increase in sales. The audit report of our independent registered public accounting firm with respect to our fiscal year ended January 31, 2010, included an explanatory paragraph for a “going concern”. During the quarter ended October 31, 2010, the Company decreased its cash expenditures by reducing employees’ compensation by 21%.  The Company is taking steps to generate cash by seeking funding from strategic partners and further equity financing. While we may secure financing independently, the Company is currently in talks with several groups who specialize in financing Silicon Valley high-tech companies. We anticipate finalization of our strategy in pursuing further financing during our fourth quarter ended January 30, 2011.We cannot assure you that further financing will be available on acceptable terms or at all. The adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in re-establishing profitable operations and positive operating cash flows.

The results of operations for the nine months ended October 31, 2010 are not necessarily indicative of the results that may be expected for the year ending January 30, 2011.

The Company’s fiscal year end is the last Sunday in January. The third fiscal quarters of 2011 and 2010 ended on October 31, 2010 and November 1, 2009, respectively. The Company’s quarters generally have 13 weeks. The third quarter of fiscal 2011 and fiscal 2010 had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal year 2011 has 52 weeks and fiscal year 2010 had 53 weeks.

2.	Stock-Based Compensation

At October 31, 2010, the Company had several stock-based employee compensation plans, including stock option plans and an employee stock purchase plan. Stock options may be issued to directors, officers, employees and consultants (“Service Providers”) under the Company’s 2003 Stock Option Plan, as amended, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan. The stock options generally vest over a two-year period or a four-year period, have a maturity of six years or ten years from the issuance date, and have an exercise price equal to the closing price on the “pink sheets” of the common stock on the date of grant. Generally, unvested options are forfeited 30 to 90 days from the date a Service Provider ceases to be a Service Provider, or in the case of death or disability, the post-exercise period may extend for a period of up to 12 months. To cover the exercise of vested options, the Company issues new shares from its authorized but unissued share pool. At October 31, 2010, approximately 19,812,877, 96,921 and 2,800 shares of the Company’s registered common stock were reserved for issuance under the 2003 Stock Option Plan, as amended, Amended 1998 Stock Option Plan, and 1993 Stock Option Plan, respectively.

In accordance with the 2003 Stock Plan, as amended (the “2003 Plan”), the Board of Directors may grant nonstatutory stock options and stock purchase rights to employees, consultants and directors. Incentive stock options may be granted only to employees. The 2003 Plan terminates in 2013. The Board of Directors determines vesting provisions for stock purchase rights and options granted under the 2003 Plan. Stock options expire no later than ten years from the date of grant. Generally stock options vest over a period of four years when granted to new employees. In the event of voluntary or involuntary termination of employment with the Company for any reason, with or without cause, all unvested options are forfeited and all vested options must be exercised within a 90-day period or as set forth in the option agreement, or they are forfeited. Certain of the options and stock purchase rights are exercisable immediately upon grant. However, common shares issued on exercise of options before vesting are subject to repurchase by the Company. As of October 31, 2010, no shares of common stock were subject to this repurchase provision. Other options granted under the 2003 Plan are exercisable during their term in accordance with the vesting schedules set forth in the option agreement.

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

Stock Compensation Expense

Stock-based compensation expense, recorded in cost of revenue, research and development expenses, and sales and general and administrative expenses, represents the amortization of the fair value of share-based payments made to employees, members of our board of directors and other service providers in the form of stock options and purchases under the employee stock purchase plan, as we adopted the provision of ASC 718, “Share-Based Payment”, on the first day of fiscal 2007. The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the requisite service period.

The following table shows total stock-based compensation expense included in the accompanying Condensed Consolidated Financial Statements for the three and nine months ended October 31, 2010 and November 1, 2009.

	Three Months Ended		Nine Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
	(In thousands)
Cost of revenue	$4	$4	$13	$12
Research and development	—	4	—	13
Sales, general and administrative	111	76	622	242
Total	$115	$84	$635	$267

For the nine months ended October 31, 2010 and November 1, 2009, the total compensation cost related to unvested stock-based awards granted to employees under the stock option plans but not yet recognized was approximately $532 and $368 thousand, respectively, including estimated forfeitures. The cost will be recognized on a straight-line basis over an estimated weighted average period of approximately 3.53 years and 1.72 years for the nine months ended October 31, 2010 and November 1, 2009, respectively, for stock options and will be adjusted if necessary in subsequent periods if actual forfeitures differ from those estimates. There was no outstanding compensation cost related to options to purchase common shares under the ESPP for the nine months ended October 31, 2010 and November 1, 2009 as the ESPP was suspended in July 2008.

There were no net cash proceeds from the sales of common stock under employee stock purchase and stock option plans for the nine months ended October 31, 2010 and November 1, 2009. No income tax benefit was realized from the sales of common stock under employee stock purchase and stock option plans during the nine months ended October 31, 2010 and November 1, 2009. The Company presents excess tax benefits from the exercise of stock options, if any, as financing cash flows rather than operating cash flows.

Determining Fair Value

Valuation and amortization method – The Company estimates the fair value using a Black-Scholes option pricing formula and a single option award approach. This fair value is then amortized ratably over the requisite service periods of the awards, which is generally the vesting period.

Expected term—The Company’s expected term represents the period that the Company’s stock-based awards are expected to be outstanding. The expected term for our third fiscal quarter ended October 31, 2010 is based upon historical review.

Expected Volatility – The Company’s expected volatility for the quarter ended October 31, 2010 is computed based on the Company’s historical stock price volatility. The Company believes historical volatility to be the best estimate of future volatility and noted no unusual events that might indicate that historical volatility would not be representative of future volatility.

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

Estimated Forfeiture – The estimated forfeiture rate generally is based on an analysis of the Company’s historical forfeiture rates. With a restructuring of the Company in 2009, we determined that a historical perspective was not applicable to its current structure. The estimated average forfeiture rate for the quarters ended October 31, 2010 and November 1, 2009 was 0% and 76.08%, respectively.

In the three and nine months ended October 31, 2010 the fair value of each option grant was estimated on the date of grant using the Black-Scholes option valuation model and the ratable attribution approach using a dividend yield of 0% and the following weighted average assumptions:.
	Option Plans
	Three Months Ended			Nine Months Ended
	October 31, 2010	November 1, 2009		October 31, 2010	November 1, 2009
Risk-free interest rates	1.97%	n/a	*	1.32%	n/a	*
Volatility	2.94	n/a	*	3.45	n/a	*
Expected life of option in years	7.45	n/a	*	4.38	n/a	*
*No options were granted in the three and nine months ended November 1, 2009.
Our Board of Directors suspended the ESPP program in July 2008. Subsequently, no additional grants have been made to the ESPP program.

For the three and nine months ended November 1, 2009, there were no stock options granted. For the quarter ended October 31, 2010, there were 1,078,020 non-qualified options granted

Stock Options and Awards Activities

The following is a summary of the Company’s stock option activity under the stock option plans as of October 31, 2010 and related information:

	Shares	Weighted Average Exercise Price (per share)	Weighted Average Remaining Contractual Term (in Years)	Aggregate Intrinsic Value (in thousands)
Outstanding at January 31, 2010	1,925,129	$2.21	3.79	$—
Granted	12,278,020	0.09
Exercised	—	—
Forfeitures and cancellations	(601,200)	3.05
Outstanding at October 31, 2010	13,601,949	$0.26	5.75	$—
Vested and Expected to Vest	13,601,949	$0.26	5.75	$—
Exercisable at October 31, 2010	6,896,129	$0.41	3.27	$—

The aggregate intrinsic value in the table above represents the total pretax intrinsic value, based on the Company’s closing stock price of $0.04 per share at October 29, 2010, the last market day of our fiscal quarter ended October 31, 2010, which would have been received by option holders had all option holders exercised their options that were in-the-money as of that date. There were no in-the-money options exercisable as of October 31, 2010 and November 1, 2009.

The exercise prices for options outstanding and exercisable as of October 31, 2010 and their weighted average remaining contractual lives were as follows:

	Outstanding			Exercisable
Range of Exercise Prices	Shares Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
(per share)	(in thousands)	(in years)	(per share)	(in thousands)	(per share)
$0.06 – 0.06	1,243	6.92	$0.06	250	$0.06
$0.07 – 0.07	3,250	2.58	$0.07	3,167	$0.07
$0.08 – 0.08	5,855	8.56	$0.08	534	$0.08
$0.15 – 0.18	2,875	3.35	$0.16	2,604	$0.16
$0.19 – 4.06	133	6.50	$1.83	102	$1.88
$4.07 and over	246	2.59	$8.21	239	$8.28
	13,602	5.75	$0.26	6,896	$0.41

3.	Income (loss) Per Share

The following data shows the amounts used in computing income (loss) per share and the effect on the weighted-average number of shares of diluted potential common stock.

	Three Months Ended		Nine Months Ended
(in thousands except per share data)	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Numerator:
Net income (loss)	$(129)	$2,505	$(1,388)	$1,645
Denominator:
Denominator for basic net income (loss) per share, weighted average shares	64,832	17,313	60,716	14,112
Effect of dilutive securities:
Stock options outstanding	—	—	—	—
Denominator for diluted net income (loss) per share, weighted average shares	64,832	17,313	60,716	14,112
Basic and diluted net income (loss) per share	$0.00	$0.14	$(0.02)	$0.12

During the three months ended October 31, 2010 and November 1, 2009, the Company excluded from the computation of basic and diluted income (loss) per share options and warrants to purchase 39,364,903 and 48,100,918 shares of common stock, respectively, because the effect would be anti-dilutive. During the nine months ended October 31, 2010 and November 1, 2009, the Company excluded from the computation of basic and diluted loss per share options and warrants to purchase 31,979,072 and 48,141,487 shares of common stock, respectively, because the effect would be anti-dilutive.

4.	Cash and Cash Equivalents

All highly liquid investments purchased with an original maturity of 90 days or less are considered cash equivalents. Investments with an original maturity of greater than 90 days, but less than one year, are classified as short-term investments.

		Gross
		Unrealized	Fair
October 31, 2010	Balance	Gain (Loss)	Value
	(in thousands)
Cash and cash equivalents:
Money market funds	$415	$—	$415
Bank accounts	22	—	22
Total	$437	$—	$437

January 31, 2010	Balance	Gross Unrealized Gain (Loss)	Fair Value
	(in thousands)
Cash and cash equivalents:
Money market funds	$14	$—	$14
Bank accounts	17	—	17
Total	$31	$—	$31

Fair Value of Financial Instruments

On January 28, 2008, the Company adopted ASC 820 (formerly SFAS 157, “Fair Value Measurements”), which defines fair value, establishes a framework for using fair value to measure assets and liabilities, and expands disclosures about fair value measurements. ASC 820 applies whenever other statements require or permit assets or liabilities to be measured at fair value. ASC 820 is effective for the Company beginning January 28, 2008, except for non-financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a nonrecurring basis.

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

The following table summarizes the Company’s financial assets measured at fair value on a recurring basis as of October 31, 2010 and the basis for that measurement:

		(Level 1)
	Balance as of October 31, 2010	Quoted Prices in Active Markets of Identical Assets
	(amounts in thousands)
Money market funds	$415	$415

The Company’s financial assets are valued using market prices on both active markets (Level 1) and less active markets (Level 2). Level 1 instrument valuations are obtained from real-time quotes for transactions in active exchange markets involving identical assets. Level 2 instrument valuations are obtained from readily-available pricing sources for comparable instruments.  As of October 31, 2010, the Company did not have any assets with valuations obtained from readily-available pricing sources for comparable instruments (Level 2 assets) or those without observable market values, which would require a high level of judgment to determine fair value (Level 3 assets).

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

	October 31, 2010	January 31, 2010
	(unaudited)
	(in thousands)
Raw materials	$48	$48
Finished goods	43	62
Total	$91	$110

6.	Accumulated Other Comprehensive Income (Loss)

Net comprehensive income (loss) for the three and nine months ended October 31, 2010 and November 1, 2009, respectively, is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Net income (loss)	$(129)	$2,505	$(1,388)	$1,645
Net change in unrealized loss on available for sale securities	—	—	—	—
Net comprehensive income (loss)	$(129)	$2,505	$(1,388)	$1,645

The Company had no accumulated other comprehensive income (loss) for the quarters ended October 31, 2010 and November 1, 2009.

7.	Obligations Under Capital Leases

For the three and nine months ended October 31, 2010 and November 1, 2009, the Company had no obligations under capital leases.

8.	Warrant Liability

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

The 2006 Warrants provide that each holder of a 2006 Warrant may exercise its 2006 Warrant for shares of Common Stock at an exercise price of $5.20 per share. No 2006 Warrant is exercisable until six months after the issuance date of such 2006 Warrant. The 2006 Warrants provide for adjustments to the exercise price and number of shares for which the 2006 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions and reclassifications, and dilutive issuances, subject to a minimum price of $4.58 per share. On October 16, 2009, NeoMagic closed the sale and issuance of additional shares of its Common Stock and warrants to purchase Common Stock (described below), which triggered the anti-dilution provision in the 2006 Warrants. An adjustment was made to increase the number of shares subject to the 2006 Warrants from 1,250,000 to 1,419,214 shares of common stock and to decrease the exercise price from $5.20 to $4.58 per share. As of October 31, 2010, none of the 2006 Warrants had been exercised.

The Company is required to revalue the 2006 Warrants, utilizing the Black-Scholes pricing model, at the end of each reporting period with the change in value reported in the statement of operations as a “gain or loss from the change in fair value on revaluation of warrant liability” in the period in which the change occurred. As of October 31, 2010, the Warrants had a fair market value of $0 compared to $2 thousand at January 31, 2010.

9.	Income Taxes

The Company maintained a full valuation allowance on its net deferred tax assets as of the nine months ended October 31, 2010 and November 1, 2009.

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

10.	Commitments and Contingencies

In January 2009, the Company moved its principal headquarters to a facility in San Jose, California, under a non-cancelable operating lease that expired in January 2010. In January 2010, the Company moved its principal headquarters to a larger facility in San Jose, California under a non-cancelable operating lease that expires in January 2012. The Company’s former subsidiaries had leased offices in Israel and India under operating leases that expired in fiscal year 2009. During fourth quarter of fiscal 2009, the offices in Israel and India were vacated. In accordance with the guidance provided by ASC 810-10 and on guidance of legal counsel, beginning with the third fiscal quarter of fiscal year 2010, the Company no longer consolidates the financial statements of its previously consolidated subsidiaries in Israel and India. The liabilities from the two subsidiaries that were previously included in consolidation were primarily accrued expenses for accounts payable, bonus, vacation, and other expenses. The Company believes that any recognition of a liability would not fairly present the current situation. The amounts previously shown as an accrued liability in consolidation have been reversed and are shown as a gain on debt forgiveness in fiscal 2010. As of October 31, 2010, future minimum lease payments under the Company’s operating leases are as follows:

(in thousands)
Fiscal 2011	$10
Fiscal 2012	42
Total minimum lease payments	$52

Design tool software licenses

We had no commitments under time-based subscription licenses for design tool software for the quarter ended October 31, 2010.

Other Commitments

On February 4, 2010, NeoMagic and Douglas R. Young, its former President and Chief Executive Officer (the “Executive”), entered into a Separation Agreement and Release of Claims, as well as a Consulting Agreement. Both Agreements became effective on February 11, 2010. The Separation Agreement provides that the Company will pay $50,000 to the Executive within ninety days after the Effective Date and $235,000 in 26 equal payments over the 12 month period following the Effective Date. All unvested options previously granted to the Executive will also accelerate and become vested on the Effective Date. We also recognized the stock option non-cash expense of $152 thousand for Mr. Young’s stock options. As of October 31, 2010, the Company had paid $223 thousand of the cash settlement with the remainder to be paid monthly over 4 months.

Under the Consulting Agreement, which has a term of 6 months, Mr. Young will provide four hours of marketing, sales and related consulting services each month without further charge and up to an additional 26 hours of consulting each month, upon the Company's request, for $300 per hour. In consideration for such commitments, the Company agreed to pay Mr. Young a total of $25,000, payable in 6 equal monthly installments, and to grant him Non-Qualified Stock Options entitling him to purchase 5 million shares of the Company's stock, subject to the Company obtaining the necessary stockholder and regulatory approvals. The options were issued on June 30, 2010 and options to purchase 3 million shares, which had been subject to an exercise price of the greater of $.06 a share or the closing price for the Company's stock in the "pink sheets" on the date of grant, were granted at the closing price for the Company’s common stock on June 30, 2010 of $0.07 per share. The price for the other options for 2 million shares were issued on June 30, 2010, and had been subject to an exercise price of the greater of $0.15 a share or the closing price for the Company's stock in the "pink sheets" on the date of grant, were granted at $0.15 per share since the closing price for the Company’s common stock on June 30, 2010 was $0.07 per share. All options vested immediately upon grant and are exercisable for a period of 3 years from the grant date. As of October 31, 2010, the Company has paid the cash settlement of $25 thousand and the Company has recognized a one-time non-cash compensation expense of $350 thousand for the issuance of the fully vested stock options.

We had compensation commitments to former employees and, under Employment Agreements, with four former officers of the Company for $903 thousand. During fiscal 2010, we paid in full all amounts due to former non-officer employees and settled the claims of three former officers for cash of $417 thousand and the issuance of 200,000 restricted unregistered shares of the Company’s common stock. As of October 31, 2010, the Company had paid $82 thousand of the cash settlement with the remainder to be paid monthly over a six month period. The Company also had a compensation commitment of $422 thousand with its current employees. This debt was settled for cash payments of $210 thousand during fiscal 2010.

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

Under the Agreement the parties shall jointly own the USB Transceiver IP and agree to cooperate regarding protecting the USB Transceiver IP. Pursuant to the terms of the Agreement, the Company agrees to pay Synapse up to $1,000,000 for its development work ($200,000 of which was due on the later of (i) the start date for such development work and (ii) the effective date of the Agreement) and Synapse is responsible for providing (at its own expense) all services, personnel, equipment, licenses and other supplies required to perform such services. Payments by the Company in excess of the initial $200,000 are subject to the achievement of milestones by Synapse in the development of the USB Transceiver IP. On May 7, 2010, the Company paid Synapse the initial $200 thousand under the Agreement. We are re-evaluating the Synapse Agreement as part of an overall strategy to develop a suite of USB 3.0 products with greater potential.

11.	Product Warranty

The Company generally sells its products with a limited warranty and a limited indemnification of customers against intellectual property infringement claims. The Company accrues for known warranty and indemnification issues if a loss is probable and can be reasonably estimated, and accrues for estimated incurred but unidentified claims based on historical activity. The accrual and the related expense for known claims was not significant as of and for the three and nine months ended October 31, 2010 and November 1, 2009, due to product testing, the short time between product shipment and the detection and correction of product failures, and a low historical rate of payments on indemnification claims.

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

13.	Customer Concentration

One customer accounted for 99.9% and 100% of our revenue for the three and nine months ended October 31, 2010.  The same customer account for 100% of the Company’s revenue for each of the three and nine months ended November 1, 2009.  The same customer accounted for $83 thousand and $185 thousand of our net outstanding accounts receivable for the three and nine months ended October 31, 2010 and November 1, 2009, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

When used in this discussion, the words “will,” “expects,” “anticipates,” “believes” and similar expressions are intended to identify forward-looking statements. Such statements reflect management’s current intentions and expectations. However, actual events and results could differ materially based on a variety of factors including, but not limited to: development of new semiconductor chips, customer acceptance of new NeoMagic products, the market acceptance of handheld devices developed and marketed by customers that use our products, our ability to execute product and technology development plans on schedule, and our ability to access advanced manufacturing technologies in sufficient capacity without significant cash pre-payments or investment. Examples of forward-looking statements include statements about our expected resumption in full of orders for our MM3 products from our Singapore customer, our expected revenues, our competitive advantage in our markets, potential market for our products, our expected production timelines, our customer base, and our need for additional financing beyond the next 12 months. These statements are subject to significant risks and uncertainties, including those set forth below under Item 1A of Part II of this Quarterly Report on Form 10-Q and elsewhere in this Quarterly Report on Form 10-Q, and in other reports filed with the SEC, including our Annual Report on Form 10-K for the year ended January 31, 2010, that could cause actual results to differ materially from those projected. These forward-looking statements speak only as of the date hereof. We expressly disclaim any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein, to reflect any changes in our expectations with regard thereto or any changes in events, conditions or circumstances on which any such statement is based.

Overview

NeoMagic designs and delivers consumer electronic device solutions with semiconductors and software for video, television, imaging, graphics, and audio. We provide low cost, innovative chip technology for tomorrow's entertainment and communication needs. We continue to deliver semiconductor chips (primarily from our MiMagic 3 product line), software and device designs. Our solutions offer low power consumption, small form-factor and high performance processing. As part of our complete system solution, we deliver a suite of middleware and sample applications for imaging, video and audio functionality, and we provide multiple operating system ports with customized drivers for our products. Our product portfolio includes semiconductor solutions known as Applications Processors. Our Applications Processors are sold under the “MiMagic” brand name with a focus on enabling high performance processor within a low power consumption environment. The Company has developed the Horizon Digital Picture Frame kit using our existing MiMagic 6+ application processor. We are also developing new technology and on May 5, 2010, we entered into a Master Development and License Agreement with Synapse Design Automation, Inc., to design and implement (analog and digital) a USB 3.0 super speed transceiver that the Company expects to use in a semiconductor chip to be manufactured.  We are re-evaluating the Synapse Agreement as part of an overall strategy to develop a suite of USB 3.0 products with greater potential.

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

Subsequent to our second fiscal quarter ended August 1, 2010, we received notification from our Singapore customer that beginning in our fiscal fourth quarter 2011, orders for our MM3 were cancelled due to a near-term decreased demand. During our third fiscal quarter ended October 31, 2010, our Singapore customer resumed orders but at a significantly reduced rate than prior quarters. Full shipments are expected to resume in April 2011.

NeoMagic Corporation was incorporated in California in May 1993 and subsequently reincorporated in Delaware in February 1997. Our common stock trading is conducted on the “pink sheets” under the nmgc.pk symbol.

The Company’s fiscal year end is the last Sunday in January. The third fiscal quarters of 2011 and 2010 ended on October 31, 2010 and November 1, 2009, respectively. The Company’s quarters generally have 13 weeks. The third quarter of fiscal 2011 and fiscal 2010 had 13 weeks. The Company’s fiscal years generally have 52 weeks. Fiscal year 2011 has 52 weeks and fiscal year 2010 had 53 weeks.

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

Results of Operations

Revenue

Net revenue was $275 thousand for the three months ended October 31, 2010 compared to $348 thousand for the three months ended November 1, 2009, and consisted entirely of net product revenue in both quarters. Net revenue was $807 thousand for the nine months ended October 31, 2010, compared to $1,204 thousand for the nine months ended November 1, 2009, and consisted entirely of net product revenue. Net product revenue decreased in the three and nine months ended October 31, 2010 and November 1, 2009, primarily due to a decrease in shipments of our MiMagic 3 applications processor.

One customer accounted for 99.9% and 100% of our revenue for the three and nine months ended October 31, 2010.  The same customer account for 100% of the Company’s revenue for each of the three and nine months ended November 1, 2009.  The same customer accounted for $83 thousand and $185 thousand of our net outstanding accounts receivable for the three and nine months ended October 31, 2010 and November 1, 2009, respectively.

Product sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States, and foreign system manufacturers that sell to United States-based OEMs) accounted for 100% of product revenue for each of the three and nine months ended October 31, 2010 and November 1, 2009. In the three and nine months ended October 31, 2010 and November 1, 2009, 99.9% and100%, respectively, of our revenue resulted from the sale of our MiMagic 3 application processor. We expect that export sales will continue to represent the majority of our product revenue in future periods.

Our customer base can shift significantly from period to period as some customer programs end and new programs do not always emerge to replace them. In addition, new customers may be added from period to period. All sales transactions were denominated in United States dollars. The following is a summary of the Company’s product revenue by major geographic area:

Three Months Ended	October 31, 2010	November 1, 2009
Singapore	99.9%	100%
UK	.1%	—
Total	100%	100%

Gross Profit

Gross profit was $157 thousand and $174 thousand for the three months ended October 31, 2010 and November 1, 2009, respectively. Gross profit for the nine months ended October 31, 2010 and November 1, 2009, was $469 thousand and $672 thousand, respectively. The decrease in gross profit for the three and nine months ended October 31, 2010 and November 1, 2009, is primarily due to a reduction in shipments of our MM3 application processor.

Research and Development Expenses

We believe the timely development and introduction of new products are essential to maintaining our competitive position and our ability to capitalize on market opportunities. NeoMagic’s research and development efforts are focused on developing Integrated System-on-Chip semiconductor products. Research and development expenses were $62 thousand and $131 thousand for the three months ended October 31, 2010 and November 1, 2009, respectively. Research and development expenses decreased in the third quarter of fiscal 2011 primarily due to decreased compensation expenses. Research and development expenses for the nine months ended October 31, 2010 and November 1, 2009, was $490 thousand and ($366) thousand, respectively. The increase in fiscal 2011 was primarily due to USB 3.0 transceiver (USB Transceiver IP) that the Company expects to use in a semiconductor chip to be manufactured, as well as successor chips, and increased labor expenses compared to a credit in fiscal 2010 for patent related activity including cancellation of a patent transfer. None of our research and development is customer funded. Our research and development activities are focused on new product development and supporting customer programs based on the MiMagic 3 and MiMagic 6+ products and new chip development.

Sales, General and Administrative Expenses

Sales, general and administrative expenses were $225 thousand and $269 thousand for the three months ended October 31, 2010 and November 1, 2009, respectively. Sales, general and administrative expenses increased primarily due to increased non-cash expense for stock options granted and a cash expense for an employment settlement with our former CEO. Sales, general and administrative expenses were $1.4 million and $2.3 million for the nine months ended October 31, 2010 and November 1, 2009, respectively. Sales, general and administrative expenses decreased primarily due to decreased labor costs, legal expenses, and operational expenses.

Stock Compensation

Stock compensation expense was $115 thousand and $84 thousand for the three months ended October 31, 2010 and November 1, 2009, respectively. For the nine months of fiscal 2011 and fiscal 2010, stock compensation expense was $635 thousand and $267 thousand, respectively. Stock compensation expense recorded in cost of revenue, research and development expenses and sales, general and administrative expenses, is the amortization of the fair value of share-based payments made to employees, consultants, and members of our board of directors in the form of stock options and purchases under the employee stock purchase plan as we adopted the provision of ASC 718, “Share-Based Payment”, on the first day of fiscal 2007. The fair value of stock options granted and rights granted to purchase our common stock under the employee stock purchase plan is recognized as expense over the requisite service period.

Interest Income and Other

The Company earns interest on its cash, cash equivalents, and short-term investments. For the nine months ended October 31, 2010 and November 1, 2009, interest and other income was $2 thousand and $25 thousand, respectively.

Interest Expense

The Company incurred minimal interest expense in the quarters ended October 31, 2010 and November 1, 2009.

Gain from Change in Fair Value of Warrant Liability

The Company recorded a gain of $2 thousand in its first nine months of fiscal 2011 for the change in fair value on revaluation of its warrant liability associated with its warrants issued on December 6, 2006 (the “2006 Warrants”) compared to a loss in its first nine months of fiscal 2010 of $7 thousand. The 2006 Warrants provide for adjustments to the exercise price per share and number of shares for which the 2006 Warrants may be exercised in certain circumstances, including stock splits, stock dividends, certain distributions, reclassifications and, subject to a minimum price of $4.58 per share, dilutive issuances (i.e., price based anti-dilution adjustments). On October 16, 2009, NeoMagic closed the sale and issuance of additional shares of its Common Stock and warrants to purchase Common Stock, which triggered the anti-dilution provision in the 2006 Warrants. An adjustment was made to increase the number of shares subject to the 2006 Warrants from 1,250,000 to 1,419,214 shares of common stock and to decrease the exercise price from $5.20 to $4.58 per share. As of October 31, none of the 2006 Warrants had been exercised.

Income Taxes

The Company maintained a full valuation allowance on its net deferred tax assets as of October 31, 2010 and November 1, 2009. The valuation allowance was determined using an assessment of both positive and negative evidence when determining whether it is more likely than not that deferred tax assets are recoverable; such assessment is required on a jurisdiction by jurisdiction basis. The Company intends to maintain a full valuation allowance on the U.S. deferred tax assets until sufficient positive evidence exists to support reversal of the valuation allowance.

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

Liquidity and Capital Resources

At October 31, 2010, we had $437 thousand in cash and cash equivalents and $83 thousand in accounts receivable as compared to $31 thousand in cash and cash equivalents and $185 thousand in accounts receivable at January 31, 2010.

The Company does not believe its current cash and cash equivalents will satisfy its projected cash requirements through the next twelve months and there exists substantial doubt about the Company’s ability to continue as a going concern. The audit report of our independent registered public accounting firm with respect to our fiscal year ended January 31, 2010, included an explanatory paragraph for a “going concern”. During the quarter ended October 31, 2010, the Company decreased its cash expenditures by reducing employees’ compensation by 21%.  The Company is taking steps to generate cash by seeking funding from strategic partners and further equity financing. While we may secure financing independently, the Company is currently in talks with several groups who specialize in financing Silicon Valley high-tech companies. We anticipate finalization of our strategy in pursuing further financing during our fourth quarter ended January 30, 2011. We cannot assure you that further financing will be available on acceptable terms or at all. The adequacy of the Company’s resources will depend largely on its ability to complete additional financing and its success in re-establishing profitable operations and positive operating cash flows. Subsequent to our second fiscal quarter ended August 1, 2010, we received notification from our Singapore customer that beginning in our fiscal fourth quarter 2011, orders for our MM3 were cancelled due to a near-term decreased demand. During our third fiscal quarter ended October 31, 2010, our Singapore customer resumed orders but at a significantly reduced rate than prior quarters. Full shipments are expected to resume in April 2011.

Cash and cash equivalents used in operating activities was $1.1 million for the nine months ended October 31, 2010 as compared to $563 thousand for the nine months ended November 1, 2009. The net cash used in operating activities for the nine months ended October 31, 2010 was primarily due to a net loss of $1.4 million, which included a decrease of $102 thousand in accounts receivable, a net decrease of $50 thousand in inventory, and a non-cash expense stock based compensation of $635 thousand, off-set by a decrease in accounts payable of $245 thousand and a decrease in compensation related benefits of $273 thousand and a decrease in commissions payable of $75 thousand. The net cash used in operating activities for the nine months ended November 1, 2009, was primarily due to a reduction in operating income for a non-cash gain on debt forgiveness of $2.5 million, a decrease in compensation and related benefits liability of $298 thousand, a decrease in patent related expense of $270 thousand, and an increase in accounts receivable of $94 thousand, off-set by a non-cash stock-based compensation expense of $267 thousand, an increase in accounts payable of $347 thousand, and an increase in other accruals of $281 thousand.

Net cash provided by financing activities was $1.6 million for the nine months ended October 31, 2010. The net cash provided by financing activities in the nine months ended October 31, 2010, was due to net proceeds of $314 thousand and $185 thousand from the issuance of common stock received for private financings, which closed on February 11, 2010 and March 25, 2010, respectively. Additionally, we received $1.06 million from the exercise of Class A Warrants by two major stockholders on March 25, 2010. Net cash provided by financing activities was $0.7 million for the nine months ended November 1, 2009. The net cash provided by financing activities for the nine months ended November 1, 2009, was due to net proceeds from the issuance of common stock.

Off-Balance Sheet Arrangements

As of October 31, 2010, we had no off-balance sheet arrangements as defined in Item 303(a) (4) of Regulation S-K.

Recent Accounting Pronouncements

Please refer to Note 12 of Notes to our condensed consolidated financial statements included in Item 1 of Part I for a discussion of the expected impact of recently issued accounting standards.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of the October 31, 2010, under the supervision of our Chief Executive Officer and our Vice President of Finance and Administration (Principal Accounting Officer), we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”). Based on this evaluation, our Chief Executive Officer and our Vice President of Finance and Administration have concluded that our disclosure controls and procedures were effective as of October 31, 2010 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting that occurred during the three and nine months ended October 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We Need Additional Capital

The Company does not believe its current cash and cash equivalents will satisfy its projected cash requirements through the next twelve months and there exists substantial doubt about the Company’s ability to continue as a going concern. The audit report of our independent registered public accounting firm with respect to our fiscal year ended January 31, 2010, included an explanatory paragraph for a “going concern”. If the Company experiences a material shortfall versus its plan for fiscal 2011, it expects to take all appropriate actions to ensure the continuing operation of its business and to mitigate any negative impact on its cash position. Subsequent to our second fiscal quarter ended August 1, 2010, we received notification from our Singapore customer that beginning in our fiscal fourth quarter 2011, orders for our MM3 were cancelled due to a near-term decreased demand. During our third fiscal quarter ended October 31, 2010, our Singapore customer resumed orders but at a significantly reduced rate than prior quarters. Full shipments are expected to resume in April 2011.

At October 31, 2010, we had $437 thousand in cash and cash equivalents and $83 thousand in accounts receivable.  We believe that this level of cash, cash equivalents, and accounts receivable is not sufficient to maintain continuing operations at current levels. We are not generating sufficient cash from the sale of our products to support our operations and have been incurring significant losses. We have been funding our operations primarily with the cash proceeds of the sale of our MM3 application processor, from the net proceeds of $734 thousand we received in our third fiscal quarter ended November 1, 2009, from a private equity financing, and from the proceeds of subsequent financings. The Company has used the proceeds from the sale of the Securities for general corporate purposes, including general and administrative expenses and payment of outstanding liabilities, and not to redeem or repurchase the Company's Securities. In the quarter ended May 2, 2010, we completed a private financing on February 11, 2010 and we completed an additional private financing on March 25, 2010, for net proceeds of $314 thousand and $185 thousand, respectively. On March 25, 2010, two of our major investors exercised their Class A Warrants, which they obtained on October 16, 2009, for net proceeds of $1.06 million. The proceeds for the first quarter fiscal 2011 private financings and the exercise of Class A Warrants is being used for general corporate purposes, including new product development, general and administrative expenses and payment of outstanding liabilities, and not to redeem or repurchase the Company's Securities. We incurred additional operating losses through the end of our quarter ended October 31, 2010. Unless we are able to increase sales and raise additional capital, we will not have sufficient cash to support our operations.

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

We Have a Limited Customer Base

In the quarters ended October 31, 2010 and November 1, 2009, 99.9% and 100%, respectively, of our product revenue came from one customer. We expect that a small number of customers will continue to account for a substantial portion of our product revenue for the foreseeable future. As our newly announced products become available and achieve customer acceptance, we expect our customer base to increase. Furthermore, the majority of our sales were made, and are expected to continue to be made, on the basis of purchase orders rather than pursuant to long-term purchase agreements. As a result, our business, financial condition and results of operations could be materially adversely affected by the decision of a single customer to cease using our products, or by a decline in the number of devices sold by a single customer. Subsequent to our second fiscal quarter ended August 1, 2010, we received notification from our Singapore customer that beginning in our fiscal fourth quarter 2011, orders for our MM3 were cancelled due to a near-term decreased demand. During our third fiscal quarter ended October 31, 2010, our Singapore customer resumed orders but at a significantly reduced rate than prior quarters. Full shipments are expected to resume in April 2011.

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

Our Common Stock is Traded on the “Pink Sheets”

Trading in our common stock is now conducted on the “pink sheets” under the nmgc.pk symbol. Our common stock is experiencing a low trading volume. As such, the price may be easily affected by a single trade or an individual. In addition, many brokerages may choose not to trade in, or implement substantial restrictions on, trading in stock reported on the pink sheets. Price fluctuations during a delay can result in the failure of a limit order to execute or cause execution of a market order at a price significantly different from the price prevailing when an order was entered. Consequently, one may be unable to trade in our common stock at optimum prices. While we are taking steps to improve the liquidity of our stock and increase our shareholder base, and in the future we anticipate listing on a national market exchange, there can be no assurance as to when or if, such results will be obtained.

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

We May Encounter Inventory Excess or Shortage

To have product inventory to meet potential customer purchase orders, we place purchase orders for semiconductor wafers from our manufacturer in advance of having firm purchase orders from our customers. If we do not have sufficient demand for our products and cannot cancel our current and future commitments without material impact, we may experience excess inventory, which will result in an inventory write-down affecting gross margin and results of operations. If we cancel a purchase order, we must pay cancellation penalties based on the status of work in process or the proximity of the cancellation to the delivery date. We must place purchase orders for wafers before we receive purchase orders from our own customers. This limits our ability to react to fluctuations in demand for our products, which can be unexpected and dramatic, and from time to time will cause us to have an excess or shortage of wafers for a particular product. As a result of the long lead-time for manufacturing wafers and the increase in “just-in-time” ordering by customers, semiconductor companies from time-to-time take charges for excess inventory. We have a manufacturing relationship with our vendor who procures wafers for us and who assembles and tests our product. During the three and nine months ended October 31, 2010 we recovered $31 thousand in inventory and scrapped the material as it was no longer required. For the three and nine months ended November 1, 2009, no such reserves were taken. Conversely, failure to order sufficient wafers would cause us to miss revenue opportunities and, if significant, could impact sales by our customers, which could adversely affect our customer relationships and thereby materially adversely affect our business, financial condition and results of operations.

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

We Depend on Foreign Sales and Suppliers

Export sales have been a critical part of our business. Sales to customers located outside the United States (including sales to the foreign operations of customers with headquarters in the United States and foreign manufacturers that sell to United States-based OEMs) accounted for 100% of our product revenue for the three and nine months ended October 31, 2010 and November 1, 2009. We expect that product revenue derived from foreign sales will continue to represent a significant portion of our total product revenue. To date, our foreign sales have been denominated in United States dollars. Increases in the value of the U.S. dollar relative to the local currency of our customers could make our products relatively more expensive than competitors’ products sold in the customer’s local currency.

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

Our Stock Price May Be Volatile

The market price of our Common Stock, like that of other semiconductor companies, has been and is likely to continue to be, highly volatile. For example, during the third quarter ended October 31, 2010, the highest closing sales price per share was $0.08 and the lowest was less than $0.04. During the quarter ended November 1, 2009, the highest closing sales price was $0.19 and the lowest was less than $0.03 per share. The market has from time to time experienced significant price and volume fluctuations that may be unrelated to the operating performance of particular companies. The market price of our Common Stock could be subject to significant fluctuations in response to various factors, including sales of our common stock, quarter-to-quarter variations in our anticipated or actual operating results, announcements of new products, technological innovations or setbacks by us or our competitors, general conditions in the semiconductor industry, unanticipated shifts in the markets for mobile phones and other handheld devices or changes in industry standards, losses of key customers, litigation commencement or developments, the impact of our financing activities, including dilution to stockholders, changes in or the failure by us to meet estimates of our performance by securities analysts, market conditions for high technology stocks in general, and other events or factors. In future quarters, our operating results may be below the expectations of public market analysts or investors.

Item 5.	Other Information

None.

Item 6.	Exhibits

The following exhibits are filed with this Quarterly Report on Form 10-Q:

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.1.2	Certificate of Amendment to Restated Certificate of Incorporation
3.2(2)	Bylaws, as amended through April 6, 2007.
4.2(3)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.
4.3(3)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.
4.7(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.17(3)	Amendment No. 5 To Preferred Stock Rights Agreement
4.9(4)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.
4.10(4)	Warrant to Registration Rights Agreement dated December 13, 2005.
4.11(5)	Form of Warrant originally issued December 6, 2006.
4.12(6)	Form of Amendment to Warrant, dated July 27, 2007.
4.13(7)	Class A Warrant to named Private Investors, dated October 12, 2009
4.14(7)	Class B Warrant to named Private Investors, dated October 12, 2009
4.15(7)	Class A (Employee) Warrant to named Private Investors, dated October 12,2009/
4.16(7)	Class B (Employee) Warrant to named Private Investors, dated October 12, 2009.
10.7(8)	2003 Stock Option Plan, as amended and restated April 15, 2010.
10.32(9)	Separation Agreement and Release of Claims with Douglas R. Young, dated February 4, 2010.
10.33(10)	Consulting Agreement, dated February 4, 2010, with Douglas R. Young
10.34(11)	Securities Purchase Agreement dated February 11, 2010, by and between the Company and Named Private Investors.
10.35(12)	Securities Purchase Agreement dated March 25, 2010, by and between the Company and Named Private Investors.
10.36(13)	Master Development and License Agreement dated May 5, 2010 by and between the Company and Synapse Design Automation, Inc.
16.1(14)	Letter dated October 5, 2010 from Stonefield Josephson, Inc. to the US Securities and Exchange Commission
31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.
(2)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.
(3)	Incorporated by reference to the Company’s Form 8-K filed October 16, 2009.
(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.
(6)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.
(7)	Securities Purchase Agreement dated October 12, 2009 by and between the Company and named Private Investors Private Investors.
(8)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 19, 2010.
(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed February 10, 2010.
(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed February 10, 2010.
(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed February 16, 2010.
(12)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed March 29, 2010.
(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 11, 2010
(14)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed October 6, 2010

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEOMAGIC CORPORATION (Registrant)

December 9, 2010	By:	/s/ Syed Zaidi
SYED ZAIDI President and Chief Executive Officer (Principal Executive Officer)

December 9, 2010	By:	/s/ Charlotte A. Willson
CHARLOTTE A. WILLSON Vice President, Finance and Administration (Principal Financial Officer)

EXHIBIT INDEX

Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.1.2	Certificate of Amendment to Restated Certificate of Incorporation
3.2(2)	Bylaws, as amended through April 6, 2007.
4.2(3)	Amendment to Rights Agreement, dated as of August 20, 2004, between the Company and EquiServe Trust Company, N.A.
4.3(3)	Amendment No. 3 to Rights Agreement, dated as of April 6, 2007, between the Company and EquiServe Trust Company, N.A.
4.7(3)	Certificate of Designation of Rights, Preferences and Privileges of Series A Participating Preferred Stock.
4.17(3)	Amendment No. 5 To Preferred Stock Rights Agreement
4.9(4)	Registration Rights Agreement dated December 13, 2005 by and between the Company and named Private Investors.
4.10(4)	Warrant to Registration Rights Agreement dated December 13, 2005.
4.11(5)	Form of Warrant originally issued December 6, 2006.
4.12(6)	Form of Amendment to Warrant, dated July 27, 2007.
4.13(7)	Class A Warrant to named Private Investors, dated October 12, 2009
4.14(7)	Class B Warrant to named Private Investors, dated October 12, 2009
4.15(7)	Class A (Employee) Warrant to named Private Investors, dated October 12,2009/
4.16(7)	Class B (Employee) Warrant to named Private Investors, dated October 12, 2009.
10.7(8)	2003 Stock Option Plan, as amended and restated April 15, 2010.
10.32(9)	Separation Agreement and Release of Claims with Douglas R. Young, dated February 4, 2010.
10.33(10)	Consulting Agreement, dated February 4, 2010, with Douglas R. Young
10.34(11)	Securities Purchase Agreement dated February 11, 2010, by and between the Company and Named Private Investors.
10.35(12)	Securities Purchase Agreement dated March 25, 2010, by and between the Company and Named Private Investors.
10.36(13)	Master Development and License Agreement dated May 5, 2010 by and between the Company and Synapse Design Automation, Inc.
16.1(14)	Letter dated October 5, 2010 from Stonefield Josephson, Inc. to the US Securities and Exchange Commission
31.1	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification pursuant to Securities Exchange Act Rules 13a-14 and 15d-14 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to an exhibit to the Company’s Form 10-Q for the quarter ended October 30, 2005.
(2)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 12, 2007.
(3)	Incorporated by reference to the Company’s Form 8-K filed October 16, 2009.
(4)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 16, 2005.
(5)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed December 1, 2006.
(6)	Incorporated by reference to an exhibit to the Company’s Schedule TO-I filed June 28, 2007.
(7)	Securities Purchase Agreement dated October 12, 2009 by and between the Company and named Private Investors Private Investors.
(8)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed April 19, 2010.
(9)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed February 10, 2010.
(10)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed February 10, 2010.
(11)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed February 16, 2010.
(12)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed March 29, 2010.
(13)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed May 11, 2010
(14)	Incorporated by reference to an exhibit to the Company’s Form 8-K filed October 6, 2010